Form 10-Q
period 2015-06-30
Horizon Global Corp
filed 2015-08-11
CIK 1637655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2015
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from to .
Commission file number 001-37427
HORIZON GLOBAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-3574483 (IRS Employer Identification No.)
39400 Woodward Avenue, Suite 100
Bloomfield Hills, Michigan 48304
(Address of principal executive offices, including zip code)
(248) 593-8820
(Registrant's telephone number, including area code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of August 6, 2015, the number of outstanding shares of the Registrant's common stock, par value $0.01 per share, was 18,062,027 shares.

Horizon Global Corporation

Forward-Looking Statements
This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about our financial condition, results of operations and business. These forward-looking statements can be identified by the use of forward-looking words, such as “may,” “could,” “should,” “estimate,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “target,” “plan” or other comparable words, or by discussions of strategy that may involve risks and uncertainties.
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to, risks and uncertainties with respect to: the Company's leverage; liabilities imposed by the Company's debt instruments; market demand; competitive factors; supply constraints; material and energy costs; technology factors; litigation; government and regulatory actions; the Company's accounting policies; future trends; general economic and currency conditions; various conditions specific to the Company's business and industry; and other risks that are discussed in "Risk Factors," in the Company's Registration Statement on Form S-1 (Registration No. 333-203138), (the "Registration Statement"). The risks described in our Registration Statement and elsewhere in this report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
The cautionary statements set forth above should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. We caution readers not to place undo reliance on the statements, which speak only as of the date of this report. We do not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statement to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.
We disclose important factors that could cause our actual results to differ materially from our expectations implied by our forward-looking statements under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributed to us or persons acting on our behalf. When we indicate that an event, condition or circumstance could or would have an adverse effect on us, we mean to include effects upon our business, financial and other conditions, results of operations, prospects and ability to service our debt.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
Horizon Global Corporation
Condensed Consolidated Balance Sheets
(Unaudited—dollars in thousands)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$17,050	$5,720
Receivables, net of reserves of approximately $2.8 million and $3.2 million as of June 30, 2015 and December 31, 2014, respectively	92,750	63,840
Inventories	125,750	123,530
Deferred income taxes	4,840	4,840
Prepaid expenses and other current assets	6,520	5,690
Total current assets	246,910	203,620
Property and equipment, net	48,870	55,180
Goodwill	5,630	6,580
Other intangibles, net	61,400	66,510
Other assets	12,890	11,940
Total assets	$375,700	$343,830
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$17,940	$460
Accounts payable	81,830	81,980
Accrued liabilities	44,380	37,940
Total current liabilities	144,150	120,380
Long-term debt	192,430	300
Deferred income taxes	9,220	8,970
Other long-term liabilities	27,900	25,990
Total liabilities	373,700	155,640
Commitments and contingent liabilities	—	—
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 18,062,027 shares at June 30, 2015 and no shares at December 31, 2014	180	—
Parent company investment	—	180,800
Accumulated deficit	(6,530)	—
Accumulated other comprehensive income	8,350	7,390
Total shareholders' equity	2,000	188,190
Total liabilities and shareholders' equity	$375,700	$343,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

Horizon Global Corporation
Condensed Consolidated Statements of Income
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net sales	$158,540	$178,260	$300,900	$326,350
Cost of sales	(120,790)	(131,600)	(227,850)	(244,030)
Gross profit	37,750	46,660	73,050	82,320
Selling, general and administrative expenses	(30,550)	(31,610)	(62,190)	(63,020)
Net loss on dispositions of property and equipment	(1,840)	(60)	(1,790)	(70)
Operating profit	5,360	14,990	9,070	19,230
Other expense, net:
Interest expense	(120)	(170)	(240)	(360)
Other expense, net	(720)	(720)	(1,970)	(1,480)
Other expense, net	(840)	(890)	(2,210)	(1,840)
Income before income tax expense	4,520	14,100	6,860	17,390
Income tax expense	(2,320)	(3,280)	(3,180)	(4,190)
Net income	$2,200	$10,820	$3,680	$13,200
Net income per share:
Basic	$0.12	$0.60	$0.20	$0.73
Diluted	$0.12	$0.60	$0.20	$0.73
Weighted average common shares outstanding:
Basic	18,062,027	18,062,027	18,062,027	18,062,027
Diluted	18,134,475	18,113,080	18,134,475	18,113,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

Horizon Global Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$2,200	$10,820	$3,680	$13,200
Other comprehensive income (net of tax):
Foreign currency translation	1,150	1,110	(4,090)	2,950
Derivative instruments (Note 8)	(280)	(60)	(180)	270
Total other comprehensive income	870	1,050	(4,270)	3,220
Total comprehensive income	$3,070	$11,870	$(590)	$16,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

Horizon Global Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited—dollars in thousands)

	Six months ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$3,680	$13,200
Adjustments to reconcile net income to net cash used for operating activities:
Loss on dispositions of property and equipment	1,790	70
Depreciation	5,080	5,930
Amortization of intangible assets	3,720	3,810
Deferred income taxes	980	510
Non-cash compensation expense	1,270	1,570
Increase in receivables	(31,110)	(41,830)
(Increase) decrease in inventories	(4,140)	11,610
Increase in prepaid expenses and other assets	(1,630)	(110)
Increase (decrease) in accounts payable and accrued liabilities	12,800	(13,430)
Other, net	670	420
Net cash used for operating activities	(6,890)	(18,250)
Cash Flows from Investing Activities:
Capital expenditures	(4,140)	(7,550)
Net proceeds from disposition of property and equipment	1,470	200
Net cash used for investing activities	(2,670)	(7,350)
Cash Flows from Financing Activities:
Proceeds from borrowings on credit facilities	73,100	89,730
Repayments of borrowings on credit facilities	(65,410)	(86,610)
Proceeds from Term B Loan, net of issuance costs	192,970	—
Proceeds from ABL Revolving Debt, net of issuance costs	7,720	—
Net transfers from former parent	27,630	25,660
Cash dividend paid to former parent	(214,500)	—
Net cash provided by financing activities	21,510	28,780
Effect of exchange rate changes on cash	(620)	300
Cash and Cash Equivalents:
Increase for the period	11,330	3,480
At beginning of period	5,720	7,880
At end of period	$17,050	$11,360
Supplemental disclosure of cash flow information:
Cash paid for interest	$220	$310

The accompanying notes are an integral part of these condensed consolidated financial statements.

Horizon Global Corporation
Condensed Consolidated Statements of Shareholders' Equity
Six Months Ended June 30, 2015
(Unaudited—dollars in thousands)

	Common Stock	Parent Company Investment	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2014	$—	$180,800	$—	$7,390	$188,190
Net income	—	3,680	—	—	3,680
Other comprehensive income	—	—	—	(4,270)	(4,270)
Issuance of common stock	180	(180)	—	—	—
Net transfers from former parent	—	23,670	—	5,230	28,900
Cash dividend paid to former parent	—	(214,500)	—	—	(214,500)
Reclassification of net parent investment to accumulated deficit	—	6,530	(6,530)	—	—
Balances, June 30, 2015	$180	$—	$(6,530)	$8,350	$2,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation
On June 30, 2015, Horizon Global Corporation ("Horizon," "Horizon Global" or the "Company") became an independent company as a result of the distribution by TriMas Corporation ("TriMas", or "former parent") of 100 percent of the outstanding common shares of Horizon Global to TriMas shareholders (the "spin-off"). Each TriMas shareholder of record as of the close of business on June 25, 2015 ("Record Date") received two Horizon Global common shares for every five TriMas common shares held as of the Record Date. The spin-off was completed on June 30, 2015 and was structured to be tax-free to both TriMas and Horizon Global shareholders.
On July 1, 2015, Horizon Global common shares began regular trading on the New York Stock Exchange under the ticker symbol "HZN". Pursuant to the separation and distribution agreement with TriMas, on June 30, 2015, the Company paid a cash dividend to TriMas of $214.5 million.
Horizon qualifies as an "emerging growth company" as defined in the Jumpstart our Business Startups Act of 2012 ("JOBS Act"), and, therefore, will be subject to reduced reporting requirements. The JOBS Act also provides that an "emerging growth company" can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 (the "Securities Act"), for complying with new or revised accounting standards. However, the Company has chosen to "opt out" of such extended transition period, and, as a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for companies that are not "emerging growth companies." Section 107 of the JOBS Act provides that the Company's decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.
Horizon is a global designer, manufacturer and distributor of a wide variety of high quality, custom-engineered towing, trailering, cargo management and other related accessories. These products are designed to support original equipment manufacturers ("OEMs"), original equipment suppliers, aftermarket and retail customers within the agricultural, automotive, construction, horse/livestock, industrial, marine, military, recreational, trailer and utility markets. The Company groups its operating segments into reportable segments by the region in which sales and manufacturing efforts are focused. The Company's reportable segments are Cequent Americas and Cequent Asia Pacific Europe Africa ("Cequent APEA"). See Note 9, "Segment Information," for further information on each of the Company's reportable segments.
The accompanying condensed consolidated financial statements have been prepared on a stand-alone basis and are derived from the TriMas consolidated financial statements and accounting records for the periods presented as the Company was historically managed within TriMas. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Our interim condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. You should read these statements in conjunction with our audited combined financial statements as of December 31, 2014 and related notes thereto included in our Registration Statement on Form S-1 ("Registration Statement"). It is management's opinion that these financial statements contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. The Company's condensed consolidated financial statements may not be indicative of the Company's future performance, and do not necessarily reflect what the results of operations, financial position, and cash flows would have been had it been operated as a stand alone company during the periods presented. Furthermore, results of operations for interim periods are not necessarily indicative of results for the full year.
The condensed consolidated financial statements include expense allocations for certain functions provided by our former parent, including, but not limited to, general corporate expenses related to accounting, treasury, tax, legal, risk management, communications, human resources, procurement, information technology and other services. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue or headcount. The Company believes these allocations were made on a consistent basis and are reasonable. However, the allocations may not reflect the expenses the Company would have incurred as an independent, publicly traded company for the periods presented. The Company will perform these functions using internal resources and purchased services, some of which may be provided by our former parent during a transitional period pursuant to a transitional services agreement.
The condensed consolidated financial statements include certain assets and liabilities that have historically been held at the parent corporate level, but were specifically identifiable or allocable to Horizon. As of the spin-off date these assets and liabilities were transferred to the Company. Additionally, pursuant to the tax sharing agreement with our former parent, included in the condensed

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

consolidated financial statements is a liability of approximately $9.6 million payable to our former parent. Our former parent's third-party debt, and the related interest expense, were not allocated to Horizon for any of the periods presented, as our former parent's borrowings and the related guarantees on such borrowings are not directly attributable to the combined businesses that comprise Horizon, and Horizon did not assume any of our former parent's debt in connection with the spin-off. Cash and cash equivalents held by our former parent were not allocated to Horizon for any of the periods presented. Cash and cash equivalents in the Company's condensed consolidated balance sheets represent cash held locally by entities included in the condensed consolidated financial statements.
Transactions that have been historically treated as intercompany between the Company and our former parent have been included in these condensed consolidated financial statements and were considered to be effectively settled for cash in the condensed consolidated financial statements at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions is reflected in the condensed consolidated statements of cash flows as a financing activity, and in the condensed consolidated balance sheets as parent company investment. As of the spin-off date all intercompany transactions between the Company and it's former parent were settled.
Our former parent maintained various benefit and stock-based compensation plans at a corporate level. Horizon employees participated in those programs and a portion of the costs of these plans have been included in Horizon's condensed consolidated financial statements. However, Horizon's condensed consolidated balance sheet does not include any equity related to stock-based compensation plans or any net benefit plan obligations related to our former parent's corporate benefit plans. See Note 12, "Employee Benefit Plans," and Note 10, "Equity Awards," for a further description of the accounting for stock-based compensation and benefit plans.
2. New Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 provides an amendment to the accounting guidance related to the presentation of debt issuance costs and is effective for fiscal years beginning after December 15, 2015 with early adoption allowed. This guidance is applied retrospectively to all prior periods. Under the new guidance, debt issuance costs related to term loan borrowings are to be presented as a direct reduction from the related debt liability rather than as an asset. The Company adopted ASU 2015-03 in June 2015 and there was no effect to previously issued financial statements.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). ASU 2014-09 requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 was originally effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016; however, in July 2015, the FASB approved a one-year deferral of the effective date. The ASU formally amending the effective date is expected to be issued in the third quarter of 2015. The Company is in the process of assessing the impact of the adoption of ASU 2014-09 on its condensed consolidated financial statements.
3. Facility Closure
Goshen, Indiana facility
In November 2012, the Company announced plans to close its manufacturing facility in Goshen, Indiana, moving production from Goshen to lower-cost manufacturing facilities during 2013. The Company completed the move and ceased operations in Goshen during the fourth quarter of 2013. During 2013, the Company recorded charges, primarily for severance benefits for its approximately 350 union hourly workers to be involuntarily terminated, of approximately $4.0 million. Additionally, during 2012, the Company recorded charges of approximately $1.2 million, primarily for severance benefits for salaried employees to be involuntarily terminated as part of the closure. Through December 31, 2014, the hourly and salary benefits have been fully paid, with approximately $0.2 million being paid during the three months ended June 30, 2014 and approximately $1.1 million being paid during the six months ended June 30, 2014.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended June 30, 2015 are summarized as follows:

	Cequent Americas	Cequent APEA	Total
	(dollars in thousands)
Balance, December 31, 2014	$6,580	$—	$6,580
Foreign currency translation and other	(950)	—	(950)
Balance, June 30, 2015	$5,630	$—	$5,630
The gross carrying amounts and accumulated amortization of the Company's other intangibles as of June 30, 2015 and December 31, 2014 are summarized below. The Company amortizes these assets over periods ranging from 3 to 25 years.

	As of June 30, 2015		As of December 31, 2014
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$33,400	$(26,560)	$34,170	$(26,190)
Customer relationships, 15 – 25 years	105,380	(75,220)	105,380	(72,250)
Total customer relationships	138,780	(101,780)	139,550	(98,440)
Technology and other, 3 – 15 years	14,560	(14,030)	14,600	(13,910)
Total finite-lived intangible assets	153,340	(115,810)	154,150	(112,350)
Trademark/Trade names, indefinite-lived	23,870	—	24,710	—
Total other intangible assets	$177,210	$(115,810)	$178,860	$(112,350)
Amortization expense related to intangible assets as included in the accompanying condensed consolidated statements of income is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Technology and other, included in cost of sales	$60	$40	$120	$130
Customer relationships, included in selling, general and administrative expenses	1,790	1,860	3,600	3,680
Total amortization expense	$1,850	$1,900	$3,720	$3,810

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

5. Inventories
Inventories consist of the following components:

	June 30, 2015	December 31, 2014
	(dollars in thousands)
Finished goods	$94,240	$89,550
Work in process	5,710	6,810
Raw materials	25,800	27,170
Total inventories	$125,750	$123,530
6. Property and Equipment, Net
Property and equipment consists of the following components:

	June 30, 2015	December 31, 2014
	(dollars in thousands)
Land and land improvements	$110	$290
Buildings	8,340	9,250
Machinery and equipment	99,410	118,460
	107,860	128,000
Less: Accumulated depreciation	58,990	72,820
Property and equipment, net	$48,870	$55,180
Depreciation expense as included in the accompanying condensed consolidated statements of income is as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Depreciation expense, included in cost of sales	$2,110	$2,530	$4,260	$4,900
Depreciation expense, included in selling, general and administrative expense	430	530	820	1,030
Total depreciation expense	$2,540	$3,060	$5,080	$5,930

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

7. Long-term Debt
The Company's long-term debt consists of the following:

	June 30, 2015	December 31, 2014
	(dollars in thousands)
ABL Facility	$9,290	$—
Term B Loan	192,970	—
Bank facilities	7,710	140
Capital leases and other long-term debt	400	620
	210,370	760
Less: Current maturities, long-term debt	17,940	460
Long-term debt	$192,430	$300
ABL Facility
On June 30, 2015, the Company entered into an asset-based revolving credit facility (“ABL Facility”), which permits the Company and certain of its subsidiaries to make revolving borrowings up to an aggregate principal amount of $85.0 million, subject to availability under a borrowing base, including a $20.0 million letter of credit sub-facility, which matures on June 30, 2020. The Company may increase commitments under the ABL Facility, subject to certain conditions, up to an additional $25.0 million in aggregate. Borrowings under the ABL Facility bear interest, at the Company’s election, at either (a) the Base Rate (as defined per the credit agreement, the “Base Rate”) plus the Applicable Margin (as defined per the credit agreement “Applicable Margin”), or (b) the London Interbank Offered Rate (“LIBOR”) plus the Applicable Margin.
All of the indebtedness under the ABL Facility is and will be guaranteed by the Company’s existing and future material domestic subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors. The credit agreement contains customary negative covenants, and does not include any financial maintenance covenants other than a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing twelve-month basis, which will be tested only upon the occurrence of an event of default or certain other conditions as specified in the agreement. At June 30, 2015, the Company was in compliance with its financial covenants contained in the ABL Facility.
Debt issuance costs of approximately $1.6 million were incurred in connection with the entry into the ABL Facility and are included in other assets in the accompanying condensed consolidated balance sheet. These debt issuance costs will be amortized into interest expense over the contractual term of the loan.
As of June 30, 2015, $9.3 million was outstanding under the ABL facility at a weighted average interest rate of 2.96%. Total letters of credit outstanding at June 30, 2015 were $6.0 million. Subject to borrowing base availability, the Company had $69.7 million in available funds from the ABL facility.
Term Loan
On June 30, 2015, the Company entered into a term loan agreement (“Term B Loan”) under which the Company borrowed an aggregate of $200.0 million, which matures on June 30, 2021. The Term B Loan permits the Company to request incremental term loan facilities, subject to certain conditions, in an aggregate principal amount, together with the aggregate principal amount of incremental equivalent debt incurred by the Company, of up to $25.0 million, plus an additional amount such that the Company’s pro forma first lien net leverage ratio (as defined in the term loan agreement) would not exceed 3.50 to 1.00 as a result of the incurrence thereof.
Borrowings under the agreement bear interest, at the Company’s election, at either (a) the Base Rate plus 5% per annum, or (b) LIBOR plus 6% per annum. Principal payments required under the credit agreement for the Term B Loan Facility are $2.5 million due each calendar quarter beginning September 2015. Commencing with the fiscal year ending December 31, 2016, and for each fiscal year thereafter, the Company will also be required to make prepayments of outstanding amounts under the Term B Loan in an amount equal to 50.0% of the Company’s excess cash flow for such fiscal year, as defined in the credit agreement, subject to adjustments based on the Company’s leverage ratio and optional prepayments of term loans and certain other indebtedness.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

All of the indebtedness under the Term B Loan is and will be guaranteed by the Company’s existing and future material domestic subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors. The Term B Loan agreement contains customary negative covenants, and also contains a financial maintenance covenant which requires the Company to maintain a net leverage ratio not exceeding, through the fiscal quarter ending September 30, 2016, 5.25 to 1.00; through the fiscal quarter ending September 30, 2017, 5.00 to 1.00; through the fiscal quarter ending September 30, 2018, 4.75 to 1.00; and thereafter, 4.50 to 1.00. At June 30, 2015, the Company was in compliance with its financial covenants contained in the Term B Loan.
Debt issuance costs of approximately $3.0 million were incurred in connection with the Term B Loan, along with the original issue discount of $4.0 million. Both the debt issuance costs and the original issue discount will be amortized into interest expense over the term of the Term B Loan Facility. As of June 30, 2015, the Company had aggregate principal outstanding of $200.0 million bearing interest at 7.00%, and had $7.0 million of unamortized debt issuance costs and original issue discount, all of which are recorded as a reduction of the debt balance on the Company's balance sheet.
As of June 30, 2015, the Company's Term Loan B and ABL Facility approximated fair value as the loan agreements were entered into on June 30, 2015.
Bank facilities
In Australia, the Company’s subsidiary is party to an approximate $15.4 million revolving debt facility, which matures on August 31, 2015, is subject to interest at a bank-specified rate plus 1.90% and is secured by substantially all the assets of the subsidiary. As of June 30, 2015, $7.7 million was outstanding under this agreement, bearing interest at 4.05%. No amounts were outstanding as of December 31, 2014.
In May 2014, the Company’s Dutch subsidiary entered into a credit agreement consisting of a $12.5 million uncommitted working capital facility which matured on May 29, 2015. This facility was subject to interest at LIBOR plus 2.75% per annum and was guaranteed by TriMas. In addition, this Dutch subsidiary was subject to an overdraft facility in conjunction with the uncommitted working capital facility up to $1.0 million, subject to interest at U.S. dollar prime rate plus 0.75%. This facility matured in May 2015 and accordingly no balances were outstanding at June 30, 2015. As of December 31, 2014, $0.1 million was outstanding on this facility.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

8. Derivative Instruments
Foreign Currency Exchange Rate Risk
As of June 30, 2015, the Company was party to forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $17.3 million. The Company uses foreign currency forward contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain payments for contract manufacturing in its lower-cost manufacturing facilities. The foreign currency forward contracts hedge currency exposure between the Mexican peso and the U.S. dollar, the Thai baht and the Australian dollar and the U.S. dollar and the Australian dollar and mature at specified monthly settlement dates through March 2016. At inception, the Company designated the foreign currency forward contracts as cash flow hedges. Upon purchase of certain inventories the Company de-designates the foreign currency forward contract.
Financial Statement Presentation
As of June 30, 2015 and December 31, 2014, the fair value carrying amount of the Company's derivative instruments are recorded as follows:

		Asset / (Liability) Derivatives
	Balance Sheet Caption	June 30, 2015	December 31, 2014
		(dollars in thousands)
Derivatives designated as hedging instruments
Foreign currency forward contracts	Other assets	$10	$—
Foreign currency forward contracts	Accrued liabilities	(260)	(150)
Total derivatives designated as hedging instruments		(250)	(150)
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Accrued liabilities	(70)	—
Total derivatives not designated as hedging instruments		(70)	—
Total derivatives		$(320)	$(150)
The following tables summarize the income (loss) recognized in accumulated other comprehensive income ("AOCI"), the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings as of and for the six months ended June 30, 2015 and 2014:

	Amount of Loss Recognized in AOCI on Derivative (Effective Portion, net of tax)			Amount of Income (Loss) Reclassified from AOCI into Earnings
				Three months ended June 30,		Six months ended June 30,
	As of June 30, 2015	As of December 31, 2014	Location of Income (Loss) Reclassified from AOCI into Earnings (Effective Portion)	2015	2014	2015	2014
	(dollars in thousands)			(dollars in thousands)
Derivatives instruments
Foreign currency forward contracts	$(250)	$(70)	Cost of sales	$(260)	$170	$(450)	$220
Over the next 12 months, the Company expects to reclassify approximately $0.3 million of pre-tax deferred losses from AOCI to cost of sales as the intercompany inventory purchases are settled.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value Measurements
The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's foreign currency forward contracts use observable inputs such as forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 are shown below.

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
June 30, 2015
Foreign currency forward contracts	Recurring	$(320)	$—	$(320)	$—
December 31, 2014
Foreign currency forward contracts	Recurring	$(150)	$—	$(150)	$—
9. Segment Information
Horizon groups its operating segments into reportable segments by the region in which sales and manufacturing efforts are focused. Each operating segment has discrete financial information evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance. See below for more information regarding the types of products and services provided within each reportable segment:
Cequent Americas - A market leader in the design, manufacture and distribution of a wide variety of high-quality, custom engineered towing, trailering and cargo management products and related accessories. These products are designed to support OEMs, original equipment suppliers, aftermarket and retail customers in the agricultural, automotive, construction, industrial, marine, military, recreational vehicle, trailer and utility end markets. Products include brake controllers, cargo management, heavy-duty towing products, jacks and couplers, protection/securing systems, trailer structural and electrical components, tow bars, vehicle roof racks, vehicle trailer hitches and additional accessories.
Cequent APEA - With a product offering similar to Cequent Americas, Cequent APEA focuses its sales and manufacturing efforts in the Asia Pacific, Europe and Africa regions of the world.
Segment activity is as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Net Sales
Cequent Americas	$118,950	$134,460	$225,490	$243,080
Cequent APEA	39,590	43,800	75,410	83,270
Total	$158,540	$178,260	$300,900	$326,350
Operating Profit (Loss)
Cequent Americas	$7,780	$16,790	$13,700	$22,550
Cequent APEA	1,670	2,170	3,920	4,630
Corporate expenses	(4,090)	(3,970)	(8,550)	(7,950)
Total	$5,360	$14,990	$9,070	$19,230

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

10. Equity Awards
Description of the Plan
Prior to the spin-off, certain employees of Horizon participated in the following TriMas equity incentive plans: the 2011 TriMas Corporation Omnibus Incentive Compensation Plan, the TriMas Corporation 2006 Long Term Equity Incentive Plan and the TriMas Corporation 2002 Long Term Equity Incentive Plan (collectively, the "TriMas Plans") and received restricted shares or options to purchase TriMas common shares. Effective June 30, 2015, Horizon employees are eligible to participate in the Horizon Global Corporation 2015 Equity and Incentive Compensation Plan (“Horizon 2015 Plan”).
The Horizon 2015 Plan authorizes the Compensation Committee of the Horizon Board of Directors to grant qualified or non-qualified incentive stock options, stock appreciation rights, stock awards (including restricted stock and restricted stock unit awards), cash incentive awards and performance awards to Horizon employees and non-employee directors. No more than 2.0 million Horizon common shares may be delivered under the Horizon 2015 Plan, with no more than 0.5 million “replacement awards” to current holders of TriMas equity awards under TriMas Plans.
In connection with the spin-off, certain stock compensation awards granted under the TriMas Plans were modified to substitute awards under the Horizon 2015 Plan. No additional compensation cost was recognized as a result of the substitution.
As of June 30, 2015 the Company had 9,299 stock options outstanding as a result of the modification of awards.
Restricted awards outstanding as of June 30, 2015 as a result of the substitution and adjustment of the TriMas awards are as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2015	229,046	$16.05	1.2	$3,550,213
The modification of the stock compensation awards occurred in conjunction with the distribution of Horizon common shares to TriMas shareholders in the June 30, 2015 after-market distribution. As a result, no grant, exercise, or cancellation activity occurred on Horizon stock compensation awards during the six months ended June 30, 2015.
As of June 30, 2015, there was no unrecognized compensation costs related to stock options, and $1.4 million of unrecognized compensation cost related to unvested restricted shares that is expected to be recorded over a weighted-average period of 1.5 years.
The Company recognized approximately $0.3 million and $0.8 million of stock-based compensation expense related to restricted shares during the three months ended June 30, 2015 and 2014, respectively, and $1.3 million and $1.6 million for the six months ended June 30, 2015 and 2014, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income. No compensation cost was recognized during the three or six month periods ended June 30, 2015 or 2014 related to stock options.
11. Earnings per Share
On June 30, 2015, approximately 18.1 million common shares of Horizon Global were distributed to TriMas shareholders in conjunction with the spin-off. For comparative purposes, and to provide a more meaningful calculation for weighted average shares, this amount was assumed to be outstanding as of the beginning of each period presented in the calculation of basic weighted average shares. Dilutive earnings per share are calculated to give effect to stock options and restricted shares outstanding during each period.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(dollars in thousands, except for per share amounts)
Numerator:
Net income for basic and diluted earnings per share	$2,200	$10,820	$3,680	$13,200
Denominator:
Weighted average shares outstanding, basic	18,062,027	18,062,027	18,062,027	18,062,027
Dilutive effect of stock-based awards	72,448	51,053	72,448	51,053
Weighted average shares outstanding, diluted	18,134,475	18,113,080	18,134,475	18,113,080

Basic earnings per share	$0.12	$0.60	$0.20	$0.73
Diluted earnings per share	$0.12	$0.60	$0.20	$0.73
12. Employee Benefit Plans
The Company's domestic salaried and hourly employees participate in a defined contribution profit sharing plan sponsored by TriMas and reimbursed by Horizon. The plan contains both contributory and noncontributory profit sharing arrangements, as defined. Aggregate charges included in the accompanying condensed consolidated statements of income under this plan were approximately $0.4 million for each of the three months ended June 30, 2015 and 2014 and $0.8 million for each of the six months ended June 30, 2015 and 2014.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

13. Other Comprehensive Income
Changes in AOCI by component for the six months ended June 30, 2015 are summarized as follows:

	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance, December 31, 2014	$(70)	$7,460	$7,390
Net transfer from former parent	—	5,230	5,230
Net unrealized gains (losses) arising during the period (a)	(610)	(4,090)	(4,700)
Less: Net realized (losses) reclassified to net income (b)	(430)	—	(430)
Net current-period change	(180)	1,140	960
Balance, June 30, 2015	$(250)	$8,600	$8,350
__________________________
(a) Derivative instruments, net of income tax of $80.0 thousand. See Note 8, "Derivative Instruments," for further details.
(b) Derivative instruments, net of income tax of $20.0 thousand. See Note 8, "Derivative Instruments," for further details.
Changes in AOCI by component for the six months ended June 30, 2014 are summarized as follows:

	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance, December 31, 2013	$—	$14,700	$14,700
Net unrealized gains arising during the period (a)	490	2,950	3,440
Less: Net realized gains reclassified to net income (b)	220	—	220
Net current-period change	270	2,950	3,220
Balance, June 30, 2014	$270	$17,650	$17,920
__________________________
(a) Derivative instruments, net of income tax of $30.0 thousand. See Note 8, "Derivative Instruments," for further details.
(b) There was no income tax impact on the net realized gains reclassified to net income on derivative instruments. See Note 8, "Derivative Instruments," for further details.
14. Income Taxes
At the end of each interim reporting period, the Company makes an estimate of the annual effective income tax rate. Tax items included in the annual effective income tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective income tax rate for that quarter. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods.
The effective income tax rate was 51.3% and 23.3% for the three months ended June 30, 2015 and 2014, respectively, and 46.4% and 24.1% for the six months ended June 30, 2015 and 2014, respectively. The higher effective tax rate for the three and six month periods ended June 30, 2015 is primarily driven by tax charges of approximately $2.9 million related to certain spin-off related structuring steps partially offset by a higher portion of income earned in foreign tax jurisdictions with lower statutory tax rates.
During the six months ended June 30, 2015 and 2014, cash paid for domestic taxes was approximately $2.0 million and 1.4 million, respectively, which was paid by our former parent company. The Company paid cash for foreign taxes of $1.8 million and $1.4 million during the six months ended June 30, 2015 and 2014, respectively.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

15. Subsequent Events
In July 2015, the Company announced plans to close its manufacturing facility in Ciudad Juarez, Mexico along with its distribution warehouse in El Paso, Texas. This facility currently manufactures winches, jacks, couplers and accessories and combined with the distribution warehouse employs approximately 280 people. Most of the manufacturing and distribution operations will be relocated to the Company's existing facility in Reynosa, Mexico. The Company is currently assessing the potential impact resulting from this proposed closure, including estimated costs for employee termination and equipment relocation of approximately $2.2 million and $1.2 million, respectively. In addition, the Company is party to lease agreements for these facilities for which it has non-cancellable future rental obligations of approximately $4.6 million. The closure is anticipated to be completed by March 31, 2016.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition contains forward-looking statements regarding industry outlook and our expectations regarding the performance of our business. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under the heading "Forward-Looking Statements," at the beginning of this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the Company's reports on file with the Securities and Exchange Commission, including our Registration Statement on Form S-1 (Registration No. 333-203138).
Introduction
We are a leading designer, manufacturer and distributor of a wide variety of high-quality, custom-engineered towing, trailering, cargo management and other related accessory products on a global basis, serving the automotive aftermarket, retail and original equipment, or OE, channels.
Our business is comprised of two reportable segments: Cequent Americas and Cequent APEA. Cequent Americas has historically operated primarily in North America, and we believe has been a leader in towing and trailering-related products sold through retail, aftermarket and OE channels. Over the past few years, we have penetrated the Latin America market, which is in the early stages of its development for automotive accessories, and appears to be following the historical development pattern of the United States and Canadian markets. Cequent APEA focuses its sales and manufacturing efforts outside of the Americas, historically operating primarily in Australia, and we believe has been a leader in towing related products sold through the aftermarket and OE channels. Over the past few years, we have expanded our footprint into other areas of the New Zealand, Thailand, Europe, the United Kingdom and South Africa, primarily as a result of acquisitions. We are in the early stages of our development in these markets, initially focusing primarily on supporting OE customers.
Our products are used in two primary categories across the world: commercial applications, or Work, and recreational activities, or Play. Some of the markets in our Work category include agricultural, automotive, construction, fleet, industrial, marine, military, mining and municipalities. Some of the markets in our Play category include equestrian, power sports, recreational vehicle, specialty automotive, truck accessory and other specialty towing applications.
Key Factors and Risks Affecting Our Reported Results.  Our products are sold into a diverse set of end-markets; the primary applications relate to automotive accessories for light and recreational vehicles. Purchases of automotive accessory parts are discretionary and we believe demand is driven by macro-economic factors including, among others, (i) consumer confidence, (ii) employment trends and (iii) light truck builds. We believe all of these metrics impact both our Work-and Play-related sales. In addition, we believe the Play-related sales are more sensitive to changes in these indices, given the Play-related sales tend to be more directly related to disposable income levels. In general, recent decreases in unemployment and fuel prices, coupled with increases in consumer confidence, are positive trends for our businesses.
Over the past two years, we have invested over $50 million in cash for restructuring or other initiatives and capital expenditures, primarily as follows:

•	Closed and moved production from our former Goshen, Indiana manufacturing facility to a new lower-cost facility in Reynosa, Mexico in 2013, relocating approximately 420 positions;

•	Relocated the supply chain from the Midwestern United States to localized supply near Reynosa;

•	As a result of the Goshen manufacturing move, relocated the main U.S. distribution facility from Huntington, Indiana to Dallas, Texas;

•	Closed and consolidated two former facilities in Australia into one newer facility; and

•	Closed and consolidated two former facilities in Brazil into one facility.
While these initiatives have impacted our past performance, we believe we have reduced the cost of our manufacturing footprint which has improved our flexibility to meet market demands.
Critical factors affecting our ability to succeed include: our ability to realize the expected economic benefits of structural realignment of manufacturing facilities and business units; our ability to quickly and cost-effectively introduce new products; our ability to acquire and integrate companies or products that supplement existing product lines, add new distribution channels and expand our geographic coverage; our ability to manage our cost structure more efficiently via supply base management, internal sourcing and/or purchasing of materials, selective outsourcing and/or purchasing of support functions, working capital management, and leverage of our administrative functions. If we are unable to do any of the foregoing successfully, our financial condition and results of operations could be materially and adversely impacted.
We experience some seasonality in our business. Sales of towing and trailering products in the northern hemisphere, where we generate the majority of our sales, are generally stronger in the second and third calendar quarters, as trailer OEs, distributors and retailers acquire product for the spring and summer selling seasons. Our growing businesses in the southern hemisphere are stronger in the first and fourth calendar quarters. We do not consider order backlog to be a material factor in our businesses.
We are sensitive to price movements in our raw materials supply base. Our largest material purchases are for steel, copper, and aluminum. We also consume a significant amount of energy via utilities in our facilities. Historically, when we have experienced increasing costs of steel and have worked with our suppliers to manage cost pressures and disruptions in supply. Price increases offsetting inflation or disruption of supply in core materials, while may be delayed have generally been successful; although this does represent risk in execution.
We report shipping and handling expenses associated with our Cequent Americas reportable segment's distribution network as an element of selling, general and administrative expenses in our condensed consolidated statements of income. As such, gross margins for the Cequent Americas reportable segment may not be comparable to those of our Cequent APEA segments, which primarily rely on third-party distributors, for which all costs are included in cost of sales.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended June 30, 2015 and 2014:

	Three months ended June 30,
	2015	As a Percentage of Net Sales	2014	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Cequent Americas	$118,950	75.0%	$134,460	75.4%
Cequent APEA	39,590	25.0%	43,800	24.6%
Total	$158,540	100.0%	$178,260	100.0%
Gross Profit
Cequent Americas	$31,250	26.3%	$38,480	28.6%
Cequent APEA	6,500	16.4%	8,180	18.7%
Total	$37,750	23.8%	$46,660	26.2%
Selling, General and Administrative Expenses
Cequent Americas	$21,680	18.2%	$21,640	16.1%
Cequent APEA	4,780	12.1%	6,000	13.7%
Corporate expenses	4,090	N/A	3,970	N/A
Total	$30,550	19.3%	$31,610	17.7%
Net Loss on Disposition of Property and Equipment
Cequent Americas	$(1,780)	1.5%	$(60)	—%
Cequent APEA	(60)	0.2%	—	—%
Total	$(1,840)	1.2%	$(60)	—%
Operating Profit (Loss)
Cequent Americas	$7,780	6.5%	$16,790	12.5%
Cequent APEA	1,670	4.2%	2,170	5.0%
Corporate expenses	(4,090)	N/A	(3,970)	N/A
Total	$5,360	3.4%	$14,990	8.4%
Depreciation and Amortization
Cequent Americas	$2,720	2.3%	$3,000	2.2%
Cequent APEA	1,650	4.2%	1,960	4.5%
Corporate expenses	20	N/A	—	N/A
Total	$4,390	2.8%	$4,960	2.8%

The following table summarizes financial information from our reportable segments for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,
	2015	As a Percentage of Net Sales	2014	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Cequent Americas	$225,490	74.9%	$243,080	74.5%
Cequent APEA	75,410	25.1%	83,270	25.5%
Total	$300,900	100.0%	$326,350	100.0%
Gross Profit
Cequent Americas	$59,380	26.3%	$66,150	27.2%
Cequent APEA	13,670	18.1%	16,170	19.4%
Total	$73,050	24.3%	$82,320	25.2%
Selling, General and Administrative Expenses
Cequent Americas	$43,940	19.5%	$43,540	17.9%
Cequent APEA	9,700	12.9%	11,530	13.8%
Corporate expenses	8,550	N/A	7,950	N/A
Total	$62,190	20.7%	$63,020	19.3%
Net Loss on Disposition of Property and Equipment
Cequent Americas	$(1,730)	0.8%	$(70)	—%
Cequent APEA	(60)	0.1%	—	—%
Total	$(1,790)	0.6%	$(70)	—%
Operating Profit (Loss)
Cequent Americas	$13,700	6.1%	$22,550	9.3%
Cequent APEA	3,920	5.2%	4,630	5.6%
Corporate expenses	(8,550)	N/A	(7,950)	N/A
Total	$9,070	3.0%	$19,230	5.9%
Depreciation and Amortization
Cequent Americas	$5,470	2.4%	$5,940	2.4%
Cequent APEA	3,310	4.4%	3,800	4.6%
Corporate expenses	20	N/A	—	N/A
Total	$8,800	2.9%	$9,740	3.0%

Results of Operations
The principal factors impacting us during the three months ended June 30, 2015, compared with the three months ended June 30, 2014, were:

▪	our spin-off from TriMas Corporation, or TriMas, on June 30, 2015, through the distribution of 100 percent of the outstanding common shares of Horizon;

▪
our new credit agreement, or Credit Agreement, which provides for a revolving credit facility, or ABL Facility, as well as a term loan facility under which the Company borrowed an aggregate of $200 million;

▪
the impact of foreign currency, as our reported result in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies, particularly in our Cequent APEA reportable segment; and

▪	market dynamics surrounding distribution customer consolidation and the discontinuance of certain promotional incentives.
Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014
Overall, net sales decreased approximately $19.7 million, or 11.1%, to $158.5 million for the three months ended June 30, 2015, as compared with $178.3 million in the three months ended June 30, 2014. During the second quarter of 2015, net sales decreased approximately $14.6 million in our Cequent Americas reportable segment due to consolidation and closure of customer distribution centers within the aftermarket channel and the discontinued use of certain promotional incentives that were available to our customers during the second quarter of 2014. These decreases were partially offset by an increase of approximately $2.1 million in our Cequent APEA reportable segment, primarily due to increased OE demand and new program wins. Net sales also decreased by approximately $7.2 million due to net unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of net sales) approximated 23.8% and 26.2% for the three months ended June 30, 2015 and 2014, respectively. Gross profit margin decreased in our Cequent Americas reportable segment due to a less favorable channel and product sales mix as our lower margin channels comprised a large portion of net sales and sales of higher margin products declined in the second quarter of 2015 compared to the second quarter of 2014. Gross profit margin was also negatively impacted by one-time costs associated with the closure of a facility within our Cequent APEA reportable segment and unfavorable currency exchange as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Operating profit margin (operating profit as a percentage of net sales) approximated 3.4% and 8.4% for the three months ended June 30, 2015 and 2014, respectively. Operating profit decreased approximately $9.6 million, or 64.2%, to $5.4 million for the three months ended June 30, 2015, from $15.0 million for the three months ended June 30, 2014, primarily due to lower sales levels within our Cequent Americas reportable segment, and a net loss on disposal of certain property and equipment. Additionally, operating profit margin decreased due to a less favorable channel and product sales mix primarily in our Cequent Americas reportable segment and the costs associated with combining two of our business units.
Interest expense decreased approximately $0.1 million, to $0.1 million, for the three months ended June 30, 2015, as compared to $0.2 million for the three months ended June 30, 2014. The decline was primarily due to a decrease in the weighted average interest rates on outstanding borrowings to 4.1% for the three months ended June 30, 2015 compared to 4.6% for the three months ended June 30, 2014. Also contributing to the decline was a decrease in our weighted-average variable rate borrowings to approximately $5.0 million in the three months ended June 30, 2015, from approximately $5.8 million in the three months ended June 30, 2014.
Other expense, net remained flat at $0.7 million for the three months ended June 30, 2015 and June 30, 2014.
The effective income tax rate for the three months ended June 30, 2015 was 51.3%, compared to 23.3% for three months ended June 30, 2014. During the three months ended June 30, 2015, we recorded approximately $2.9 million of tax charges related to certain spin related structuring steps; these charges were paid by our former parent company. These effects were partially offset by a higher portion of income earned in foreign tax jurisdictions with lower statutory tax rates.
Net income decreased by approximately $8.6 million, to $2.2 million for the three months ended June 30, 2015, compared to $10.8 million for the three months ended June 30, 2014. The decrease was primarily the result of a $9.6 million decrease in operating profit, partially offset by $1.0 million lower income tax expense.
See below for a discussion of operating results by segment.

Cequent Americas.    Net sales decreased approximately $15.5 million, or 11.5%, to $119.0 million in the three months ended June 30, 2015, as compared to $134.5 million in the three months ended June 30, 2014, primarily due to year-over-year decreases within our aftermarket and industrial channels. Net sales within our aftermarket channel decreased approximately $14.6 million primarily due to lower demand from our warehouse distributor customers as a result of consolidation of their distribution centers and the elimination of certain promotional incentives offered to our customers during the second quarter of 2014 that we did not make available to our customers during the second quarter of 2015. Net sales within our industrial channel decreased approximately $2.3 million, primarily due to lower demand from our OE and warehouse distributor customers servicing energy and agricultural end markets and the loss of recreational vehicle, or RV, OE content due to decisions made in 2014 to focus service levels on other customer channels. Net sales were also negatively impacted by approximately $0.9 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies. Net sales within our retail channel increased approximately $2.3 million as result of growth with existing automotive retail and e-commerce customers and a new product customer win with a major home hardware center.
Cequent Americas' gross profit decreased approximately $7.2 million to $31.3 million, or 26.3% of sales, in the three months ended June 30, 2015, from approximately $38.5 million, or 28.6% of sales, in the three months ended June 30, 2014, primarily due to lower sales levels. Gross profit margin was negatively impacted by a less favorable channel and product sales mix as our retail and automotive OE channels comprised a larger portion of our net sales. In addition, sales of our higher margin brake controllers and aftermarket hitches were lower quarter-over-quarter in part due to distributor consolidation and elimination of certain promotional incentives. Gross profit margin was also negatively impacted by approximately $0.8 million of one-time costs associated with combining our Cequent Consumer Products and Cequent Performance Products business units.
Selling, general and administrative expenses remained relatively flat at approximately $21.7 million, or 18.2% of sales, in the three months ended June 30, 2015, as compared to $21.6 million, or 16.1% of sales, in the three months ended June 30, 2014, as a result of actions taken by us to eliminate non-critical discretionary spending in response to lower sales levels. During the second quarter of 2015 we recorded one-time selling, general and administrative expenses of approximately $0.6 million associated with combining our Cequent Consumer Products and Cequent Performance Product business units. Also contributing to the increase of selling, general, and administrative expenses as a percentage of sales were costs associated with a new rebate program in the retail channel and higher legal expenses as a result of a favorable settlement of a claim in the three months ended June 30, 2014.
Cequent Americas' operating profit decreased approximately $9.0 million to $7.8 million, or 6.5% of sales, in the three months ended June 30, 2015, as compared to $16.8 million, or 12.5% of net sales, in the three months ended June 30, 2014, primarily due to lower sales levels and a less favorable channel and product sales mix. Operating profit margin was also negatively impacted by approximately $1.7 million of higher disposals of property and equipment, resulting from the write-off of costs associated with the implementation of software determined to be inadequate for the business and $1.4 million of one-time costs associated with combining our Cequent Consumer Products and Cequent Performance Products business units.
Cequent APEA.    Net sales decreased approximately $4.2 million, or 9.6%, to $39.6 million in the three months ended June 30, 2015, as compared to $43.8 million in the three months ended June 30, 2014. Net sales were negatively impacted by approximately $6.3 million of unfavorable currency exchange. Net sales increased approximately $2.5 million in our South Africa business primarily due to increased demand from an existing OE customer and new program awards. The remaining decrease resulted primarily from a decrease in sales in Thailand, where new programs with existing OE customers were more than offset by lower demand on an existing program.
Cequent APEA's gross profit decreased approximately $1.7 million to $6.5 million, or 16.4% of sales, in the three months ended June 30, 2015, from approximately $8.2 million, or 18.7% of sales, in the three months ended June 30, 2014. Gross profit was negatively impacted by approximately $1.1 million of foreign currency exchange. Gross profit margin was also adversely impacted by one-time costs of approximately $0.8 million related to the closure of our facility in Finland and approximately $0.5 million in our Australia business related to the sale of higher cost inventory. These declines were partially offset by $0.7 million of improvements in our Thailand business as a result of productivity and lower labor costs.
Selling, general and administrative expenses decreased approximately $1.2 million to $4.8 million, or 12.1% of sales, in the three months ended June 30, 2015, as compared to $6.0 million, or 13.7% of sales, in the three months ended June 30, 2014. Selling, general and administrative spending remained relatively flat in local currencies during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, with the decrease quarter-over-quarter due primarily to the impact of foreign currency exchange.
Cequent APEA's operating profit decreased approximately $0.5 million to $1.7 million, or 4.2% of sales, in the three months ended June 30, 2015, as compared to $2.2 million, or 5.0% of net sales, in the three months ended June 30, 2014, primarily due to currency exchange. Operating profit margin was negatively impacted by the costs related to the closure of our facility in Finland.

Corporate Expenses.   Corporate expenses increased approximately $0.1 million to $4.1 million for the three months ended June 30, 2015, from $4.0 million for the three months ended June 30, 2014. These expenses are included in operating profit in the accompanying condensed consolidated financial statements and were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue or headcount.
Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014
Overall, net sales decreased approximately $25.5 million, or approximately 7.8%, to $300.9 million for the six months ended June 30, 2015, as compared with $326.4 million in the six months ended June 30, 2014. During the first six months of 2015, net sales decreased approximately $13.9 million in our Cequent Americas reportable segment due to consolidation and closure of distribution centers within the aftermarket channel and the discontinued use of certain promotional incentives in the second quarter of 2015 that were available to our customers during the first six months of 2014. In addition, sales declined by approximately $11.8 million due to net unfavorable currency exchange, primarily in our Cequent APEA reportable segment. Net sales within our Cequent Americas reportable segment were also down approximately $3.7 million, primarily due to lower demand as a result of lower energy and agricultural equipment purchases and the loss of recreation vehicle manufacturing line content. These decreases in net sales were partially offset by a net sales increase in our Cequent APEA reportable segment primarily due to increased demand from OE customers, and an increase of net sales to our retail customers within our Cequent Americas reportable segment.
Gross profit margin (gross profit as a percentage of sales) approximated 24.3% and 25.2% for the six months ended June 30, 2015 and 2014, respectively. Gross profit margin decreased in our Cequent Americas reportable segment due to a less favorable channel and product sales mix as our lower margin channels comprised a large portion of net sales and sales of higher margin products declined in the first six months of 2015 compared to the first six months of 2014. Gross profit margin was also negatively impacted by one-time costs associated with the closure of a facility within our Cequent APEA reportable segment. In addition, gross profit decreased by approximately $2.6 million due to net unfavorable currency exchange.
Operating profit margin (operating profit as a percentage of sales) approximated 3.0% and 5.9% for the six months ended June 30, 2015 and 2014, respectively. Operating profit decreased approximately $10.2 million, or 52.8%, to $9.1 million for the six months ended June 30, 2015, compared to $19.2 million for the six months ended June 30, 2014, primarily due to lower sales levels and a less favorable channel and product sales mix within our Cequent Americas reportable segment. Also operating profit margin was negatively impacted by one-time costs associated with the disposal of certain assets and combining two of our business units in our Cequent Americas reportable segment and the one-time costs associated with a facility within our Cequent APEA reportable segment.
Interest expense decreased approximately $0.1 million, to $0.2 million, for the six months ended June 30, 2015, as compared to $0.4 million for the six months ended June 30, 2014. Weighted average borrowings decreased to approximately $9.5 million in the six months ended June 30, 2015, from approximately $12.4 million in the six months ended June 30, 2014. Additionally, weighted average interest rates on outstanding balances decreased 4.2% for the six months ended June 30, 2015 compared to 4.5% for the six months ended June 30, 2014.
Other expense, net increased approximately $0.5 million, to $2.0 million of other expense for the six months ended June 30, 2015, compared to $1.5 million of other expense, net for the six months ended June 30, 2014, primarily due to higher losses on transactions denominated in foreign currencies within our Cequent APEA reportable segment.
The effective income tax rates for the six months ended June 30, 2015 and 2014 were 46.4% and 24.1%, respectively. The increase in the rate was primarily driven by a $2.9 million tax charge we recorded during the second quarter of 2015 related to certain spin related structuring steps; these charges were paid by our former parent company as part of the spin transaction and tax sharing agreement. These rate increases were partially offset by a higher portion of income earned in foreign tax jurisdictions with lower statutory tax rates.
Net income decreased by approximately $9.5 million, to $3.7 million for the six months ended June 30, 2015, compared to $13.2 million for the six months ended June 30, 2014. The decrease was primarily the result of a $10.2 million decrease in operating profit, plus a $0.5 million increase in other expenses, partially offset by approximately $0.1 million lower interest expense and approximately $1.0 million lower income tax expense.
See below for a discussion of operating results by segment.
Cequent Americas.    Net sales decreased approximately $17.6 million, or 7.2%, to $225.5 million in the six months ended June 30, 2015, as compared to $243.1 million in the six months ended June 30, 2014, primarily due to year-over-year decreases within our aftermarket and industrial channels. Net sales within our aftermarket channel decreased approximately $13.9 million primarily due to lower demand from our warehouse distributor customers as a result of consolidation of their distribution centers and the elimination of certain promotional incentives offered to our customers during the second quarter of 2014 that we did not make available to our customers during the second quarter of 2015. Net sales within our industrial channel decreased approximately $3.7 million, primarily due to lower demand from our OE and warehouse distributor customers servicing energy and agricultural end markets and the loss of RV OE content due to decisions made in 2014 to focus service levels on other customer channels. Net sales were also negatively impacted by approximately $1.5 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies. Net sales within our retail channel increased approximately $1.0 million due to growth with existing automotive retail and e-commerce customers, a broom and brush product roll-out with a major home hardware center, partially offset by approximately $2.3 million of significant customer product roll-outs in the first quarter of 2014 that did not recur in 2015. The remaining change is attributable to our other market channels which remained relatively flat year-over-year.
Cequent Americas' gross profit decreased approximately $6.8 million to $59.4 million, or 26.3% of sales, in the six months ended June 30, 2015, as compared to $66.2 million, or 27.2% of sales, in the six months ended June 30, 2014, primarily due to lower sales levels. Gross profit margin was negatively impacted by a less favorable channel and product sales mix as our retail and automotive OE channels comprised a larger portion of our net sales. In addition, sales of our higher margin brake controllers and aftermarket hitches were lower year-over-year in part due to distributor consolidation and elimination of certain promotional incentives. Gross profit margin was also negatively impacted by approximately $0.8 million of one-time costs recorded in the second quarter of 2015 associated with combining our Cequent Consumer Products and Cequent Performance Products business units.
Selling, general and administrative expenses increased approximately $0.4 million to $43.9 million, or 19.5% of sales, in the six months ended June 30, 2015, as compared to $43.5 million, or 17.9% of sales, in the six months ended June 30, 2014. The increase in selling, general and administrative expenses year-over-year was primarily due to approximately $0.9 million of increased sales promotion costs, including expenses related to the expansion and development of our website and e-commerce capabilities and a new rebate program in the retail channel, and approximately $0.9 million higher legal expenses associated with ordinary course claims. Also during the second quarter of 2015 we recorded one-time selling, general and administrative expenses of approximately $0.6 million associated with combining our Cequent Consumer Products and Cequent Performance Product business units. Actions taken by the company to eliminate non-critical discretionary spending in response to lower sales levels partially offset the higher promotional, legal, and consolidation expenses.
Cequent Americas' operating profit decreased approximately $8.9 million to $13.7 million, or 6.1% of sales, in the six months ended June 30, 2015, as compared to $22.6 million, or 9.3% of net sales, in the six months ended June 30, 2014, primarily due to lower sales levels, a less favorable channel and product sales mix, and higher selling and general administrative costs. Operating profit margin was also negatively impacted by approximately $1.7 million of higher disposals of property and equipment, resulting from the write-off of costs associated with the implementation of software determined to be inadequate for the business and $1.4 million of one-time costs associated with combining our Cequent Consumer Products and Cequent Performance Products business units.
Cequent APEA.    Net sales decreased approximately $7.9 million, or 9.4%, to $75.4 million in the six months ended June 30, 2015, as compared to $83.3 million in the six months ended June 30, 2014. Net sales were negatively impacted by approximately $10.3 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies. Net sales increased approximately $3.6 million in our South Africa business primarily due to increased demand from an existing OE customer and new program awards. Net sales decreased approximately $2.2 million in our Australia business primarily due to the loss of an OE contract and transfer of an OE program to our Thailand business to better serve our customer. The remaining change in net sales is primarily due to an increase in our Thailand business as a result of the the transfer of an OE program from the Australia business, partially offset by lower demand on other OE programs.
Cequent APEA's gross profit decreased approximately $2.5 million to $13.7 million, or 18.1% of sales, in the six months ended June 30, 2015, from approximately $16.2 million, or 19.4% of sales, in the six months ended June 30, 2014. Gross profit was negatively impacted by approximately $1.9 million of foreign currency exchange as a result of the stronger U.S. dollar relative to foreign currencies. Gross profit margin was also adversely impacted with one-time costs of approximately $0.8 million related to the closure of our facility in Finland. Productivity gains and cost reductions in our Thailand, South Africa, and United Kingdom businesses were more than offset by a decrease in gross profit in our Australia business primarily due to lower fixed cost absorption related to a decline in production levels in the first quarter of 2015 and the sale of higher cost inventory in the second quarter of 2015.
Selling, general and administrative expenses decreased approximately $1.8 million to $9.7 million, or 12.9% of sales, in the six months ended June 30, 2015, as compared to $11.5 million, or 13.8% of sales, in the six months ended June 30, 2014. Selling, general and administrative spending remained relatively flat in local currencies during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, with the decrease year-over-year due to approximately $1.5 million favorable impact of foreign currency exchange as a result of the stronger U.S. dollar relative to foreign currencies.

Cequent APEA's operating profit decreased approximately $0.7 million to approximately $3.9 million, or 5.2% of sales, in the six months ended June 30, 2015, as compared to $4.6 million, or 5.6% of net sales, in the six months ended June 30, 2014, primarily due to the one-time costs related to the facility closure in Finland.
Corporate Expenses.  Corporate expenses increased approximately $0.6 million to $8.6 million for the six months ended June 30, 2015, from $8.0 million for the six months ended June 30, 2014. These expenses are included in operating profit in the accompanying condensed consolidated financial statements and were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue or headcount.
Liquidity and Capital Resources
Historically, TriMas had provided financing, cash management and other treasury services to us. The primary source of liquidity for our business has been cash flow provided by operations, which had historically been transferred to TriMas to support its overall cash management strategy. Going forward, we intend to fund our ongoing capital and working capital requirements through a combination of cash flows from operations, cash on hand and borrowings under our asset-based revolving credit facility ("ABL Facility"). We utilize intercompany loans and equity contributions to fund our worldwide operations. As of June 30, 2015 and December 31, 2014, there was $15.6 million and $5.7 million, respectively, of cash held at foreign subsidiaries. There may be country specific regulations which may restrict or result in increased costs in the repatriation of these funds. See Note 7. “Long-term Debt” included in Part I, Item 1, "Notes to Unaudited Condensed Consolidated Financial Statements," within this quarterly report on Form 10-Q.
Based on our current and anticipated levels of operations and the condition in our markets and industry, we believe that our cash on hand, cash flow from operations and availability under our ABL Facility will enable us to meet our working capital, capital expenditures, debt service and other funding requirements. However, our ability to fund our working capital needs, debt payments and other obligations, and to comply with financial covenants, including borrowing base limitations under our ABL Facility, depends on our future operating performance and cash flow and many factors outside of our control, including the costs of raw materials, the state of the automotive accessories market and financial and economic conditions and other factors. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.
Cash Flows
Cash flows provided by operating activities were approximately $6.9 million for the six months ended June 30, 2015 and cash flows used for operating activities were approximately $18.3 million for the six months ended June 30, 2014. Significant changes in cash flows provided by and used for operating activities and the reasons for such changes are as follows:

•
For the six months ended June 30, 2015, we generated $17.2 million of cash, based on the reported net income of $3.7 million and after considering the effects of non-cash items related to losses on dispositions of property and equipment, depreciation, amortization, stock-based compensation, changes in deferred income taxes, and other, net. For the six months ended June 30, 2014, we generated $25.5 million in cash flows based on the reported net income of $13.2 million and after considering the effects of similar non-cash items.

•
Increases in accounts receivable resulted in a use of cash of approximately $31.1 million and $41.8 million for the six months ended June 30, 2015 and 2014, respectively. The increases in accounts receivable for the six months ended June 30, 2015 and 2014 is a result of higher sales activity in the second quarter compared to the fourth quarter. The decrease in cash used from accounts receivable for the six months ended June 30, 2015 is due to the timing of sales activity, as days sales outstanding remained relatively consistent at 53 days at June 30, 2015 compared to 55 days at June 30, 2014.

•
For the six months ended June 30, 2015, we used approximately $4.1 million for investment in our inventories. Inventory levels increased primarily to support our increased sales volumes as compared to year end. For the six months ended June 30, 2014, we reduced our investment in inventory, which resulted in a cash source of $11.6 million, primarily as a result of the reduction in inventory levels in our Cequent Americas reportable segment as the safety stock levels built in preparation for the move from our Goshen, Indiana manufacturing facility to lower cost country facilities were consumed and replenished at lower levels.

•
Accounts payable and accrued liabilities increased during the six months ended June 30, 2015, providing approximately $12.8 million of cash, compared to a decrease during the six months ended June 30, 2014 which resulted in the use of approximately $13.4 million of cash. During the six months ended June 30, 2015 accrued liabilities increased primarily due to a $9.6 million payable to our former parent in accordance with a tax sharing agreement entered into as part of the spin-off transaction. The remaining change in cash provided by and used for accounts payable and accrued liabilities is primarily a result of the timing of payments made to suppliers and mix of vendors and related terms. Our days accounts payable on hand increased from approximately 53 days for the six months ended June 30, 2014 to approximately 62 days for the six months ended June 30, 2015.

Net cash used for investing activities for the six months ended June 30, 2015 and 2014 was approximately $2.7 million and $7.4 million, respectively. During the first six months of 2015, we invested approximately $4.1 million in capital expenditures, as we have continued our investment in growth, capacity and productivity-related capital projects. Cash received from the disposition of property and equipment was approximately $1.5 million primarily due to the sale of assets in Finland. During the first six months of 2014, we incurred approximately $7.6 million in capital expenditures and received cash from the disposition of property and equipment of approximately $0.2 million.
Net cash provided by financing activities was approximately $21.5 million and $28.8 million for the six months ended June 30, 2015 and 2014, respectively. During the first six months of 2015, we entered into credit agreements in connection with the spin-off transaction and received proceeds, net of transaction costs, of $193.0 million million from our Term B Loan, and $7.7 million from our ABL Facility. We also had net transfers from our former parent of $27.6 million. These proceeds were primarily used to pay a distribution to our former parent company upon spin-off of $214.5 million. We also had net additional borrowings on our Australian revolving credit facility of $7.7 million. During the first six months of 2014, cash provided by financing activities primarily resulted from net transfers from our former parent.
Our Debt and Other Commitments
We and certain of our domestic subsidiaries are party to the ABL Facility, an asset-based revolving credit facility, that provides for $85.0 million of funding on a revolving basis, as well as a Term B Loan under which we borrowed an aggregate of $200.0 million. The ABL Facility matures in June 2020 and bears interest on outstanding balances at variable rates as outlined in the agreement, while the Term B Loan matures in June 2021 and bears interest at variable rates in accordance with the credit agreement. Refer to Note 7, "Long-term Debt," in Part I, Item 1, "Notes to Unaudited Condensed Consolidated Financial Statements," included within this quarterly report on Form 10-Q for additional information.
At June 30, 2015 approximately $9.3 million was outstanding on the ABL Facility bearing interest at a weighted average rate of 2.96% and $200.0 million was outstanding on the Term B Loan bearing interest at 7.00%.
The ABL Facility and Term B Loan agreements contain various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including restrictions on incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The ABL Facility does not include any financial maintenance covenants other than a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing twelve-month basis, which will be tested only upon the occurrence of an event of default or certain other conditions as specified in the agreement. The Term B Loan contains a financial maintenance covenant which requires us to maintain a net leverage ratio not exceeding, through the fiscal quarter ending September 30, 2016, 5.25 to 1.00; through the fiscal quarter ending September 30, 2017, 5.00 to 1.00; through the fiscal quarter ending September 30, 2018, 4.75 to 1.00; and thereafter, 4.50 to 1.00. At June 30, 2015, we were in compliance with our financial covenants contained in the ABL Facility and the Term B Loan, respectively.
Our Australian subsidiary is party to a facility agreement consisting of an approximately $15.4 million revolving trade finance facility, which matures on August 31, 2015, is subject to interest at Bank Bill Swap rate plus 1.9% and is secured by substantially all the assets of the subsidiary. $7.7 million was outstanding under this agreement as of June 30, 2015 at an average interest rate of 4.05%; no amounts were outstanding as of December 31, 2014. Borrowings under this arrangement are also subject to financial and reporting covenants. Financial covenants include a working capital coverage ratio (working capital over total debt), a minimum tangible net worth calculation (total assets plus subordinated debt, less liabilities, intangible assets and goodwill) and an interest coverage ratio (EBIT over gross interest cost). We were in compliance with such covenants for all periods presented.
We are subject to variable interest rates on our term loan and revolving credit facility. At June 30, 2015, 1-Month LIBOR and 3-Month LIBOR approximated 0.19% and 0.28%, respectively.
Principal payments required under the credit agreement for the Term B Loan Facility are $2.5 million due each calendar quarter beginning September 2015, with the remaining principal due on maturity, June 30, 2021. Commencing with the fiscal year ending

December 31, 2016, and for each fiscal year thereafter, we may also be required to make prepayments of outstanding term loans under the Term B Loan in an amount equal to 50.0% of our excess cash flow for such fiscal year, as defined, subject to adjustments based on our leverage ratio and optional prepayments of term loans and certain other indebtedness.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases and annual rent expense related thereto approximated $15.1 million. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.
The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended June 30, 2015. We present Consolidated Bank EBITDA to show our performance under our financial covenants.

		Less:	Add:
	Year Ended December 31, 2014	Six Months Ended June 30, 2014	Six Months Ended June 30, 2015	Twelve Months Ended June 30, 2015
	(dollars in thousands)
Net income	$15,350	$13,200	$3,680	$5,830
Bank stipulated adjustments:
Interest expense, net	720	360	240	600
Income tax expense	5,240	4,190	3,180	4,230
Depreciation and amortization	18,930	9,740	8,800	17,990
Non-cash compensation expense(1)	2,660	1,570	1,270	2,360
Other non-cash expenses or losses	15,260	8,620	10,930	17,570
Non-recurring expenses or costs(2)	4,440	2,440	3,530	5,530
Acquisition integration costs(3)	90	60	—	30
Interest-equivalent costs associated with any Specified Vendor Receivables Financing	870	320	330	880
Consolidated Bank EBITDA, as defined	$63,560	$40,500	$31,960	$55,020

	June 30, 2015
	(dollars in thousands)
Total Consolidated Indebtedness	$210,370
Consolidated Bank EBITDA, as defined	55,020
Actual leverage ratio	3.82	x
Covenant requirement	5.25	x
______________________

(1)	Non-cash compensation expenses resulting from the grant of restricted shares of common stock and common stock options. Amounts allocated by former parent company.

(2)
Non-recurring costs and expenses relating to cost savings projects, including restructuring and severance expenses, not to exceed $5.0 million in any fiscal year and $15 million in aggregate, commencing on or after January 1, 2015.

(3)	Costs and expenses arising from the integration of any business acquired not to exceed $7.5 million in any fiscal year $20.0 million in the aggregate.

Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On April 30, 2015, Moody's assigned a rating of B2 to our then proposed $215 million senior secured term loan, as presented in Note 7, "Long-term Debt" included in Item 1, "Condensed Consolidated Financial Statements" within this quarterly report on Form 10-Q. Moody's also assigned a Ba2 to our corporate family rating and established our outlook as stable. On April 30, 2015, Standard & Poor's assigned a B corporate credit rating to our then proposed $215 million senior secured term loan. Standard & Poor's also assigned our outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
Market Risk
We conduct business in various locations throughout the world and are subject to market risk due to changes in the value of foreign currencies. The functional currencies of our foreign subsidiaries are primarily the local currency in the country of domicile. We manage these operating activities at the local level and revenues and costs are generally denominated in local currencies; however, results of operations and assets and liabilities reported in U.S. dollars will fluctuate with changes in exchange rates between such local currencies and the U.S. dollar.
We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of June 30, 2015, we were party to forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $17.3 million.
We are also subject to interest risk as it relates to our long-term debt. We have historically and may in the future use interest rate swap agreements to fix the variable portion of our debt to manage this risk. See Note 8, "Derivative Instruments," included in Part 1, Item 1, "Notes to Unaudited Condensed Consolidated Financial Statements," within this quarterly report on Form 10-Q.
Outlook
We believe the macroeconomic environment in 2015 will continue to present some headwinds for many of our businesses, most notably due to the recent strengthening of the U.S. dollar relative to foreign currencies and little or no general economic growth. Additionally, while we believe that the continued consolidation in aftermarket distribution presents long-term opportunities for our Company given our strong brand positions, portfolio of product offerings, and existing customer relationships, our results of operations may be impacted by the closure and consolidation of customer warehouses in the short term, as we experienced in the second quarter of 2015.
We attempt to mitigate the challenging external factors by executing productivity projects across our Businesses which we believe will drive future margin expansion, including leveraging past investments in our low-cost manufacturing footprint, global customer relationships and global manufacturing and distribution capabilities. We believe these initiatives will carry through 2015 and beyond and enhance our margins and business portfolio over time.
Our strategic priorities are to improve margins, reduce our leverage, and drive top line growth.
Impact of New Accounting Standards
See Note 2, "New Accounting Pronouncements," included in Part 1, Item 1, "Notes to Unaudited Condensed Consolidated Financial Statements," within this quarterly report on Form 10-Q.
Critical Accounting Policies
Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, our evaluation of business and macroeconomic trends, and information from other outside sources, as appropriate.
During the quarter ended June 30, 2015, there were no material changes to the items that we disclosed as our critical accounting policies in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Registration Statement.

Emerging Growth Company
The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, establishes a class of company called an “emerging growth company,” which generally is a company whose initial public offering was completed after December 8, 2011 and had total annual gross revenues of less than $1 billion during its most recently completed fiscal year. We currently qualify as an emerging growth company.
As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting requirements that are not available to public reporting companies that do not qualify for this classification, including without limitation the following:

•
An emerging growth company is exempt from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and financial statements, commonly known as an “auditor discussion and analysis.”

•	An emerging growth company is not required to hold a nonbinding advisory stockholder vote on executive compensation or any golden parachute payments not previously approved by stockholders.

•
An emerging growth company is not required to comply with the requirement of auditor attestation of management’s assessment of internal control over financial reporting, which is required for other public reporting companies by Section 404 of the Sarbanes-Oxley Act.

•
An emerging growth company is eligible for reduced disclosure obligations regarding executive compensation in its periodic and annual reports, including without limitation exemption from the requirement to provide a compensation discussion and analysis describing compensation practices and procedures.

•
A company that is an emerging growth company is eligible for reduced financial statement disclosure in registration statements, which must include two years of audited financial statements rather than the three years of audited financial statements that are required for other public reporting companies.

For as long as we continue to be an emerging growth company, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of this classification. We will remain an emerging growth company until the earlier of (i) December 31, 2020, the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act; (ii) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under applicable SEC rules. We expect that we will remain an emerging growth company for the foreseeable future, but cannot retain our emerging growth company status indefinitely and will no longer qualify as an emerging growth company on or before December 31, 2020.
Emerging growth companies may elect to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to "opt out" of such extended transition period, and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for companies that are not “emerging growth companies.” Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to market risk associated with fluctuations in foreign currency exchange rates. We are also subject to interest risk as it relates to long-term debt. See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 7, "Long-term Debt," and Note 8, "Derivative Instruments," in Part I, Item 1, "Notes to Unaudited Condensed Consolidated Financial Statements," included within this quarterly report on Form 10-Q for additional information.

Item 4.    Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Evaluation of disclosure controls and procedures
As of June 30, 2015, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
Before the spin-off, we relied on certain financial information and resources of TriMas to manage aspects of our business and to report financial results. In anticipation of the spin-off, several areas of internal control over financial reporting changed. New corporate and oversight functions have been implemented, such as external financial reporting, legal, Board of Directors and treasury functions. Functions such as tax, accounting and human resources have also been enhanced to include corporate-level activities previously performed by TriMas and to meet all regulatory requirements for a stand-alone company. Controls and procedures related to these new functions have been, or are in the process of being, implemented. Additionally, we entered into a transition services agreement with TriMas on June 30, 2015, pursuant to which TriMas agreed to provide us certain information technology, accounting and other resource planning services to facilitate certain accounting and reporting functions after the spin-off.

PART II. OTHER INFORMATION
HORIZON GLOBAL CORPORATION
Item 1.    Legal Proceedings
We are subject to claims and litigation in the ordinary course of business, but we do not believe that any such claim or litigation is likely to have a material adverse effect on our financial position and results of operations or cash flows.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled "Risk Factors," in our Registration Statement, which could materially affect our business, financial condition or future results. Significant changes in Risk Factors from those discussed in our Registration Statement are as follows:
If we are unable to systematically consolidate our brand names it may impair our related intangible assets, which could have a material negative impact on our financial results
As of June 30, 2015, we have approximately $23.9 million in intangible assets related to trademarks/trade names. We are currently in the process of simplifying our brand portfolio to reduce complexity and increase margins. If we are unable to successfully consolidate our brands we may be required to record impairment charges related to our related intangible assets.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits.
Exhibits Index:

2.1(b)*	Separation and Distribution Agreement, dated as of June 30, 2015, by and between Horizon Global Corporation and TriMas Corporation.
3.1	Amended and Restated Certificate of Incorporation of Horizon Global Corporation.
3.2(a)	Amended and Restated By-laws of Horizon Global Corporation.
10.1(b)	Tax Sharing Agreement, dated as of June 30, 2015, by and between Horizon Global Corporation and TriMas Corporation.
10.2(b)	Employee Matters Agreement, dated as of June 30, 2015, by and between Horizon Global Corporation and TriMas Corporation.
10.3(b)	Transition Services Agreement, dated as of June 30, 2015, by and between Horizon Global Corporation and TriMas Corporation.
10.4(b)	Noncompetition and Nonsolicitation Agreement, dated as of June 30, 2015, by and between Horizon Global Corporation and TriMas Corporation.
10.5(b)
Loan Agreement, dated as of June 30, 2015, among the Company, Cequent Performance Products, Inc., Cequent Consumer Products, Inc., the lenders party thereto and Bank of America, N.A., as agent for the lenders.

10.6(b)	Term Credit Agreement, dated as of June 30, 2015, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative and collateral agent.
10.7	Horizon Global Corporation Executive Retirement Plan effective as of July 1, 2015.
10.8(a)	Form of Indemnification Agreement.
10.9(a)	Horizon Global Corporation 2015 Equity and Incentive Compensation Plan.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Incorporated by reference to the Exhibits filed with our S-1/A Registration Statement filed on June 11, 2015 (Reg. No. 333-203138).
(b)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on July 6, 2015 (File No. 001-37427).

* Certain exhibits and schedules were omitted in the original filing and the Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits and schedules upon request.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON GLOBAL CORPORATION (Registrant)

/s/ DAVID G. RICE

Date:	August 11, 2015	By:	David G. Rice Chief Financial Officer

Exhibits Index:

2.1(b)*	Separation and Distribution Agreement, dated as of June 30, 2015, by and between Horizon Global Corporation and TriMas Corporation.
3.1	Amended and Restated Certificate of Incorporation of Horizon Global Corporation.
3.2(a)	Amended and Restated By-laws of Horizon Global Corporation.
10.1(b)	Tax Sharing Agreement, dated as of June 30, 2015, by and between Horizon Global Corporation and TriMas Corporation.
10.2(b)	Employee Matters Agreement, dated as of June 30, 2015, by and between Horizon Global Corporation and TriMas Corporation.
10.3(b)	Transition Services Agreement, dated as of June 30, 2015, by and between Horizon Global Corporation and TriMas Corporation.
10.4(b)	Noncompetition and Nonsolicitation Agreement, dated as of June 30, 2015, by and between Horizon Global Corporation and TriMas Corporation.
10.5(b)
Loan Agreement, dated as of June 30, 2015, among the Company, Cequent Performance Products, Inc., Cequent Consumer Products, Inc., the lenders party thereto and Bank of America, N.A., as agent for the lenders.

10.6(b)	Term Credit Agreement, dated as of June 30, 2015, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative and collateral agent.
10.7	Horizon Global Corporation Executive Retirement Plan effective as of July 1, 2015.
10.8(a)	Form of Indemnification Agreement.
10.9(a)	Horizon Global Corporation 2015 Equity and Incentive Compensation Plan.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Incorporated by reference to the Exhibits filed with our S-1/A Registration Statement filed on June 11, 2015 (Reg. No. 333-203138).
(b)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on July 6, 2015 (File No. 001-37427).

* Certain exhibits and schedules were omitted in the original filing and the Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits and schedules upon request.