Form 10-Q
period 2015-09-30
Horizon Global Corp
filed 2015-11-10
CIK 1637655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of November 9, 2015, the number of outstanding shares of the Registrant's common stock, par value $0.01 per share, was 18,131,928 shares.

Horizon Global Corporation

Forward-Looking Statements
This report may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements speak only as of the date they are made and give our current expectations or forecasts of future events. These forward-looking statements can be identified by the use of forward-looking words, such as "may," "could," "should," "estimate," "project," "forecast," "intend," "expect," "anticipate," "believe," "target," "plan" or other comparable words, or by discussions of strategy that may involve risks and uncertainties.
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to, risks and uncertainties with respect to: the Company's leverage; liabilities imposed by the Company's debt instruments; market demand; competitive factors; supply constraints; material and energy costs; technology factors; litigation; government and regulatory actions; the Company's accounting policies; future trends; general economic and currency conditions; various conditions specific to the Company's business and industry; and other risks that are discussed in Part II, Item 1A "Risk Factors" and in the Company's Registration Statement on Form S-1 (Registration No. 333-203138), (the "Registration Statement"). The risks described in our Registration Statement and elsewhere in this report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
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

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
Horizon Global Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,130	$5,720
Receivables, net of reserves of approximately $3.1 million and $3.2 million as of September 30, 2015 and December 31, 2014, respectively	73,440	63,840
Inventories	113,880	123,530
Deferred income taxes	4,840	4,840
Prepaid expenses and other current assets	6,610	5,690
Total current assets	226,900	203,620
Property and equipment, net	46,310	55,180
Goodwill	4,420	6,580
Other intangibles, net	57,820	66,510
Other assets	11,370	11,940
Total assets	$346,820	$343,830
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$14,460	$460
Accounts payable	74,670	81,980
Accrued liabilities	38,130	37,940
Total current liabilities	127,260	120,380
Long-term debt	189,280	300
Deferred income taxes	7,290	8,970
Other long-term liabilities	19,540	25,990
Total liabilities	343,370	155,640
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 18,128,481 shares at September 30, 2015 and no shares at December 31, 2014	180	—
Paid-in capital	480	—
Parent company investment	—	180,800
Accumulated deficit	(180)	—
Accumulated other comprehensive income	2,970	7,390
Total shareholders' equity	3,450	188,190
Total liabilities and shareholders' equity	$346,820	$343,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

Horizon Global Corporation
Condensed Consolidated Statements of Income
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net sales	$153,340	$157,860	$454,240	$484,210
Cost of sales	(115,580)	(119,690)	(343,430)	(363,720)
Gross profit	37,760	38,170	110,810	120,490
Selling, general and administrative expenses	(29,090)	(30,310)	(91,280)	(93,330)
Net gain (loss) on dispositions of property and equipment	(60)	10	(1,850)	(60)
Operating profit	8,610	7,870	17,680	27,100
Other expense, net:
Interest expense	(4,350)	(150)	(4,590)	(510)
Other expense, net	(1,060)	(810)	(3,030)	(2,290)
Other expense, net	(5,410)	(960)	(7,620)	(2,800)
Income before income tax expense	3,200	6,910	10,060	24,300
Income tax credit (expense)	3,150	(1,700)	(30)	(5,890)
Net income	$6,350	$5,210	$10,030	$18,410
Net income per share:
Basic	$0.35	$0.29	$0.55	$1.02
Diluted	$0.35	$0.29	$0.55	$1.02
Weighted average common shares outstanding:
Basic	18,098,404	18,062,027	18,073,836	18,062,027
Diluted	18,215,209	18,114,032	18,160,858	18,113,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

Horizon Global Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited—dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income	$6,350	$5,210	$10,030	$18,410
Other comprehensive income (net of tax):
Foreign currency translation	(5,350)	(5,700)	(9,440)	(2,750)
Derivative instruments (Note 8)	(30)	(180)	(210)	90
Total other comprehensive loss	(5,380)	(5,880)	(9,650)	(2,660)
Total comprehensive income (loss)	$970	$(670)	$380	$15,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

Horizon Global Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited—dollars in thousands)

	Nine months ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$10,030	$18,410
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on dispositions of property and equipment	1,850	60
Depreciation	7,580	8,830
Amortization of intangible assets	5,540	5,730
Amortization of original issuance discount and debt issuance costs	330	—
Deferred and other income taxes	(4,620)	(1,100)
Non-cash compensation expense	1,750	2,410
Increase in receivables	(16,120)	(20,040)
Decrease in inventories	5,330	10,370
(Increase) decrease in prepaid expenses and other assets	(1,910)	380
Increase (decrease) in accounts payable and accrued liabilities	2,860	(17,570)
Other, net	170	(700)
Net cash provided by operating activities	12,790	6,780
Cash Flows from Investing Activities:
Capital expenditures	(6,400)	(9,450)
Net proceeds from disposition of property and equipment	1,770	260
Net cash used for investing activities	(4,630)	(9,190)
Cash Flows from Financing Activities:
Proceeds from borrowings on credit facilities	100,420	134,080
Repayments of borrowings on credit facilities	(95,420)	(133,130)
Proceeds from Term B Loan, net of issuance costs	192,920	—
Repayments of borrowings on Term B Loan	(2,500)	—
Proceeds from ABL Revolving Debt, net of issuance costs	37,900	—
Repayments of borrowings on ABL Revolving Debt	(30,980)	—
Net transfers from former parent	27,630	4,700
Cash dividend paid to former parent	(214,500)	—
Net cash provided by financing activities	15,470	5,650
Effect of exchange rate changes on cash	(1,220)	(480)
Cash and Cash Equivalents:
Increase for the period	22,410	2,760
At beginning of period	5,720	7,880
At end of period	$28,130	$10,640
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,760	$460

The accompanying notes are an integral part of these condensed consolidated financial statements.

Horizon Global Corporation
Condensed Consolidated Statements of Shareholders' Equity
Nine Months Ended September 30, 2015
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Parent Company Investment	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2014	$—	$—	$180,800	$—	$7,390	$188,190
Net income	—	—	3,680	6,350	—	10,030
Other comprehensive income (loss)	—	—	—	—	(9,650)	(9,650)
Issuance of common stock	180	—	(180)	—	—	—
Net transfers from former parent	—	—	23,670	—	5,230	28,900
Cash dividend paid to former parent	—	—	(214,500)	—	—	(214,500)
Non-cash compensation expense		480				480
Reclassification of net parent investment to accumulated deficit	—	—	6,530	(6,530)	—	—
Balances, September 30, 2015	$180	$480	$—	$(180)	$2,970	$3,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation
On June 30, 2015, Horizon Global Corporation ("Horizon," "Horizon Global" or the "Company") became an independent company as a result of the distribution by TriMas Corporation ("TriMas" or "former parent") of 100 percent of the outstanding common shares of Horizon Global to TriMas shareholders (the "spin-off"). Each TriMas shareholder of record as of the close of business on June 25, 2015 ("Record Date") received two Horizon Global common shares for every five TriMas common shares held as of the Record Date. The spin-off was completed on June 30, 2015 and was structured to be tax-free to both TriMas and Horizon Global shareholders.
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
Horizon is a global designer, manufacturer and distributor of a wide variety of high quality, custom-engineered towing, trailering, cargo management and other related accessories. These products are designed to support original equipment manufacturers ("OEMs"), original equipment suppliers, aftermarket and retail customers within the agricultural, automotive, construction, horse/livestock, industrial, marine, military, recreational, trailer and utility markets. The Company groups its operating segments into reportable segments by the region in which sales and manufacturing efforts are focused. The Company's reportable segments are Cequent Americas and Cequent APEA. See Note 9, "Segment Information," for further information on each of the Company's reportable segments.
The accompanying combined financial statements for periods prior to the separation are derived from TriMas' historical accounting records on a carve-out basis. For the quarter subsequent to the separation, the condensed consolidated financial statements are derived from the historical accounting records of Horizon on a stand-alone basis. As such, the interim condensed consolidated statement of income, condensed consolidated statement of comprehensive income (loss) and condensed consolidated statement of cash flows for the nine months ended September 30, 2015 consist of the consolidated results of Horizon on a stand-alone basis for the three months ended September 30, 2015, and the combined results of operations of Horizon's reportable segments as historically managed under TriMas, on a carve-out basis, for the six months ended June 30, 2015. The combined financial statements as of December 31, 2014 and for the three and nine months ended September 30, 2014 consist entirely of the results of Horizon as historically managed under TriMas, on a carve-out basis.
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Our interim condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. You should read these statements in conjunction with our audited combined financial statements as of December 31, 2014 and related notes thereto included in our Registration Statement on Form S-1 ("Registration Statement"). It is management's opinion that these financial statements contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. The Company's condensed consolidated financial statements may not be indicative of the Company's future performance and do not necessarily reflect what the results of operations, financial position, and cash flows would have been had it been operated as a stand alone company during the periods presented. Furthermore, results of operations for interim periods are not necessarily indicative of results for the full year.
For periods prior to the separation, the combined financial statements include expense allocations for certain functions provided by our former parent; however, the allocations may not reflect the expenses the Company would have incurred as an independent, publicly traded company for the periods presented. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue or headcount. The Company believes these allocations

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

were made on a consistent basis and are reasonable. Going forward, these functions will be performed using internal resources or purchased services, some of which may be provided by our former parent as a part of a transition services agreement.
The condensed consolidated financial statements also include certain assets and liabilities that have historically been held at the parent corporate level. These assets and liabilities were transferred to the Company as of the date of the spin-off through specific identification and allocation where necessary. Transactions historically treated as intercompany between the Company and our former parent have been included in these condensed consolidated financial statements and were considered effectively settled for cash at the time the transaction was recorded.
2. New Accounting Pronouncements
In August 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-15, "Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." This ASU adds paragraphs pursuant to the Securities and Exchange Commission's ("SEC") Staff Announcement at the June 18, 2015 Emerging Issues Task Force ("EITF") meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. ASU 2015-15 states that given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit. The Company has historically recorded and will continue to record, debt issuance costs as an asset and subsequently amortize the deferred costs over the term of the line-of-credit, with there being no impact on previously issued financial statements.
In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory" ("ASU 2015-11"). ASU 2015-11 provides that inventory not measured using the last-in, first out ("LIFO") or retail inventory methods should be measured at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory. For public business entities, the amendment is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendment should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is in the process of assessing the impact of the adoption of ASC 2015-11 on its condensed consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 provides an amendment to the accounting guidance related to the presentation of debt issuance costs and is effective for fiscal years beginning after December 15, 2015 with early adoption allowed. This guidance is applied retrospectively to all prior periods. Under the new guidance, debt issuance costs related to Term B Loan borrowings are to be presented as a direct reduction from the related debt liability rather than as an asset. The Company adopted ASU 2015-03 in June 2015 and there was no effect to previously issued financial statements.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). ASU 2014-09 requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 was originally effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016; however, in August 2015, the FASB approved a one-year deferral of the effective date through the issuance of ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date." The Company is in the process of assessing the impact of the adoption of ASU 2014-09 on its condensed consolidated financial statements.
3. Facility Closure
Ciudad Juarez, Mexico and El Paso, Texas facilities
In July 2015, the Company announced plans to close its manufacturing facility in Ciudad Juarez, Mexico along with its distribution warehouse in El Paso, Texas. The Company plans to complete the move and vacate the Juarez, Mexico and El Paso, Texas sites by March 31, 2016. The Company is party to lease agreements for these facilities for which it has non-cancellable future rental obligations of approximately $4.6 million, for which the Company will establish accruals upon exit of the facilities, net of estimated recoveries. The lease agreements expire in 2019 and 2020, respectively. Most of the manufacturing is being relocated to the Company's existing facilities in Reynosa, Mexico. The distribution operations are moving to a new warehouse facility, also in Reynosa, Mexico.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

During the three months ended September 30, 2015, upon completion of negotiations pursuant to a collective bargaining agreement, the Company recorded charges, primarily for severance benefits for its approximately 214 hourly workers to be involuntarily terminated, of approximately $0.9 million, of which approximately $0.8 million is included in cost of sales and approximately $0.1 million is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income. Also, during the three months ended September 30, 2015, the Company recorded charges, primarily related to severance benefits for approximately 47 salaried employees to be involuntarily terminated as part of the closure of approximately $0.9 million, of which approximately $0.7 million is included in cost of sales and approximately $0.2 million is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income. Through September 30, 2015, the Company paid approximately $0.1 million of the total hourly and salaried severance benefits, with the remainder expected to be paid by mid-2016.
In addition, during the three months ended September 30, 2015, the Company incurred less than $0.1 million of pre-tax non-cash charges related to accelerated depreciation expense as a result of shortening the expected lives on certain machinery, equipment and leasehold improvement assets that the Company will no longer utilize following the facility closure.
Goshen, Indiana facility
In November 2012, the Company announced plans to close its manufacturing facility in Goshen, Indiana, moving production from Goshen to lower-cost manufacturing facilities during 2013. The Company completed the move and ceased operations in Goshen during the fourth quarter of 2013. During 2013, the Company recorded charges, primarily for severance benefits for its approximately 350 union hourly workers to be involuntarily terminated, of approximately $4.0 million. Additionally, during 2012, the Company recorded charges of approximately $1.2 million, primarily for severance benefits for salaried employees to be involuntarily terminated as part of the closure. Through September 30, 2014, the hourly and salary benefits had been fully paid, with approximately $1.1 million being paid during the nine months ended September 30, 2014.
4. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended September 30, 2015 are summarized as follows:

	Cequent Americas	Cequent APEA	Total
	(dollars in thousands)
Balance, December 31, 2014	$6,580	$—	$6,580
Foreign currency translation and other	(2,160)	—	(2,160)
Balance, September 30, 2015	$4,420	$—	$4,420
The gross carrying amounts and accumulated amortization of the Company's other intangibles as of September 30, 2015 and December 31, 2014 are summarized below. The Company amortizes these assets over periods ranging from 3 to 25 years.

	As of September 30, 2015		As of December 31, 2014
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$32,480	$(26,520)	$34,170	$(26,190)
Customer relationships, 15 – 25 years	105,380	(76,700)	105,380	(72,250)
Total customer relationships	137,860	(103,220)	139,550	(98,440)
Technology and other, 3 – 15 years	14,520	(14,050)	14,600	(13,910)
Total finite-lived intangible assets	152,380	(117,270)	154,150	(112,350)
Trademark/Trade names, indefinite-lived	22,710	—	24,710	—
Total other intangible assets	$175,090	$(117,270)	$178,860	$(112,350)

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Amortization expense related to intangible assets as included in the accompanying condensed consolidated statements of income is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Technology and other, included in cost of sales	$40	$60	$160	$190
Customer relationships, included in selling, general and administrative expenses	1,780	1,860	5,380	5,540
Total amortization expense	$1,820	$1,920	$5,540	$5,730
5. Inventories
Inventories consist of the following components:

	September 30, 2015	December 31, 2014
	(dollars in thousands)
Finished goods	$80,980	$89,550
Work in process	6,070	6,810
Raw materials	26,830	27,170
Total inventories	$113,880	$123,530
6. Property and Equipment, Net
Property and equipment consists of the following components:

	September 30, 2015	December 31, 2014
	(dollars in thousands)
Land and land improvements	$—	$290
Buildings	8,060	9,250
Machinery and equipment	96,570	118,460
	104,630	128,000
Less: Accumulated depreciation	58,320	72,820
Property and equipment, net	$46,310	$55,180
Depreciation expense as included in the accompanying condensed consolidated statements of income is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Depreciation expense, included in cost of sales	$2,100	$2,420	$6,360	$7,320
Depreciation expense, included in selling, general and administrative expense	400	480	1,220	1,510
Total depreciation expense	$2,500	$2,900	$7,580	$8,830

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

7. Long-term Debt
The Company's long-term debt consists of the following:

	September 30, 2015	December 31, 2014
	(dollars in thousands)
ABL Facility	$8,500	$—
Term B Loan	190,670	—
Bank facilities	4,280	140
Capital leases and other long-term debt	290	620
	203,740	760
Less: Current maturities, long-term debt	14,460	460
Long-term debt	$189,280	$300
ABL Facility
On June 30, 2015, the Company entered into an asset-based revolving credit facility ("ABL Facility"), which permits the Company and certain of its subsidiaries to make revolving borrowings up to an aggregate principal amount of $85.0 million, subject to availability under a borrowing base, including a $20.0 million letter of credit sub-facility, which matures on June 30, 2020. The Company may increase commitments under the ABL Facility, subject to certain conditions, up to an additional $25.0 million in aggregate. Borrowings under the ABL Facility bear interest, at the Company's election, at either (a) the Base Rate (as defined per the credit agreement, the "Base Rate") plus the Applicable Margin (as defined per the credit agreement "Applicable Margin"), or (b) the London Interbank Offered Rate ("LIBOR") plus the Applicable Margin.
All of the indebtedness under the ABL Facility is and will be guaranteed by the Company's existing and future material domestic subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors. The credit agreement contains customary negative covenants, and does not include any financial maintenance covenants other than a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing twelve-month basis, which will be tested only upon the occurrence of an event of default or certain other conditions as specified in the agreement. At September 30, 2015, the Company was in compliance with its financial covenants contained in the ABL Facility.
Debt issuance costs of approximately $1.9 million were incurred in connection with the entry into the ABL Facility. These debt issuance costs will be amortized into interest expense over the contractual term of the loan. The Company recognized $0.1 million related to the amortization of debt issuance costs during the three months ended September 30, 2015, which is included in the accompanying condensed consolidated statements of income. As of September 30, 2015, there were $1.8 million of unamortized debt issuance costs included in other assets in the accompanying condensed consolidated balance sheet.
As of September 30, 2015, $8.5 million was outstanding under the ABL facility at a weighted average interest rate of 2.68%. Total letters of credit outstanding at September 30, 2015 were $6.4 million. Subject to borrowing base availability, the Company had $70.1 million in available funds from the ABL facility as of September 30, 2015.
Term Loan
On June 30, 2015, the Company entered into a term loan agreement ("Term B Loan") under which the Company borrowed an aggregate of $200.0 million, which matures on June 30, 2021. The Term B Loan permits the Company to request incremental term loan facilities, subject to certain conditions, in an aggregate principal amount, together with the aggregate principal amount of incremental equivalent debt incurred by the Company, of up to $25.0 million, plus an additional amount such that the Company's pro forma first lien net leverage ratio (as defined in the term loan agreement) would not exceed 3.50 to 1.00 as a result of the incurrence thereof.
Borrowings under the agreement bear interest, at the Company's election, at either (a) the Base Rate plus 5% per annum, or (b) LIBOR plus 6% per annum. Principal payments required under the credit agreement for the Term B Loan Facility are $2.5 million due each calendar quarter beginning September 2015. Commencing with the fiscal year ending December 31, 2016, and for each fiscal year thereafter, the Company will also be required to make prepayments of outstanding amounts under the Term B Loan in

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

an amount equal to 50.0% of the Company's excess cash flow for such fiscal year, as defined in the credit agreement, subject to adjustments based on the Company's leverage ratio and optional prepayments of term loans and certain other indebtedness.
All of the indebtedness under the Term B Loan is and will be guaranteed by the Company's existing and future material domestic subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors. The Term B Loan agreement contains customary negative covenants, and also contains a financial maintenance covenant which requires the Company to maintain a net leverage ratio not exceeding, through the fiscal quarter ending September 30, 2016, 5.25 to 1.00; through the fiscal quarter ending September 30, 2017, 5.00 to 1.00; through the fiscal quarter ending September 30, 2018, 4.75 to 1.00; and thereafter, 4.50 to 1.00. At September 30, 2015, the Company was in compliance with its financial covenants contained in the Term B Loan.
Debt issuance costs of approximately $3.0 million were incurred in connection with the Term B Loan, along with the original issue discount of $4.0 million. Both the debt issuance costs and the original issue discount will be amortized into interest expense over the term of the Term B Loan Facility. The Company recognized $0.2 million related to the amortization of debt issuance costs and original issue discount during the three and nine months ended September 30, 2015, which is included in the accompanying condensed consolidated statements of income. As of September 30, 2015, the Company had aggregate principal outstanding of $197.5 million bearing interest at 7.00%, and had $6.8 million of unamortized debt issuance costs and original issue discount, all of which are recorded as a reduction of the debt balance on the Company's condensed consolidated balance sheet.
As of September 30, 2015, the Company's Term B Loan traded at approximately 99.0% of par value. The valuations of the Credit Agreement were determined based on Level 2 inputs under the fair value hierarchy, as defined.
Bank facilities
In Australia, the Company's subsidiary is party to an approximate $14.0 million revolving debt facility, which matures on November 30, 2015, is subject to interest at a bank-specified rate plus 1.90% and is secured by substantially all the assets of the subsidiary. As of September 30, 2015, $4.3 million was outstanding under this agreement, bearing interest at 4.0%. No amounts were outstanding as of December 31, 2014.
In May 2014, the Company's Dutch subsidiary entered into a credit agreement consisting of a $12.5 million uncommitted working capital facility which matured on May 29, 2015. This facility was subject to interest at LIBOR plus 2.75% per annum and was guaranteed by TriMas. In addition, this Dutch subsidiary was subject to an overdraft facility in conjunction with the uncommitted working capital facility up to $1.0 million, subject to interest at U.S. dollar prime rate plus 0.75%. This facility matured in May 2015 and accordingly no balances were outstanding at September 30, 2015. As of December 31, 2014, $0.1 million was outstanding on this facility.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

8. Derivative Instruments
Foreign Currency Exchange Rate Risk
As of September 30, 2015, the Company was party to forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $9.8 million. The Company uses foreign currency forward contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain payments for contract manufacturing in its lower-cost manufacturing facilities. The foreign currency forward contracts hedge currency exposure between the Mexican peso and the U.S. dollar, the Thai baht and the Australian dollar and the U.S. dollar and the Australian dollar and mature at specified monthly settlement dates through March 2016. At inception, the Company designated the foreign currency forward contracts as cash flow hedges. Upon purchase of certain inventories the Company de-designates the foreign currency forward contract.
Financial Statement Presentation
As of September 30, 2015 and December 31, 2014, the fair value carrying amount of the Company's derivative instruments are recorded as follows:

		Asset / (Liability) Derivatives
	Balance Sheet Caption	September 30, 2015	December 31, 2014
		(dollars in thousands)
Derivatives designated as hedging instruments
Foreign currency forward contracts	Other assets	$100	$—
Foreign currency forward contracts	Accrued liabilities	(370)	(150)
Total derivatives designated as hedging instruments		(270)	(150)
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Other assets	80	—
Foreign currency forward contracts	Accrued liabilities	(130)	—
Total derivatives not designated as hedging instruments		(50)	—
Total derivatives		$(320)	$(150)
The following tables summarize the income (loss) recognized in accumulated other comprehensive income ("AOCI"), the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings as of and for the three and nine months ended September 30, 2015 and 2014:

	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion, net of tax)			Amount of Income (Loss) Reclassified from AOCI into Earnings
				Three months ended September 30,		Nine months ended September 30,
	As of September 30, 2015	As of December 31, 2014	Location of Income (Loss) Reclassified from AOCI into Earnings (Effective Portion)	2015	2014	2015	2014
	(dollars in thousands)			(dollars in thousands)
Derivatives instruments
Foreign currency forward contracts	$(280)	$(70)	Cost of sales	$(610)	$150	$(1,060)	$370
Over the next 12 months, the Company expects to reclassify approximately $0.2 million of pre-tax deferred losses from AOCI to cost of sales as the inventory purchases are settled.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value Measurements
The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's foreign currency forward contracts use observable inputs such as forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 are shown below.

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
September 30, 2015
Foreign currency forward contracts	Recurring	$(320)	$—	$(320)	$—
December 31, 2014
Foreign currency forward contracts	Recurring	$(150)	$—	$(150)	$—
9. Segment Information
Horizon groups its operating segments into reportable segments by the region in which sales and manufacturing efforts are focused. Each operating segment has discrete financial information evaluated regularly by the Company's chief operating decision maker in determining resource allocation and assessing performance. See below for further information regarding the types of products and services provided within each reportable segment.
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
Segment activity is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Net Sales
Cequent Americas	$116,540	$113,580	$342,030	$356,660
Cequent APEA	36,800	44,280	112,210	127,550
Total	$153,340	$157,860	$454,240	$484,210
Operating Profit (Loss)
Cequent Americas	$10,700	$8,550	$24,400	$31,100
Cequent APEA	1,730	3,140	5,650	7,770
Corporate expenses	(3,820)	(3,820)	(12,370)	(11,770)
Total	$8,610	$7,870	$17,680	$27,100

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

10. Equity Awards
Description of the Plan
Prior to the spin-off, certain employees of Horizon participated in the following TriMas equity incentive plans: the 2011 TriMas Corporation Omnibus Incentive Compensation Plan, the TriMas Corporation 2006 Long Term Equity Incentive Plan and the TriMas Corporation 2002 Long Term Equity Incentive Plan (collectively, the "TriMas Plans") and were eligible to receive TriMas stock-based awards including stock options, restricted share awards and performance-based restricted share units. Effective June 30, 2015, Horizon employees and non-employee directors began participating in the Horizon Global Corporation 2015 Equity and Incentive Compensation Plan ("Horizon 2015 Plan").
The Horizon 2015 Plan authorizes the Compensation Committee of the Horizon Board of Directors to grant qualified or non-qualified incentive stock options, stock appreciation rights, stock awards (including restricted stock and restricted stock unit awards), cash incentive awards and performance awards to Horizon employees and non-employee directors. No more than 2.0 million Horizon common shares may be delivered under the Horizon 2015 Plan, with no more than 0.5 million "replacement awards" to former holders of TriMas equity awards under the TriMas Plans.
In connection with the spin-off, certain stock compensation awards granted under the TriMas Plans were modified to substitute awards under the Horizon 2015 Plan and adjusted as follows:

•
with respect to each adjusted stock option award covering Horizon common stock, the per-share exercise price for such award was established so that the award would retain immediately after the spin-off, in the aggregate, the same intrinsic value that the original TriMas stock option award had immediately prior to the spin-off (subject to rounding);

•
with respect to each adjusted stock option, restricted share, and restricted stock unit award covering Horizon common stock, the number of underlying shares of common stock subject to such award was equitably adjusted so that the award would retain immediately after the spin-off, in the aggregate, the same intrinsic value that the award had immediately prior to the spin-off (subject to rounding);

•
with respect to any continuous employment requirement associated with any equity incentive awards, such requirement will be satisfied after the spin-off by a Horizon employee based on his or her continuous employment with Horizon;

•
to the extent any original TriMas equity incentive award is subject to accelerated vesting or exercisability in the event of a "change of control," the corresponding post-spin-off Horizon equity incentive awards will generally accelerate in the same manner in the event of a change of control of Horizon; and

•
Horizon employees who hold TriMas restricted shares prior to the spin-off will receive no Horizon common stock with respect to such restricted shares (other than the Horizon restricted shares described above) in connection with the distribution of Horizon common stock to TriMas stockholders generally.

The modification of the stock compensation awards occurred in conjunction with the distribution of Horizon common shares to TriMas shareholders on the June 30, 2015 after-market distribution. As a result, no grant, exercise or cancellation activity occurred and no additional compensation was recognized as a result of the substitution.
Stock Options

During the three month period ended September 30, 2015, the Company granted 154,856 stock options to certain key employees, including named executive officers. These stock options have a term of ten years and vest ratably on (i) the first anniversary of the date of grant, (ii) March 1, 2017 and (iii) March 1, 2018.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table provides the significant assumptions used to calculate the grant date fair market value of options granted using the Black-Scholes option pricing method:

August 14, 2015 Grant
Weighted-average fair value per option	$4.41
Exercise price	$11.02
Risk-free interest rate	1.79%
Dividend yield	0%
Expected stock volatility	39.54%
Expected life (years)	5.85

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The expected term was determined using the simplified method as described in Staff Accounting Bulletin Topic 14: "Share-Based Payment", because the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. In the absence of adequate stock price history of Horizon common stock, the expected volatility related to stock option awards granted subsequent to the spin-off is based on the historical volatility of a selected group of peer companies' stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table summarizes Horizon stock option activity from the first grant date of June 30, 2015 to September 30, 2015:

	Number of Stock Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2015	9,299	$3.69
Granted	154,856	11.02
Exercised	6,569	0.53
Canceled, forfeited	—	—
Expired	—	—
Outstanding at September 30, 2015	157,586	$11.02	9.8	$54,457

As of September 30, 2015, there were $0.6 million in unrecognized compensation costs related to stock options that is expected to be recognized over a weighted-average period of 1.6 years. There were no unrecognized compensation costs related to stock options for the three and nine months ended September 30, 2014. The Company recognized approximately $0.1 million of stock-based compensation expense related to stock options during the three and nine months ended September 30, 2015. The Company recognized no compensation expense for the three and nine months ended September 30, 2014. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Restricted Shares

In August 2015, the Company granted 205,922 restricted shares to certain key employees and non-employee directors. The total grant consisted of 32,180 restricted shares that vest on May 1, 2016, 20,884 restricted shares that vest on March 5, 2017 and 152,858 restricted shares that vest on July 1, 2018. The grant date fair value of restricted shares is expensed on a straight-line basis over the vesting period. Restricted share fair values are based on the closing trading price of the Company's common stock on the date of grant. Changes in the number of restricted shares outstanding for the period ended September 30, 2015 were as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2015	229,046	$16.05
Granted	205,922	11.02
Vested	(2,520)	7.49
Canceled, forfeited	(63,042)	16.67
Outstanding at September 30, 2015	369,406	$13.20
As of September 30, 2015, there were $3.1 million in unrecognized compensation costs related to unvested restricted shares that is expected to be recognized over a weighted-average period of 2.2 years.
The Company recognized approximately $0.4 million and $0.8 million of stock-based compensation expense related to restricted shares during the three months ended September 30, 2015 and 2014, respectively, and $1.7 million and $2.4 million for the nine months ended September 30, 2015 and 2014, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
11. Earnings per Share
On June 30, 2015, approximately 18.1 million common shares of Horizon Global were distributed to TriMas shareholders in conjunction with the spin-off. For comparative purposes, and to provide a more meaningful calculation for weighted average shares, this amount was assumed to be outstanding as of the beginning of each period presented in the calculation of basic weighted average shares. Diluted earnings per share are calculated to give effect to stock options and restricted shares outstanding during each period.
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(dollars in thousands, except for per share amounts)
Numerator:
Net income for basic and diluted earnings per share	$6,350	$5,210	$10,030	$18,410
Denominator:
Weighted average shares outstanding, basic	18,098,404	18,062,027	18,073,836	18,062,027
Dilutive effect of stock-based awards	116,805	52,005	87,022	51,372
Weighted average shares outstanding, diluted	18,215,209	18,114,032	18,160,858	18,113,399

Basic earnings per share	$0.35	$0.29	$0.55	$1.02
Diluted earnings per share	$0.35	$0.29	$0.55	$1.02

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

12. Employee Benefit Plans
The Company's domestic salaried and hourly employees participate in a defined contribution profit sharing plan sponsored by TriMas and reimbursed by Horizon. The plan contains both contributory and noncontributory profit sharing arrangements, as defined. Aggregate charges included in the accompanying condensed consolidated statements of income under this plan were approximately $0.4 million for each of the three months ended September 30, 2015 and 2014 and $1.2 million for each of the nine months ended September 30, 2015 and 2014.
13. Other Comprehensive Income
Changes in AOCI by component for the nine months ended September 30, 2015 are summarized as follows:

	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance, December 31, 2014	$(70)	$7,460	$7,390
Net transfer from former parent	—	5,230	5,230
Net unrealized losses arising during the period (a)	(1,570)	(9,440)	(11,010)
Less: Net realized losses reclassified to net income (b)	(1,360)	—	(1,360)
Net current-period change	(210)	(4,210)	(4,420)
Balance, September 30, 2015	$(280)	$3,250	$2,970
__________________________
(a) Derivative instruments, net of income tax benefit of $0.3 million. See Note 8, "Derivative Instruments," for further details.
(b) Derivative instruments, net of income tax benefit of $0.3 million. See Note 8, "Derivative Instruments," for further details.
Changes in AOCI by component for the nine months ended September 30, 2014 are summarized as follows:

	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance, December 31, 2013	$—	$14,700	$14,700
Net unrealized gains (losses) arising during the period (a)	440	(2,750)	(2,310)
Less: Net realized gains reclassified to net income (b)	350	—	350
Net current-period change	90	(2,750)	(2,660)
Balance, September 30, 2014	$90	$11,950	$12,040
__________________________
(a) Derivative instruments, net of income tax expense of $60 thousand. See Note 8, "Derivative Instruments," for further details.
(b) Derivative instruments, net of income tax expense of $20 thousand. See Note 8, "Derivative Instruments," for further details.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
The effective income tax rate was (98.4)% and 24.6% for the three months ended September 30, 2015 and 2014, respectively, and 0.3% and 24.2% for the nine months ended September 30, 2015 and 2014, respectively. The lower effective tax rate for the three and nine month periods ended September 30, 2015 is primarily driven by the Company recording approximately $3.3 million of a tax benefit due to the reversal of certain unrecognized tax contingencies, as a result of the expiration of the statute of limitations. Additionally, the overall effective tax rate for the period was reduced by the recognition of benefits associated with losses in certain jurisdictions with higher statutory tax rates.
During the nine months ended September 30, 2015 and 2014, cash paid for domestic taxes was approximately $2.0 million and $6.7 million, respectively, which was paid by our former parent company. The Company paid cash for foreign taxes of $1.8 million and $2.3 million during the nine months ended September 30, 2015 and 2014, respectively.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition contains forward-looking statements regarding industry outlook and our expectations regarding the performance of our business. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under the heading "Forward-Looking Statements," at the beginning of this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the Company's reports on file with the Securities and Exchange Commission, as well as our Registration Statement on Form S-1 (Registration No. 333-203138).
Separation from TriMas
We became an independent company as a result of the distribution by TriMas of 100 percent of the outstanding common shares of Horizon to TriMas shareholders. Each TriMas shareholder of record as of the close of business on June 25, 2015 ("Record Date") received two Horizon common shares for every five TriMas common shares as of the Record date. The spin-off was completed June 30, 2015 and was structured to be tax-free to both TriMas and Horizon shareholders.
Overview
We are a leading designer, manufacturer and distributor of a wide variety of high-quality, custom-engineered towing, trailering, cargo management and other related accessory products on a global basis, serving the automotive aftermarket, retail and original equipment, or OE, channels.
Our business is comprised of two reportable segments: Cequent Americas and Cequent APEA. Cequent Americas has historically operated primarily in North America, and we believe has been a leader in towing and trailering-related products sold through retail, aftermarket and OE channels. Beginning in 2012, we entered the Latin America market, which is in the early stages of its development for automotive accessories, and appears to be following the historical development pattern of the United States and Canadian markets. Cequent APEA focuses its sales and manufacturing efforts outside of the Americas, historically operating primarily in Australia, and we believe has been a leader in towing related products sold through the aftermarket and OE channels. We have expanded our footprint into other areas of New Zealand, Thailand, Europe, the United Kingdom and South Africa, primarily as a result of acquisitions. We are in the early stages of our development in these markets, initially focusing primarily on supporting OE customers.
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
Key Factors and Risks Affecting Our Reported Results.  Our products are sold into a diverse set of end-markets; the primary applications relate to automotive accessories for light and recreational vehicles. Purchases of automotive accessory parts are discretionary and we believe demand is driven by macro-economic factors including, among others, (i) consumer confidence, (ii) employment trends and (iii) light truck builds. We believe all of these metrics impact both our Work and Play-related sales. In addition, we believe the Play-related sales are more sensitive to changes in these indices, given the Play-related sales tend to be more directly related to disposable income levels. In general, recent decreases in unemployment and fuel prices, coupled with increases in consumer confidence, are positive trends for our businesses.
Over the past two years, we have invested over $50 million in cash for restructuring or other initiatives and capital expenditures, primarily as follows:

•	Closed and moved production from our former Goshen, Indiana manufacturing facility to a new lower-cost facility in Reynosa, Mexico in 2013, relocating approximately 420 positions;

•	Relocated the supply chain from the Midwestern United States to localized supply near Reynosa;

•	As a result of the Goshen manufacturing move, relocated the main U.S. distribution facility from Huntington, Indiana to Dallas, Texas;

•	Closed and consolidated two former facilities in Australia into one newer facility;

•	Closed and consolidated two former facilities in Brazil into one facility; and

•
The Company announced plans to close its manufacturing facility in Ciudad Juarez, Mexico along with its distribution warehouse in El Paso, Texas. Manufacturing from these locations will be moved to existing facilities in Reynosa, Mexico.

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
We are sensitive to price movements in our raw materials supply base. Our largest material purchases are for steel, copper, and aluminum. We also consume a significant amount of energy via utilities in our facilities. Historically, when we have experienced increasing costs of steel, we have successfully worked with our suppliers to manage cost pressures and disruptions in supply. Price increases used to offset inflation or a disruption of supply in core materials have generally been successful, although sometimes delayed. Increases in price for these purposes represent a risk in execution.
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

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended September 30, 2015 and 2014:

	Three months ended September 30,
	2015	As a Percentage of Net Sales	2014	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Cequent Americas	$116,540	76.0%	$113,580	71.9%
Cequent APEA	36,800	24.0%	44,280	28.1%
Total	$153,340	100.0%	$157,860	100.0%
Gross Profit
Cequent Americas	$31,190	26.8%	$29,370	25.9%
Cequent APEA	6,570	17.9%	8,800	19.9%
Total	$37,760	24.6%	$38,170	24.2%
Selling, General and Administrative Expenses
Cequent Americas	$20,430	17.5%	$20,820	18.3%
Cequent APEA	4,840	13.2%	5,670	12.8%
Corporate expenses	3,820	N/A	3,820	N/A
Total	$29,090	19.0%	$30,310	19.2%
Net Gain (Loss) on Disposition of Property and Equipment
Cequent Americas	$(70)	0.1%	$—	—%
Cequent APEA	10	—%	10	—%
Total	$(60)	—%	$10	—%
Operating Profit (Loss)
Cequent Americas	$10,700	9.2%	$8,550	7.5%
Cequent APEA	1,730	4.7%	3,140	7.1%
Corporate expenses	(3,820)	N/A	(3,820)	N/A
Total	$8,610	5.6%	$7,870	5.0%
Depreciation and Amortization
Cequent Americas	$2,730	2.3%	$2,800	2.5%
Cequent APEA	1,530	4.2%	1,950	4.4%
Corporate expenses	60	N/A	70	N/A
Total	$4,320	2.8%	$4,820	3.1%

The following table summarizes financial information from our reportable segments for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,
	2015	As a Percentage of Net Sales	2014	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Cequent Americas	$342,030	75.3%	$356,660	73.7%
Cequent APEA	112,210	24.7%	127,550	26.3%
Total	$454,240	100.0%	$484,210	100.0%
Gross Profit
Cequent Americas	$90,570	26.5%	$95,520	26.8%
Cequent APEA	20,240	18.0%	24,970	19.6%
Total	$110,810	24.4%	$120,490	24.9%
Selling, General and Administrative Expenses
Cequent Americas	$64,370	18.8%	$64,360	18.0%
Cequent APEA	14,540	13.0%	17,200	13.5%
Corporate expenses	12,370	N/A	11,770	N/A
Total	$91,280	20.1%	$93,330	19.3%
Net Gain (Loss) on Disposition of Property and Equipment
Cequent Americas	$(1,800)	0.5%	$(70)	—%
Cequent APEA	(50)	—%	10	—%
Total	$(1,850)	0.4%	$(60)	—%
Operating Profit (Loss)
Cequent Americas	$24,400	7.1%	$31,100	8.7%
Cequent APEA	5,650	5.0%	7,770	6.1%
Corporate expenses	(12,370)	N/A	(11,770)	N/A
Total	$17,680	3.9%	$27,100	5.6%
Depreciation and Amortization
Cequent Americas	$8,200	2.4%	$8,740	2.5%
Cequent APEA	4,840	4.3%	5,750	4.5%
Corporate expenses	80	N/A	70	N/A
Total	$13,120	2.9%	$14,560	3.0%

Results of Operations
The principal factors impacting us during the three months ended September 30, 2015, compared with the three months ended September 30, 2014, were:

▪	our announcement of plans to close our manufacturing facility in Ciudad Juarez along with its distribution warehouse in El Paso, Texas;

▪
the impact of foreign currency, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies, particularly in our Cequent APEA reportable segment;

▪	more stable demand from aftermarket distributors compared to previous quarters in 2015; and

▪	development of our corporate cost structure as an independent public company.

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014
Overall, net sales decreased approximately $4.5 million, or 2.9%, to $153.3 million for the three months ended September 30, 2015, as compared with $157.9 million in the three months ended September 30, 2014. During the third quarter of 2015, net sales increased approximately $3.0 million in our Cequent Americas reportable segment due to growth with existing customers within our retail channel with our home and hardware customers and growth within our aftermarket channel driven by increased demand from our automotive aftermarket, RV warehouse distributor and e-commerce customers. This growth was partially offset by declines in our automotive original equipment "OE" channel due to decreased demand. The increase in Cequent Americas was more than offset by a decrease in net sales in our Cequent APEA segment of $7.5 million primarily due to unfavorable foreign currency exchange.
Gross profit margin (gross profit as a percentage of net sales) approximated 24.6% and 24.2% for the three months ended September 30, 2015 and 2014, respectively. Gross profit margin improved in our Cequent Americas reportable segment due to favorable operating performance and lower freight costs, which was partially offset by costs incurred in connection with the consolidation of our manufacturing facilities. Gross profit margin was also negatively impacted within our Cequent APEA reportable segment by higher material prices in our Australia business and an unfavorable customer and product mix in our Australia, Thailand and Germany businesses.
Operating profit margin (operating profit as a percentage of net sales) approximated 5.6% and 5.0% for the three months ended September 30, 2015 and 2014, respectively. Operating profit increased approximately $0.7 million, or 9.4%, to $8.6 million for the three months ended September 30, 2015, from $7.9 million for the three months ended September 30, 2014, primarily due to higher sales, favorable operating performance and lower freight costs within our Cequent Americas reportable segment. Operating profit was negatively impacted by costs incurred in our Cequent Americas reportable segment related to the consolidation of our manufacturing facilities. Also affecting our operating profit margin was a less favorable product and customer mix and negative effects of foreign currency exchange in our Cequent APEA reportable segment.
Interest expense increased approximately $4.2 million, to $4.4 million, for the three months ended September 30, 2015, as compared to $0.2 million for the three months ended September 30, 2014. As we became a public company, we incurred debt in the form of a Term B Loan credit facility and ABL revolving facility on June 30, 2015.
Other expense, net remained flat at $1.1 million for the three months ended September 30, 2015 and September 30, 2014.
The effective income tax rate for the three months ended September 30, 2015 and 2014 was (98.4)% and 24.6%, respectively. During the three months ended September 30, 2015, the Company recorded approximately $3.3 million of a tax benefit due to the reversal of certain unrecognized tax contingencies, as a result of the expiration of the statute of limitations. Additionally, the overall effective tax rate for the period was reduced by the recognition of tax benefits associated with losses in certain jurisdictions with higher statutory tax rates.
Net income increased by approximately $1.2 million, to $6.4 million for the three months ended September 30, 2015, compared to $5.2 million for the three months ended September 30, 2014. The increase was primarily the result of $4.9 million of lower income tax expense and a $0.7 million increase in operating profit, partially offset by a $4.2 million increase in interest expense.
See below for a discussion of operating results by segment.
Cequent Americas.    Net sales increased approximately $3.0 million, or 2.6%, to $116.5 million in the three months ended September 30, 2015, as compared to $113.6 million in the three months ended September 30, 2014, primarily due to year-over-year increases within our retail and aftermarket channels, partially offset by sales declines in our automotive OE and industrial channels. Net sales within our retail channel increased approximately $4.0 million, primarily driven by growth with existing home hardware customers, including a towing products roll-out of approximately $1.0 million. Net sales within our aftermarket channel increased by approximately $3.5 million primarily due to increased demand from our automotive aftermarket, recreational vehicle warehouse distributor and e-commerce customers. Partially offsetting these increases was a $1.3 million decrease within our industrial channel, primarily due to lower demand from our OE and warehouse distributor customers servicing energy and agricultural end markets, as well as a $1.9 million decrease in our automotive OE channel due to plant shutdowns, a delayed product launch and lower take rates on automotive accessories with certain existing customers. Net sales were negatively impacted by approximately $1.1 million of unfavorable currency exchange. The remaining change is attributable to our other market channels which remained relatively flat quarter-over-quarter.
Cequent Americas' gross profit increased approximately $1.8 million to $31.2 million, or 26.8% of sales, in the three months ended September 30, 2015, from approximately $29.4 million, or 25.9% of sales, in the three months ended September 30, 2014, primarily due to higher sales levels. Gross profit margin increased primarily due to favorable operating performance driven by plant productivity and labor savings as the US dollar strengthened in relation to the Mexican peso. Also impacting gross profit margin were lower freight costs during the three months ended September 30, 2015 as we benefited from efforts to localize supply chain near our manufacturing facility and higher costs in the third quarter of 2014 related to manufacturing footprint changes that did not recur. Partially offsetting these increases in gross profit margin was approximately $2.0 million of costs associated with the consolidation of our manufacturing facilities.
Selling, general and administrative expenses decreased approximately $0.4 million to $20.4 million, or 17.5% of sales, in the three months ended September 30, 2015, as compared to $20.8 million, or 18.3% of sales, in the three months ended September 30, 2014. Selling, general and administrative costs were positively impacted by approximately $0.5 million of favorable currency exchange, as a result of a stronger U.S. dollar relative to the Mexican peso and Brazilian real. Selling, general and administrative costs as a percent of sales decreased due to lower compensation cost as a result of prior restructuring efforts and efforts to reduce indirect costs, partially offset by higher legal expenses for normal course claims. Additionally, during the third quarter of 2015 we incurred approximately $1.1 million of costs associated with combining our Cequent Consumer Products and Cequent Performance Product business units.
Cequent Americas' operating profit increased approximately $2.1 million to $10.7 million, or 9.2% of sales, in the three months ended September 30, 2015, as compared to $8.6 million, or 7.5% of net sales, in the three months ended September 30, 2014, primarily due to higher sales and a favorable channel and product sales mix, Operating profit margin increased primarily due to favorable operating performance, lower freight costs and approximately $0.6 million of favorable currency exchange, as a result of a stronger U.S. dollar relative to the Mexican peso and Brazilian real. These effects were partially offset by the impact of approximately $3.1 million of costs associated with combining our Cequent Consumer Products and Cequent Performance Products business units and consolidation of our manufacturing footprint.
Cequent APEA.    Net sales decreased approximately $7.5 million, or 16.9%, to $36.8 million in the three months ended September 30, 2015, as compared to $44.3 million in the three months ended September 30, 2014. Net sales were negatively impacted by approximately $7.5 million of unfavorable currency exchange. Net sales increased approximately $1.2 million in our Australia business due to increased demand from our OE customers, and increased approximately $0.8 million in our South Africa business primarily due to increased demand from an existing OE customer and new program awards. These increases were offset by a decrease of $1.2 million in sales in Thailand where new programs with existing OE customers were more than offset by lower sales on an existing program with an OE customer. The remaining decrease in sales is the result of supply constraints in our European businesses caused by lower production capacity due to unplanned machinery and equipment repairs.
Cequent APEA's gross profit decreased approximately $2.2 million to $6.6 million, or 17.9% of sales, in the three months ended September 30, 2015, from approximately $8.8 million, or 19.9% of sales, in the three months ended September 30, 2014. Gross profit was negatively impacted by approximately $1.6 million of foreign currency exchange. Gross profit margin was further impacted by increased material prices in our Australian business as a result of the weakened Australian dollar and a less favorable customer and product mix in our Australian, Thailand and German businesses, as a higher percent of our sales were in our automotive OE channel with a decrease of sales in our higher margin aftermarket channel.
Selling, general and administrative expenses decreased approximately $0.8 million to $4.8 million, or 13.2% of sales, in the three months ended September 30, 2015, as compared to $5.7 million, or 12.8% of sales, in the three months ended September 30, 2014. Selling, general and administrative expenses for the three months ended September 30, 2015 was positively impacted by approximately $0.8 million in favorable currency exchange. Selling, general and administrative expenses increased by approximately $0.2 million in our Germany business due the release of a royalty provision in the third quarter of 2014 which did not recur in the third quarter of 2015. Offsetting the increase in Germany was a decrease of $0.2 million in Thailand primarily due to lower legal expenses as a result of labor negotiations occurring in the third quarter of 2014 that did not recur in 2015.
Cequent APEA's operating profit decreased approximately $1.4 million to $1.7 million, or 4.7% of net sales, in the three months ended September 30, 2015, as compared to $3.1 million, or 7.1% of net sales, in the three months ended September 30, 2014, primarily due to currency exchange. Operating profit margin was negatively impacted by a less favorable customer and product mix and higher material costs in our Australian business.
Corporate Expenses.   Corporate expenses stayed flat at approximately $3.8 million for the three months ended September 30, 2015 and 2014. For all periods prior to the spin-off, the condensed consolidated financial statements include expense allocations for certain functions provided by our former parent; however, the allocations may not be comparable to the corporate expenses we incurred as a stand-alone company. Corporate expenses included in operating profit for the three months ended September 30, 2014 in the accompanying condensed consolidated financial statements were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue or headcount.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014
Overall, net sales decreased approximately $30.0 million, or approximately 6.2%, to $454.2 million for the nine months ended September 30, 2015, as compared with $484.2 million in the nine months ended September 30, 2014. During the first nine months of 2015, net sales decreased approximately $10.4 million in our Cequent Americas reportable segment due to consolidation and closure of distribution centers within the aftermarket channel and the discontinued use of certain promotional incentives in the second quarter of 2015 that were available to our customers in 2014. Net sales within our Cequent Americas reportable segment were also down approximately $5.0 million within our industrial channel, primarily due to lower demand as a result of lower energy and agricultural equipment purchases and the loss of recreational vehicle manufacturing line content. These decreases in net sales were partially offset by an increase of $4.9 million in our retail channel within our Cequent Americas reportable segment primarily due to growth with existing automotive retail, home hardware center and e-commerce customers. In our Cequent APEA reportable segment, net sales in our South Africa business increased by $4.4 million primarily due to increased demand from an existing OE customer and new program awards, which was offset by decreases in our Australia and Thailand businesses due to decreases in demand within the OE channel. In addition, sales declined by approximately $20.5 million due to net unfavorable currency exchange, primarily in our Cequent APEA reportable segment.
Gross profit margin (gross profit as a percentage of sales) approximated 24.4% and 24.9% for the nine months ended September 30, 2015 and 2014, respectively. Gross profit margin decreased in our Cequent Americas reportable segment due to a less favorable channel and product sales mix as our lower margin channels comprised a large portion of net sales and sales of higher margin products declined in the first nine months of 2015 compared to the first nine months of 2014. Gross profit margin was also negatively impacted by costs associated with the closure of a facility within our Cequent APEA reportable segment and costs associated with combining two of our business units within our Cequent Americas reportable segment. In addition, gross profit decreased by approximately $3.9 million due to net unfavorable currency exchange.
Operating profit margin (operating profit as a percentage of sales) approximated 3.9% and 5.6% for the nine months ended September 30, 2015 and 2014, respectively. Operating profit decreased approximately $9.4 million, or 34.8%, to $17.7 million for the nine months ended September 30, 2015, compared to $27.1 million for the nine months ended September 30, 2014, primarily due to lower sales levels and a less favorable channel and product sales mix within our Cequent Americas reportable segment. Also operating profit margin was negatively impacted by costs associated with the disposal of certain assets and combining two of our business units in our Cequent Americas reportable segment and the costs associated with a facility within our Cequent APEA reportable segment.
Interest expense increased approximately $4.1 million, to $4.6 million, for the nine months ended September 30, 2015, as compared to $0.5 million for the nine months ended September 30, 2014. As we became a public company, we incurred debt in the form of a Term B Loan credit facility and ABL revolving facility on June 30, 2015.
Other expense, net increased approximately $0.7 million, to $3.0 million of other expense for the nine months ended September 30, 2015, compared to $2.3 million of other expense, net for the nine months ended September 30, 2014, primarily due to higher losses on transactions denominated in foreign currencies within our Cequent APEA reportable segment.
The effective income tax rates for the nine months ended September 30, 2015 and 2014 were 0.3% and 24.2%, respectively. During the nine months ended September 30, 2015, the company recorded a $2.9 million tax charge related to certain spin related structuring steps; these charges were paid by our former parent company as part of the spin transaction and tax sharing agreement. Also, for the nine months ended September 30, 2015, a tax benefit of approximately $3.3 million was recorded due to the reversal of certain unrecognized tax contingencies, as a result of the expiration of the statute of limitations. Additionally, the overall effective tax rate for the period was reduced by the recognition of benefits associated with losses in certain jurisdictions with higher statutory tax rates.
Net income decreased by approximately $8.4 million, to $10.0 million for the nine months ended September 30, 2015, compared to $18.4 million for the nine months ended September 30, 2014. The decrease was primarily the result of a $9.4 million decrease in operating profit, a $4.1 million increase in interest expense and a $0.7 million increase in other expenses, partially offset by a $5.9 million decrease in income tax expense.
See below for a discussion of operating results by segment.
Cequent Americas.    Net sales decreased approximately $14.6 million, or 4.1%, to $342.0 million in the nine months ended September 30, 2015, as compared to $356.7 million in the nine months ended September 30, 2014, primarily due to year-over-year decreases within our aftermarket and industrial channels partially offset by increases in our retail channel. Net sales within our aftermarket channel decreased approximately $10.4 million primarily due to lower demand from our warehouse distributor customers as a result of consolidation of their distribution centers and the elimination of certain promotional incentives offered to our customers during the first nine months of 2014 that we did not make available to our customers during the second quarter of

2015. Net sales within our industrial channel decreased approximately $5.0 million, primarily due to lower demand from our OE and warehouse distributor customers servicing energy and agricultural end markets and the loss of recreational vehicle OE content due to a lack of ability to supply this customer channel as a result of performance issues in our Reynosa plant and distribution network. Net sales within our retail channel increased approximately $4.9 million due to growth with existing automotive retail, home hardware center and e-commerce customers, and broom and brush and towing products roll-outs with home hardware customers, partially offset by approximately $2.3 million of significant customer product roll-outs in the first quarter of 2014 that did not recur in 2015. Net sales were also negatively impacted by approximately $2.5 million of unfavorable currency exchange. The remaining change is attributable to our other market channels which remained relatively flat year-over-year.
Cequent Americas' gross profit decreased approximately $4.9 million to $90.6 million, or 26.5% of sales, in the nine months ended September 30, 2015, as compared to $95.5 million, or 26.8% of sales, in the nine months ended September 30, 2014, primarily due to lower sales levels. Gross profit margin was negatively impacted by a less favorable channel and product sales mix as our retail channel comprised a larger portion of our net sales, while sales of our higher margin brake controllers and aftermarket hitches were lower year-over-year in part due to distributor consolidation and elimination of certain promotional incentives. Gross profit margin was also negatively impacted by approximately $3.1 million of costs recorded in the second and third quarters of 2015 associated with combining our Cequent Consumer Products and Cequent Performance Products business units. Offsetting the decreases in gross profit margin were improvements in operational performance and lower freight costs in the nine months ended September 30, 2015.
Selling, general and administrative expenses remained consistent at $64.4 million, or 18.8% of sales, in the nine months ended September 30, 2015, as compared to $64.4 million, or 18.0% of sales, in the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we incurred increases of approximately $1.4 million higher legal expenses associated with ordinary course claims. Also during 2015, we incurred approximately $2.5 million of costs associated with combining our Cequent Consumer Products and Cequent Performance Product business units. These increases were offset by reductions in compensation cost as a result of prior restructuring efforts and actions taken by the company to reduce indirect spending in response to lower sales levels.
Cequent Americas' operating profit decreased approximately $6.7 million to $24.4 million, or 7.1% of sales, in the nine months ended September 30, 2015, as compared to $31.1 million, or 8.7% of net sales, in the nine months ended September 30, 2014, primarily due to lower sales levels and a less favorable channel and product sales mix. Operating profit margin was also negatively impacted by approximately $1.7 million of higher disposals of property and equipment, resulting from the write-off of costs associated with the implementation of software determined to be inadequate for the business and $5.6 million of costs associated with combining our Cequent Consumer Products and Cequent Performance Products business units.
Cequent APEA.    Net sales decreased approximately $15.3 million, or 12.0%, to $112.2 million in the nine months ended September 30, 2015, as compared to $127.6 million in the nine months ended September 30, 2014. Net sales were negatively impacted by approximately $17.9 million of unfavorable currency exchange. Net sales increased approximately $4.4 million in our South Africa business primarily due to increased demand from an existing OE customer and new program awards. This increase was offset by a decrease of net sales in our Australia business of $1.0 million primarily due to the loss of an OE contract and the transfer of an OE program to our Thailand business to better serve our customer. The remaining change in net sales is primarily due to a decrease in our Thailand business as the increase in sales from the transfer from our Australia business was more than offset by lower sales on an existing program, along with decreases in our European businesses caused by lower production capacity due to unplanned machinery and equipment repairs.
Cequent APEA's gross profit decreased approximately $4.7 million to $20.2 million, or 18.0% of sales, in the nine months ended September 30, 2015, from approximately $25.0 million, or 19.6% of sales, in the nine months ended September 30, 2014. Gross profit was negatively impacted by approximately $3.5 million of unfavorable foreign currency exchange. Gross profit margin was further adversely impacted with $1.3 million higher material costs in our Australia business and costs of approximately $0.8 million in the second quarter related to the closure of our facility in Finland. Productivity gains and cost reductions in our Thailand, South Africa, and United Kingdom businesses were partially offset by a decrease in gross profit in our Australia business primarily due to a less favorable customer and product mix.
Selling, general and administrative expenses decreased approximately $2.7 million to $14.5 million, or 13.0% of sales, in the nine months ended September 30, 2015, as compared to $17.2 million, or 13.5% of sales, in the nine months ended September 30, 2014. Selling, general and administrative spending remained relatively flat in local currencies during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, with the decrease year-over-year due to approximately $2.5 million favorable impact of foreign currency exchange.
Cequent APEA's operating profit decreased approximately $2.1 million to approximately $5.7 million, or 5.0% of sales, in the nine months ended September 30, 2015, as compared to $7.8 million, or 6.1% of net sales, in the nine months ended September 30, 2014, primarily due to the costs related to the facility closure in Finland and higher material costs in our Australian business.

Corporate Expenses.  Corporate expenses increased approximately $0.6 million to $12.4 million for the nine months ended September 30, 2015, from $11.8 million for the nine months ended September 30, 2014. For all periods prior to the spin-off, the condensed consolidated financial statements include expense allocations for certain functions provided by our former parent, however, the allocations may not be comparable to the corporate expenses we incurred as a stand-alone company. Corporate expenses included in operating profit in the accompanying condensed consolidated financial statements include amounts that were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue or headcount.
Liquidity and Capital Resources
Our capital and working capital requirements are funded through a combination of cash flows from operations, cash on hand and borrowings under our asset-based revolving credit facility ("ABL Facility"). We utilize intercompany loans and equity contributions to fund our worldwide operations. As of September 30, 2015 and December 31, 2014, there was $9.7 million and $5.7 million, respectively, of cash held at foreign subsidiaries. There may be country specific regulations which may restrict or result in increased costs in the repatriation of these funds. See Note 7. “Long-term Debt” included in Part I, Item 1, "Notes to Unaudited Condensed Consolidated Financial Statements," within this quarterly report on Form 10-Q.
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
Cash Flows
Cash flows provided by operating activities were approximately $12.8 million and $6.8 million for the nine months ended September 30, 2015 and 2014, respectively. Significant changes in cash flows provided by and used for operating activities and the reasons for such changes are as follows:

•
For the nine months ended September 30, 2015, we generated $22.6 million of cash, based on the reported net income of $10.0 million and after considering the effects of non-cash items related to losses on dispositions of property and equipment, depreciation, amortization, stock-based compensation, changes in deferred income taxes, amortization of original issuance discount and debt issuance costs, and other, net. For the nine months ended September 30, 2014, we generated $33.6 million in cash flows based on the reported net income of $18.4 million and after considering the effects of similar non-cash items.

•
Increases in accounts receivable resulted in a use of cash of approximately $16.1 million and $20.0 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in accounts receivable for the nine months ended September 30, 2015 and 2014 is a result of higher sales activity in the third quarter compared to the fourth quarter due to seasonality. The decrease in cash used from accounts receivable for the nine months ended September 30, 2015 compare to the nine months ended September 30, 2014 is due to improved collections. Days sales outstanding decreased to approximately 44 days at September 30, 2015 compared to 48 days at September 30, 2014.

•
Decreases in inventory resulted in a cash source of approximately $5.3 million and $10.4 million for the nine months ended September 30, 2015 and 2014, respectively. Inventory levels decreased primarily due to the seasonality of our business. In addition, for the nine months ended September 30, 2014, inventory levels in our Cequent Americas reportable segment declined as the safety stock levels built in preparation for the move from our Goshen, Indiana manufacturing facility to lower cost country facilities were consumed and replenished at lower levels.

•
Increases in accounts payable and accrued liabilities resulted in a cash source of approximately $2.9 million during the nine months ended September 30, 2015, primarily due to the reclassification of a tax liability and severance recorded during the third quarter related to our facilities closure. Decreases in accounts payable and accrued liabilities resulted in a use of cash of approximately $17.6 million during the nine months ended September 30, 2014, primarily as a result of the timing of payments made to supplier and mix of vendors and related terms. Our days accounts payable increased to approximately 59 days at September 30, 2015 compared to approximately 52 days at September 30, 2014.

Net cash used for investing activities for the nine months ended September 30, 2015 and 2014 was approximately $4.6 million and $9.2 million, respectively. During the first nine months of 2015, we invested approximately $6.4 million in capital expenditures, as we have continued our investment in growth, capacity and productivity-related capital projects. Cash received from the disposition of property and equipment was approximately $1.8 million primarily due to the sale of assets in Finland. During the first nine months of 2014, we incurred approximately $9.5 million in capital expenditures and received cash from the disposition of property and equipment of approximately $0.3 million.
Net cash provided by financing activities was approximately $15.5 million and $5.7 million for the nine months ended September 30, 2015 and 2014, respectively. During the first nine months of 2015, we entered into credit agreements in connection with the spin-off and received proceeds, net of transaction costs, of $192.9 million from our Term B Loan, and $6.9 million from our ABL Facility. We also had net transfers from our former parent of $27.6 million. These proceeds were primarily used to pay a distribution to our former parent company upon spin-off of $214.5 million. We also had net additional borrowings on our Australian revolving credit facility of $5.0 million. During the first nine months of 2014, cash provided by financing activities primarily resulted from net transfers from our former parent.
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
At September 30, 2015, approximately $8.5 million was outstanding on the ABL Facility bearing interest at a weighted average rate of 2.68% and $197.5 million was outstanding on the Term B Loan bearing interest at 7.00%. Subject to borrowing base availability, the Company had $70.1 million in available funds from the ABL facility as of September 30, 2015.
The ABL Facility and Term B Loan agreements contain various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including restrictions on incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The ABL Facility does not include any financial maintenance covenants other than a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing twelve-month basis, which will be tested only upon the occurrence of an event of default or certain other conditions as specified in the agreement. The Term B Loan contains a financial maintenance covenant which requires us to maintain a net leverage ratio not exceeding, through the fiscal quarter ending September 30, 2016, 5.25 to 1.00; through the fiscal quarter ending September 30, 2017, 5.00 to 1.00; through the fiscal quarter ending September 30, 2018, 4.75 to 1.00; and thereafter, 4.50 to 1.00. At September 30, 2015, we were in compliance with our financial covenants contained in the ABL Facility and the Term B Loan, respectively.
Our Australian subsidiary is party to a facility agreement consisting of an approximately $14.0 million revolving trade finance facility, which matures on November 30, 2015, is subject to interest at Bank Bill Swap rate plus 1.90% and is secured by substantially all the assets of the subsidiary. $4.3 million was outstanding under this agreement as of September 30, 2015 at an average interest rate of 4.0%; No amounts were outstanding as of December 31, 2014. Borrowings under this arrangement are also subject to financial and reporting covenants. Financial covenants include a working capital coverage ratio (working capital over total debt), a minimum tangible net worth calculation (total assets plus subordinated debt, less liabilities, intangible assets and goodwill) and an interest coverage ratio (earnings before interest and taxes over gross interest cost). We were in compliance with such covenants for all periods presented.
We are subject to variable interest rates on our term loan and revolving credit facility. At September 30, 2015, 1-Month LIBOR and 3-Month LIBOR approximated 0.19% and 0.33%, respectively.
Principal payments required under the credit agreement for the Term B Loan are $2.5 million due each calendar quarter beginning September 2015, with the remaining principal due on maturity, June 30, 2021. Commencing with the fiscal year ending December 31, 2016, and for each fiscal year thereafter, we may also be required to make prepayments of outstanding term loans under the Term B Loan in an amount equal to 50.0% of our excess cash flow for such fiscal year, as defined, subject to adjustments based on our leverage ratio and optional prepayments of term loans and certain other indebtedness.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases and annual rent expense related thereto approximated $15.1 million. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.

The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended September 30, 2015. We present Consolidated Bank EBITDA to show our performance under our financial covenants.

		Less:	Add:
	Year Ended December 31, 2014	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Twelve Months Ended September 30, 2015
	(dollars in thousands)
Net income	$15,350	$18,410	$10,030	$6,970
Bank stipulated adjustments:
Interest expense, net	720	510	4,590	4,800
Income tax expense (credit)	5,240	5,890	30	(620)
Depreciation and amortization	18,930	14,560	13,120	17,490
Non-cash compensation expense(1)	2,660	2,410	1,750	2,000
Other non-cash expenses or losses	15,260	11,960	11,150	14,450
Non-recurring expenses or costs(2)	4,440	4,140	5,000	5,300
Acquisition integration costs(3)	90	90	—	—
Interest-equivalent costs associated with any Specified Vendor Receivables Financing	870	570	690	990
Consolidated Bank EBITDA, as defined	$63,560	$58,540	$46,360	$51,380

	September 30, 2015
	(dollars in thousands)
Total Consolidated Indebtedness	$185,110
Consolidated Bank EBITDA, as defined	51,380
Actual leverage ratio	3.60	x
Covenant requirement	5.25	x
______________________

(1)
Non-cash compensation expenses resulting from the grant of restricted shares of common stock and common stock options. For all the periods through June 30, 2015, these amounts were allocated by former parent company.

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
We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of September 30, 2015, we were party to forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $9.8 million. See Note 8, "Derivative Instruments," included in Part 1, Item 1, "Notes to Unaudited Condensed Consolidated Financial Statements," within this quarterly report on Form 10-Q.
We are also subject to interest risk as it relates to our long-term debt. We may in the future use interest rate swap agreements to fix the variable portion of our debt to manage this risk.
Outlook
We believe the macroeconomic environment in 2015 will continue to present various challenges for many of our businesses, most notably due to the ongoing strengthening of the U.S. dollar relative to foreign currencies and little or no general economic growth. Additionally, while we believe that the continued consolidation in aftermarket distribution presents long-term opportunities for our Company given our strong brand positions, portfolio of product offerings, and existing customer relationships, our results of operations may be impacted by the continuing closure and consolidation of customer warehouses.
We attempt to mitigate the challenging external factors by executing productivity projects across our businesses which we believe will drive future margin expansion, including leveraging recent investments in our low-cost manufacturing footprint, global customer relationships and global manufacturing and distribution capabilities. We believe these initiatives will carry through 2015 and beyond and enhance our margins and business portfolio over time.
Our strategic priorities are to improve margins, reduce our leverage, and drive top line growth.
Impact of New Accounting Standards
See Note 2, "New Accounting Pronouncements," included in Part 1, Item 1, "Notes to Unaudited Condensed Consolidated Financial Statements," within this quarterly report on Form 10-Q.
Critical Accounting Policies
Our financial statements are prepared in accordance with U.S. GAAP. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates that affect both the amounts and timing of the recording of assets, liabilities, net sales and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, our evaluation of business and macroeconomic trends, and information from other outside sources, as appropriate.
During the quarter ended September 30, 2015, there were no material changes to the items that we disclosed as our critical accounting policies in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Registration Statement.

Emerging Growth Company
The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, establishes a class of company called an "emerging growth company," which generally is a company whose initial public offering was completed after December 8, 2011 and had total annual gross revenues of less than $1 billion during its most recently completed fiscal year. We currently qualify as an emerging growth company.
As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting requirements that are not available to public reporting companies that do not qualify for this classification, including without limitation the following:

•
An emerging growth company is exempt from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and financial statements, commonly known as an "auditor discussion and analysis."

•	An emerging growth company is not required to hold a nonbinding advisory stockholder vote on executive compensation or any golden parachute payments not previously approved by stockholders.

•
An emerging growth company is not required to comply with the requirement of auditor attestation of management's assessment of internal control over financial reporting, which is required for other public reporting companies by Section 404 of the Sarbanes-Oxley Act.

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
Emerging growth companies may elect to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to "opt out" of such extended transition period, and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for companies that are not "emerging growth companies." Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.
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
Evaluation of disclosure controls and procedures
As of September 30, 2015, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
During the Company's most recent fiscal quarter, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
If we are unable to systematically consolidate our brand names, it may impair our related intangible assets, which could have a material negative impact on our financial results
As of September 30, 2015, we have approximately $22.7 million in intangible assets related to trademarks/trade names. We are currently in the process of simplifying our brand portfolio to reduce complexity and increase margins. If we are unable to successfully consolidate our brands, we may be required to record impairment charges related to our related intangible assets. Any future impairment of these assets could have a material adverse effect on our financial results.
Increased information technology security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, and products.
Increased global information technology security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data and communications. While we attempt to mitigate these risks by employing a number of measures, monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks and products remain potentially vulnerable to advanced persistent threats. Depending on their nature and scope, such threats could potentially lead to the compromising of confidential information and communications, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, customer relationships, competitiveness and results of operations.  We may be required to incur significant costs to remedy damages caused by these disruptions or security breaches or to protect against disruption or security breaches in the future.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits.
Exhibits Index:

3.1(b)	Amended and Restated Certificate of Incorporation of Horizon Global Corporation.
3.2(a)	Amended and Restated By-laws of Horizon Global Corporation.
10.1(b)	Horizon Global Corporation Executive Retirement Plan effective as of July 1, 2015.
10.2	Form of Restricted Stock Units Agreement - Founders Grant - under the 2015 Equity and Incentive Compensation Plan.
10.3	Form of Restricted Stock Units Agreement - 2015 Board of Directors - under the 2015 Equity and Incentive Compensation Plan.
10.4	Form of Nonqualified Stock Option Agreement - 2015 LTI - under the 2015 Equity and Incentive Compensation Plan.
10.5	Form of Nonqualified Stock Option Agreement - Special Award - under the 2015 Equity and Incentive Compensation Plan.
10.6	Form of Horizon Replacement Restricted Stock Unit Award Agreement (Converted in connection with the adjustment of TriMas 2013 Performance Stock Units - 2006 Plan).
10.7	Form of Horizon Replacement Restricted Stock Unit Award Agreement (Converted in connection with the adjustment of TriMas 2013 Performance Stock Units - 2011 Plan).
10.8	Form of Horizon Replacement Restricted Stock Unit Award Agreement (Converted in connection with the adjustment of TriMas 2014 Performance Stock Units - 2011 Plan).
10.9	Horizon Global Corporation Executive Severance/Change of Control Policy effective as of July 1, 2015.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-1/A filed on June 11, 2015 (Reg. No. 333-203138).
(b)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 11, 2015 (File No. 001-37427).

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

HORIZON GLOBAL CORPORATION (Registrant)

/s/ DAVID G. RICE

Date:	November 10, 2015	By:	David G. Rice Chief Financial Officer

Exhibits Index:

3.1(b)	Amended and Restated Certificate of Incorporation of Horizon Global Corporation.
3.2(a)	Amended and Restated By-laws of Horizon Global Corporation.
10.1(b)	Horizon Global Corporation Executive Retirement Plan effective as of July 1, 2015.
10.2	Form of Restricted Stock Units Agreement - Founders Grant - under the 2015 Equity and Incentive Compensation Plan.
10.3	Form of Restricted Stock Units Agreement - 2015 Board of Directors - under the 2015 Equity and Incentive Compensation Plan.
10.4	Form of Nonqualified Stock Option Agreement - 2015 LTI - under the 2015 Equity and Incentive Compensation Plan.
10.5	Form of Nonqualified Stock Option Agreement - Special Award - under the 2015 Equity and Incentive Compensation Plan.
10.6	Form of Horizon Replacement Restricted Stock Unit Award Agreement (Converted in connection with the adjustment of TriMas 2013 Performance Stock Units - 2006 Plan).
10.7	Form of Horizon Replacement Restricted Stock Unit Award Agreement (Converted in connection with the adjustment of TriMas 2013 Performance Stock Units - 2011 Plan).
10.8	Form of Horizon Replacement Restricted Stock Unit Award Agreement (Converted in connection with the adjustment of TriMas 2014 Performance Stock Units - 2011 Plan).
10.9	Horizon Global Corporation Executive Severance/Change of Control Policy effective as of July 1, 2015.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-1/A filed on June 11, 2015 (Reg. No. 333-203138).
(b)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 11, 2015 (File No. 001-37427).

* Certain exhibits and schedules were omitted in the original filing and the Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits and schedules upon request.