Form 10-K
period 2015-12-31
Horizon Global Corp
filed 2016-03-01
CIK 1637655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
__________________________________________________________________________________________________
Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-37427
__________________________________________________________________________________________________
HORIZON GLOBAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	47-3574483 (IRS Employer Identification No.)
39400 Woodward Avenue, Suite 100
Bloomfield Hills, Michigan 48304
(Address of Principal Executive Offices, Including Zip Code)
(248) 593-8820
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common stock, $0.01 par value	New York Stock Exchange
         Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2015 was approximately $271.2 million, based upon the "when issued" trading price of the registrant's common stock as of such date. The registrant's common stock did not start trading "regular way" on the New York Stock Exchange until July 1, 2015.

As of February 26, 2016, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 18,131,865 shares.
Portions of the Registrant's Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

Horizon Global Corporation

Forward-Looking Statements
This Annual Report on Form 10-K may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements speak only as of the date they are made and give our current expectations or forecasts of future events. These forward-looking statements can be identified by the use of forward-looking words, such as "may," "could," "should," "estimate," "project," "forecast," "intend," "expect," "anticipate," "believe," "target," "plan" or other comparable words, or by discussions of strategy that may involve risks and uncertainties.
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to, risks and uncertainties with respect to: the Company's leverage; liabilities imposed by the Company's debt instruments; market demand; competitive factors; supply constraints; material and energy costs; technology factors; litigation; government and regulatory actions; the Company's accounting policies; future trends; general economic and currency conditions; various conditions specific to the Company's business and industry; and other risks that are discussed in, Part I, Item 1A, "Risk Factors." The risks described in this Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
The cautionary statements set forth above should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. We caution readers not to place undo reliance on the statements, which speak only as of the date of this report. We do not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statement to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.
We disclose important factors that could cause our actual results to differ materially from our expectations implied by our forward-looking statements under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report on Form 10-K. These cautionary statements qualify all forward-looking statements attributed to us or persons acting on our behalf. When we indicate that an event, condition or circumstance could or would have an adverse effect on us, we mean to include effects upon our business, financial and other conditions, results of operations, prospects and ability to service our debt.

PART I

Item 1.    Business
Overview
Horizon Global Corporation ("we," "us," "our," the "Company" or "Horizon") became an independent, publicly traded company as the result of a spin-off from TriMas Corporation ("TriMas" or "former parent") on June 30, 2015. Horizon was incorporated in Delaware on January 14, 2015, in anticipation of the spin-off.
We are a leading designer, manufacturer and distributor of a wide variety of high quality, custom-engineered towing, trailering, cargo management and other related accessory products on a global basis, serving the automotive aftermarket, retail and original equipment ("OE") channels.
Our products, which are similar for both of our reporting segments, Cequent Americas and Cequent APEA, are marketed through original equipment manufacturers ("OEM"), original equipment suppliers, retailers and aftermarket customers servicing users in the agricultural, automotive, construction, horse/livestock, industrial, marine, military, recreational, trailer and utility markets.
Our products are used in two primary categories across the world: commercial applications ("Work") and recreational activities ("Play"). Some of the markets in our Work category include agricultural, automotive, construction, fleet, industrial, marine, military, mining and municipalities. Some of the markets in our Play category include equestrian, power sports, recreational vehicle, specialty automotive, truck accessory and other specialty towing applications. We believe that the primary brands we offer are among the most recognized in the markets we serve and are known for quality, safety and performance. Our products reach end consumers through many avenues including independent installers, warehouse distributors, dealers, OE, retail stores and online retailers.
We believe no individual competitor serving the channels we participate in can match our broad product portfolio, which we categorize into the following four groups:

▪
Towing: This product category includes devices and accessories installed on a tow-vehicle for the purpose of attaching a trailer, camper, etc. such as hitches, fifth wheels, gooseneck hitches, weight distribution systems, wiring harnesses, draw bars, ball mounts, crossbars, towbars, security and other towing accessories;

▪
Trailering: This product category includes control devices and components of the trailer itself such as brake controls, jacks, winches, couplers, interior and exterior vehicle lighting and brake replacement parts;

▪
Cargo Management: This product category includes a wide variety of products used to facilitate the transportation of various forms of cargo, to secure that cargo or to organize items. Examples of these products are bike racks, roof cross bar systems, cargo carriers, luggage boxes, car interior protective products, rope, tie-downs, tarps, tarp straps, bungee cords, loading ramps and interior travel organizers; and

▪
Other: This product category includes a diverse range of items in our portfolio that do not fit into any of the previous three main categories. Items in this category include commercial brooms and brushes, skid plates, oil pans, tubular push bars, side steps and sports bars.

We have positioned our product portfolio to create a variety of options based on price-point, ranging from entry-level to premium-level products across most of our markets. We believe the brands we offer in our aftermarket channel have significant customer recognition, with the three most significant being Reese®, Hayman-Reese™ and Draw-Tite®. We believe all three hold substantial market share and have been the leading brands in the towing market for over 50 years. These brands provide the foundation of our market position based on worldwide commercial and consumer acceptance. We also maintain a collection of regionally recognized brands including Aqua Clear™, Bulldog®, BTM, DHF, Engetran, Fulton®, Harper®, Hidden Hitch®, Highland®, Kovil, Laitner™, Parkside®, Pro Series™, Reese Secure™, Reese Explorer™, Reese Power Sports, Reese Towpower™, ROLA®, Tekonsha®, Trojan®, WesBarg® and Witter Towbar Systems. In addition to these product brands, we historically marketed our products to our OE customers in Australia, and more recently in North America, under the name TriMotive.
As of December 31, 2015, we had over 6,700 active customers globally. No customer represented greater than 10% of total revenue during the years ended December 31, 2015, 2014 or 2013.

Segment Information
Our business is comprised of two reportable segments:
Cequent Americas
Cequent Americas has historically consisted of two operating segments: Cequent Performance Products ("CPP"), a leading manufacturer of aftermarket and OEM towing and trailering products and accessories, and Cequent Consumer Products ("CCP"), a leading provider of towing, trailering, vehicle protection and cargo management solutions serving the end-user through retailers. As of December 31, 2015, the operations of CPP and CCP were in the process of being integrated, with an expected completion date of mid-2016.
Cequent Americas has historically operated primarily in North America, and has been a leader in towing and trailering-related products sold through retail, aftermarket and OE channels. Over the past few years, we have penetrated the Latin American market, which is in the early stages of its development for automotive accessories, and appears to be following the historical development pattern of the United States and Canadian markets.
Cequent APEA
Cequent APEA focuses its sales and manufacturing efforts outside of the Americas, historically operating primarily in Australia, and we believe has been a leader in towing related products sold through the aftermarket and OE channels. Over the past few years, we have expanded our footprint into other areas of the Asia Pacific region, Germany, the United Kingdom and South Africa, primarily as a result of acquisitions. We are in the early stages of our development in these markets, initially focusing primarily on supporting OE customers.
For information pertaining to net sales and operating profit attributed to our reportable segments, refer to Note 16, "Segment Information," included in Item 8, "Financial Statements and Supplementary Data," within this Annual Report on Form 10-K.
Our Industry
Our products are sold into a diverse set of end-markets; the primary applications relate to automotive accessories for light and recreational vehicles. Purchases of automotive accessory parts are discretionary and we believe demand is driven by macro-economic factors including (i) employment trends, (ii) consumer sentiment and (iii) fuel prices, among others.
We believe all of these metrics impact both our Work and Play-related sales. In addition, we believe the Play-related sales are more sensitive to changes in these indices, given the Play-related sales tend to be more directly related to disposable income levels. In general, recent decreases in unemployment and fuel prices, coupled with increases in consumer sentiment, are positive trends for our businesses.
Aftermarket and Retail Channels
We sell our products in the aftermarket and retail channels to a wide range of customers, including distributors, automotive retail stores, non-automotive retailers, installers and mass merchants. More recent trends in the aftermarket and retail channels include:

▪
Channel Consolidation: In the more mature market of the United States, there has been increasing consolidation in distribution networks with larger, more sophisticated aftermarket distributors and retailers gaining market share. In kind, these distributors generally require larger, more sophisticated suppliers with product expertise, category management and supply chain services and capabilities, as well as a global manufacturing and services footprint. We provide customers in this category the opportunity to rationalize their supply base of vendors in our product lines by virtue of our broad offering and product expertise;

▪
Growth of Online Capabilities: Reaching consumers directly through online capabilities, including e-commerce, is having an increasing impact on the global automotive aftermarket and retail channels. Establishment of a robust online presence is critical for suppliers regardless of whether or not they participate directly in e-commerce. We believe we are positioned well to take advantage of this continuing trend, given our established online presence. We support consumers by offering a wide range of information on our products and services, including installation videos, custom-fit guides and links to authorized dealers, both brick and mortar and e-commerce; and

OE Channels
While OE demand is typically driven by planned vehicle production, suppliers also grow by increasing their product content per vehicle through sales of existing product lines or expansion into new product line offerings. Given the consolidation and globalization throughout the automotive industry, suppliers combining a global presence with strong engineering, technology, manufacturing, supply chain and customer support will be best positioned to take advantage of OE business opportunities. More recent trends in the global OE supplier market include:

▪
Global Platform/Supplier Consolidation: OEs are adopting global vehicle platforms to decrease product development costs and increase manufacturing efficiency and profitability. As a result, OEs are selecting suppliers that have the capacity to manufacture and deliver products on a worldwide basis as well as the flexibility to adapt products to local variations. Suppliers with a global supply chain and efficient manufacturing capabilities are best positioned to benefit from this trend. We believe we are uniquely positioned to take advantage of this trend as a result of our global manufacturing footprint, highly developed supply chain relationships and track record of success in solving application challenges in our product lines;

▪
Outsourcing of Design and Manufacturing of Vehicle Parts and Systems: OEs continually strive to simplify their assembly processes, lower costs and reduce development times. As a result, they have increasingly relied on suppliers to perform many of the design, engineering, research and development and assembly functions traditionally performed by OEs. Suppliers with extensive design and engineering capabilities are in the best position to benefit from this trend as they are able to offer OEs value-added solutions with superior features and convenience. We believe certain OEs have sought us out to assist with their engineering challenges to increase towing capacity and for the many solutions provided by our existing products; and

▪
Shorter Product Development Cycles: Due to frequent shifts in government regulations and customer preferences, OEs are requiring suppliers to continue to provide new designs and product innovations. These trends are prevalent in mature markets as well as, emerging markets, which are advancing rapidly towards the regulatory standards and consumer preferences of the more mature markets. Suppliers with strong technologies, robust global engineering and development capabilities are best positioned to meet OE demands for rapid innovation. Our global engineering footprint and exposure to vehicles early in the development cycle enables a responsive solution to changing customer needs and facilitates the rapid deployment of the solution across the global launch of the customer’s platform.

Competitive Strengths
We believe our reportable segments share and benefit from the following competitive strengths:

▪
Diverse Product Portfolio of Market Leading Brands. We believe we benefit from a diverse portfolio of high-quality and highly-engineered products sold under globally recognized and market leading brand names. By offering a wide range of products, we are able to provide a complete solution to satisfy our customers' towing, trailering and cargo management needs, as well as serve diverse channels through effective brand management. Our brands are well-known in their respective product areas and channels. We believe that we are the leading supplier of towing products and among the leading suppliers of trailering products globally.

▪
Global Scale with Flexible Manufacturing Footprint and Supply Chain. We were built through internal growth and a series of acquisitions to become the only truly global automotive accessories company with the products we offer. We have the ability to produce low-volume, customized, quick-turn products in our global manufacturing facilities, while our sourcing arrangements with third-party suppliers provide us with the flexibility to manufacture or source high-volume products as end-market demand fluctuates. Our flexible manufacturing capability, low-cost manufacturing facilities and established supply chain allow us to more quickly and efficiently respond to changes in end-market demand.

▪
Long-Term Relationships with a Diverse Customer Base. Our customers encompass a broad range of OEs, mass merchants, e-commerce websites, distributors, dealers, and independent installers, representing multiple channels to reaching the end consumer. Customers include Wal-Mart, Ford Motor Company, FCA, AutoZone, Amazon, Toyota, Canadian Tire, LKQ, U-Haul, Home Depot and Etrailer, among others. Our customer relationships are well established, many exceeding 20 years. These strong partnerships can provide stability to our revenue base through economic cycles. We believe Horizon’s diverse product portfolio, global scale and flexible manufacturing capabilities enable us to provide a unique value proposition to customers.

▪
Globally Competitive Cost Structure. Over the past four years, we have invested over $50 million to modernize and consolidate facilities, upgrade and expand manufacturing capabilities and improve the quality and reliability of our products. Since becoming an independent public company, we have continued to focus on margin improvement activities, identifying and acting on projects to further reduce our cost structure. With these projects well under way, we believe we will benefit from improved operating margins and cash flow that can then be deployed to high value creation activities. The combination of our strong brand names, leading market position, flexible manufacturing and sourcing operations have historically resulted in significant cash flow generation.

▪
Experienced Management Team. Our management team is led by our Chief Executive Officer, Mark Zeffiro, who was a senior executive at TriMas for over seven years and has more than 25 years of financial, operational and business leadership experience with companies such as Black & Decker and General Electric Company. David Rice, our Chief Financial Officer, joined TriMas in 2005 and brings more than 30 years of financial, audit and leadership experience to the role. David was previously division finance officer of Cequent Performance Products. John Aleva, President of Cequent Americas, has nearly 30 years of experience in automotive aftermarket, retail and OE, and has been with Cequent for over 11 years. The leadership team of Cequent APEA includes Paul Caruso, who has over 30 years of experience in a variety of roles within the industrial and automotive markets, and Jason Kieseker, who joined the Cequent business in 2001 and has held various leadership roles within our Cequent APEA business.

Key Business Priorities
Horizon Global established three strategic platforms for value creation focused on business improvement and transformation, supported by a company culture of continuous improvement.

▪
Margin Expansion. Our first priority is to drive the organization to a 10% operating margin level within our strategic planning period. We believe the investments made in new and upgraded facilities and equipment over the past few years should provide the foundation, without significant additional investment, for additional margin expansion. We are developing an organization in which all team members are focused on constantly improving the efficiency of all operations through the adoption of lean and continuous improvement practices.

▪
Capital Structure. Our second priority is to improve our capital structure. Our leverage ratio at December 31, 2015 was 3.34 times. Our goal over the next three years is to reduce our leverage ratio to less than 2 times. This can be accomplished not only by improving margins, but also by paying down our fixed obligations. We have a structure in place that allows us to prepay debt in addition to the amortization required under our term debt. These repayments, in addition to our expectation of expanding margins our expected to improve our capital structure.

▪
Organic Growth.     Our third priority is to grow the business 3% to 5% on an organic basis, annually. The business grew 10% a year from 2010 to 2014, with approximately half of it organic, and half of it through acquisition. We have identified five broad areas of focused growth activities, involving geographic markets and sales channels, which we believe are particularly aligned with our competitive strengths.

Growth Strategies
Prior to becoming an independent public company, Horizon operated on a regional basis under separate management teams, with independent business decisions and resource allocations made by the Cequent Americas and Cequent APEA leaders. As a public company, we are reorganizing our global operations to operate as a single combined entity. As a result, we believe that we have multiple opportunities to integrate, improve and grow our business, whether via organic initiatives or via acquisitions of new products or in new geographies, through the following strategies:

▪
Original Equipment. The global market for accessories and vehicle personalization is increasing and automotive manufacturers are looking for suppliers to partner with to create genuine accessories to meet this need. Historically, this has been a regional effort, but the growth of global OE has increased the need for global suppliers. Our geographic footprint, existing customer relationships and the increase in global vehicle platforms align to present us with unique opportunities to grow with our OE customers.

▪
eCommerce. We intend to leverage the breadth of our product portfolio and global manufacturing footprint to expand our presence in the high growth e-commerce channel. This strategy is applicable in our developed markets where a focus on content delivery and customer support drive growth. It is also a powerful tool as we look at developing new, less mature markets around the world, enabling a direct connection with the users of our product set.

▪
Latin American Markets.  Since entering the Latin American market, we have witnessed a desire to accessorize vehicles among new entrants to the middle class. Cequent Americas expanded its global footprint and product portfolio in Brazil by acquiring DHF Soluções Automotivas Ltda and Engetran Engenharia, Indústria, e Comércio de Peças e Acessórios Veiculares Ltda, respectively. We believe these expansions into new geographies provide opportunities for growth, while supporting both new and existing global customers.

▪
Chinese Market.  China is in the early stages of adoption for towing and trailering products. As this adoption rate increases, there is an opportunity for us to not only participate, but to bring our experience in the safe use of these products into the market. The rapidly growing middle class, in concert with a developing interest in an outdoor recreational lifestyle, is expected to result in incremental demand for our automotive aftermarket products and accessories. We intend to leverage our existing relationships with global OEs and our global manufacturing and distribution network to expand our sales in this developing economy.

▪
Multi-Generational Product Plan. Our focus in multi-generational product planning is to formalize the process by which we integrate the feedback and needs of users into our product development engine. We look to move beyond simply responding to the feedback that we receive, to anticipating the functionality future products need to possess to enrich the lives of our users.

Marketing, Customers and Distribution
Horizon employs a dedicated sales force in each of our primary channels. In serving our customers globally, we rely upon our strong historical customer relationships, custom engineering capability, brand recognition, broad product offerings, our established distribution network and varied merchandising strategies to bolster our towing, trailering, cargo management and accessory product sales. Significant Horizon customers include Ford Motor Company, Toyota and General Motors/Holden in the OE channel; Wal-Mart, AutoZone and Super Retail Group in the retail channel; and LKQ, U-Haul and the Proex Group in the aftermarket channel.
Competition
The competitive environment for automotive accessory products is highly fragmented and is characterized by numerous smaller suppliers, even the largest of which tend to focus in narrow product categories. We believe there is no individual competitor that has the breadth of product portfolio on a global basis in the markets we serve. Significant towing competitors include Curt Manufacturing, B&W Trailer Hitches, The Bosal Group, Brink, Westfalia, Buyers Products Company, Demco Products, PullRite, Westin Automotive Products and Camco. Significant trailering competitors include Pacific Rim, Dutton-Lainson, Shelby, Ultra-Fab, Sea-Sense and Atwood. In addition, competition in the cargo management product category primarily comes from Thule, Yakima, Bell, Masterlock and Saris.

Acquisition Strategy
We believe that our businesses have significant opportunities to grow through disciplined strategic acquisitions. We typically seek bolt-on acquisitions, in which we acquire another industry participant or adjacent product lines that enhance the strengths of our core businesses. When evaluating acquisition targets, we look for opportunities to expand our existing product offerings, gain access to new customers and end markets, add new early life cycle technologies, as well as add additional distribution channels, expand our geographic footprint and/or capitalize on scale and cost efficiencies.
Materials and Supply Arrangements
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
Employees and Labor Relations
As of December 31, 2015, we employed approximately 2,700 people, of which approximately 20% were located in the United States. In the United States, we have no collective bargaining agreements. Employee relations have generally been satisfactory.
On July 21, 2015, we announced the decision to close our manufacturing facility in Ciudad Juarez, Mexico along with our distribution warehouse in El Paso, Texas, within our Cequent Americas segment, impacting approximately 214 hourly and 47 salaried employees. We expect to vacate the facilities by April 30, 2016. Also, on November 21, 2012, we announced the decision to close our Goshen, Indiana, manufacturing facility, within our Cequent Americas segment, impacting approximately 350 employees of the unionized work force in the United States. The closure resulted in the separation of approximately 420 employees in Goshen, Indiana and was completed during the fourth quarter of 2013.
Seasonality and Backlog
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
Environmental Matters
We are subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges and chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment and compliance with environmental permits. To date, costs of complying with environmental, health and safety requirements have not been material. However, the nature of our operations and our long history of industrial activities at certain of our current or former facilities, as well as those acquired, could potentially result in material environmental liabilities.
While we must comply with existing and pending climate change legislation, regulation and international treaties or accords, current laws and regulations have not had a material impact on our business, capital expenditures or financial position. Future events, including those relating to climate change or greenhouse gas regulation could require us to incur expenses related to the modification or curtailment of operations, installation of pollution control equipment or investigation and cleanup of contaminated sites.
Intangible Assets
Our identified intangible assets, consisting of customer relationships, trademarks and trade names and technology, are recorded at approximately $56.0 million as of December 31, 2015, net of accumulated amortization. The valuation of each of our identified intangibles was performed using broadly accepted valuation methodologies and techniques.
Customer Relationships. We have developed and maintained stable, long-term selling relationships with customer groups for specific branded products and/or focused market product offerings within each of our businesses. Useful lives assigned to customer relationship intangibles range from 5 to 25 years and have been estimated using historic customer retention and turnover data. Other factors considered in evaluating estimated useful lives include the diverse nature of focused markets and products of which we have significant share, how customers in these markets make purchases and these customers' position in the supply chain. We also monitor and evaluate the impact of other evolving risks including the threat of lower cost competitors and evolving technology.

Trademarks and Trade Names. Each of our operating groups designs and manufactures products for focused markets under various trade names and trademarks. Our trademark/trade name intangibles are well-established and considered long-lived assets that require maintenance through advertising and promotion expenditures. Because it is our practice and intent to maintain and to continue to support, develop and market these trademarks/trade names for the foreseeable future, we consider our rights in these trademarks/trade names to have an indefinite life, except as otherwise dictated by applicable law.
Technology. We hold a number of U.S. and foreign patents, patent applications, and proprietary product and process-oriented technologies. We have, and will continue to dedicate, technical resources toward the further development of our products and processes in order to maintain our competitive position in the industrial, commercial and consumer end markets that we serve. Estimated useful lives for our technology intangibles range from 3 to 15 years and are determined in part by any legal, regulatory or contractual provisions that limit useful life. Other factors considered include the expected use of the technology by the operating groups, the expected useful life of the product and/or product programs to which the technology relates, and the rate of technology adoption by the industry.
International Operations
Approximately 28.3% of our net sales for the year ended December 31, 2015 were derived outside of the United States. We may significantly expand our international operations through organic growth and acquisitions. In addition, approximately 34.5% of our total assets as of December 31, 2015 were located outside of the United States. We operate manufacturing facilities in Australia, Brazil, Germany, Mexico, New Zealand, South Africa, Thailand and the United Kingdom. For information pertaining to the net sales and total assets attributed to our international operations, refer to Note 16, "Segment Information," included in Item 8, "Financial Statements and Supplementary Data," within this Annual Report on Form 10-K.
Website Access to Company Reports
We use our Investor Relations website, www.horizonglobal.com, as a channel for routine distribution of important information, including news releases, analyst presentations and financial information. We post filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including our annual, quarterly, and current reports on Forms 10-K, 10-Q and 8-K, our proxy statements and any amendments to those reports or statements. All such postings and filings are available on our Investor Relations website free of charge. The SEC also maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report on Form 10-K unless expressly noted.

Item 1A.    Risk Factors
You should carefully consider each of the risks described below, together with information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risks that are highlighted below are not the only ones that we face. Some of our risks relate principally to our spin-off from TriMas, while others relate principally to our business and the industry in which we operate or to the securities markets in general and ownership of our common shares. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected.
Risks Relating to our Business and our Industry
Our businesses depend upon general economic conditions and we serve some customers in highly cyclical industries; as such, we may be subject to the loss of sales and margins due to an economic downturn or recession.
Our financial performance depends, in large part, on conditions in the markets that we serve in both the U.S. and global economies. Some of the industries that we serve are highly cyclical, such as the agricultural, automotive, construction, horse/livestock, industrial, marine, military, recreational, trailer and utility markets. We may experience a reduction in sales and margins as a result of a downturn in economic conditions or other macroeconomic factors. Lower demand for our products may also negatively affect the capacity utilization of our production facilities, which may further reduce our operating margins.
Many of the markets we serve are highly competitive, which could limit the volume of products that we sell and reduce our operating margins.
Many of our products are sold in competitive markets. We believe that the principal points of competition in our markets are product quality and price, design and engineering capabilities, product development, conformity to customer specifications, reliability and timeliness of delivery, customer service and effectiveness of distribution. Maintaining and improving our competitive position will require continued investment by us in manufacturing, engineering, quality standards, marketing, customer service and support of our distribution networks. We may have insufficient resources in the future to continue to make such investments and, even if we make such investments, we may not be able to maintain or improve our competitive position. We also face the risk of lower-cost foreign manufacturers located in China, Southeast Asia, India and other regions competing in the markets for our products, and we may be driven as a consequence of this competition to increase our investment overseas. Making overseas investments can be highly complicated and we may not always realize the advantages we anticipate from any such investments. Competitive pressure may limit the volume of products that we sell and reduce our operating margins.
We may be unable to successfully implement our business strategies. Our ability to realize our business strategies may be limited.
Our businesses operate in relatively mature industries and it may be difficult to successfully pursue our growth strategies and realize material benefits therefrom. Even if we are successful, other risks attendant to our businesses and the economy generally may substantially or entirely eliminate the benefits.
Increases in our raw material or energy costs or the loss of critical suppliers could adversely affect our profitability and other financial results.
We are sensitive to price movements in our raw materials supply base. Our largest material purchases are for steel, copper and aluminum. Prices for steel are currently near a 10-year low and prices for copper and aluminum are currently near a 10-year midpoint. The prices for these products have historically been volatile, fluctuate with market conditions and may increase as a result of various factors, including: a reduction in the number of suppliers due to restructurings, bankruptcies and consolidations, declining supply due to mine or mill closures and other factors that adversely impact supplier profitability, including increases in supplier operating expenses caused by rising raw material and energy costs. We may be unable to completely offset the impact with price increases on a timely basis due to outstanding commitments to our customers, competitive considerations or our customers’ resistance to accepting such price increases and our financial performance may be adversely impacted by further price increases. A failure by our suppliers to continue to supply us with certain raw materials or component parts on commercially reasonable terms, or at all, could have a material adverse effect on us. To the extent there are energy supply disruptions or material fluctuations in energy costs, our margins could be materially adversely impacted.
Our products are typically highly engineered or customer-driven and we are subject to risks associated with changing technology and manufacturing techniques that could place us at a competitive disadvantage.
We believe that our customers rigorously evaluate their suppliers on the basis of product quality, price competitiveness, technical expertise and development capability, new product innovation, reliability and timeliness of delivery, product design capability, manufacturing expertise, operational flexibility, customer service and overall management. Our success depends on our ability to continue to meet our customers’ changing expectations with respect to these criteria. We anticipate that we will remain committed to product research and development, advanced manufacturing techniques and service to remain competitive, which entails significant costs. We may be unable to address technological advances, implement new and more cost-effective manufacturing techniques, or introduce new or improved products, whether in existing or new markets, so as to maintain our businesses’ competitive positions or to grow our businesses as desired.
We depend on the services of key individuals and relationships, the loss of which could materially harm us.
Our success will depend, in part, on the efforts of our senior management, including our Chief Executive Officer. Our future success will also depend on, among other factors, our ability to attract and retain other qualified personnel. The loss of the services of any of our key employees or the failure to attract or retain employees could have a material adverse effect on us.
Our reputation, ability to do business, and results of operations may be impaired by improper conduct by any of our employees, agents, or business partners.
While we strive to maintain high standards, we cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by our employees, agents, or business partners that would violate U.S. and/or non-U.S. laws or fail to protect our confidential information, including the laws governing payments to government officials, bribery, fraud, anti-kickback and false claims rules, competition, export and import compliance, money laundering, and data privacy laws, as well as the improper use of proprietary information or social media. Any such allegations, violations of law or improper actions could subject us to civil or criminal investigations in the United States and in other jurisdictions, could lead to substantial civil or criminal, monetary and non-monetary penalties, and related shareholder lawsuits, could lead to increased costs of compliance, could damage our reputation and could have a material effect on our financial statements.
A future impairment of our intangible assets or goodwill could have a material negative impact on our financial results.
At December 31, 2015, our intangible assets and goodwill were approximately $56 million and $4.4 million, respectively. Intangibles and goodwill each represented approximately 17% and 1% of our total assets, respectively. If we experience declines in sales and operating profit or do not meet our current and forecasted operating budget, we may be subject to future impairment charges. Because of the significance of these assets, any future impairmen could have a material adverse effect on our financial results.
If we are unable to systematically consolidate our brand names it may impair our related intangible assets, which could have a material negative impact on our financial results.
We are currently in the process of simplifying our brand portfolio to reduce complexity and increase margins. If we are unable to successfully consolidate our brands we may be required to record impairment charges related to our related intangible assets.
We may face liability associated with the use of products for which patent ownership or other intellectual property rights are claimed.
We may be subject to claims or inquiries regarding alleged unauthorized use of a third party’s intellectual property. An adverse outcome in any intellectual property litigation could subject us to significant liabilities to third parties, require us to license technology or other intellectual property rights from others, require us to comply with injunctions to cease marketing or using certain products or brands, or require us to redesign, re-engineer, or re-brand certain products or packaging, any of which could affect our business, financial condition and operating results. If we are required to seek licenses under patents or other intellectual property rights of others, we may not be able to acquire these licenses on acceptable terms, if at all. In addition, the cost of responding to an intellectual property infringement claim, in terms of legal fees and expenses and the diversion of management resources, whether or not the claim is valid, could have a material adverse effect on our business, results of operations and financial condition.
We may be unable to adequately protect our intellectual property.
While we believe that our patents, trademarks and other intellectual property have significant value, it is uncertain that this intellectual property or any intellectual property acquired or developed by us in the future, will provide a meaningful competitive advantage. Our patents or pending applications may be challenged, invalidated or circumvented by competitors or rights granted thereunder may not provide meaningful proprietary protection. Moreover, competitors may infringe on our patents or successfully avoid them through design innovation. Policing unauthorized use of our intellectual property is difficult and expensive, and we may not be able to, or have the resources to, prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States. The cost of protecting our intellectual property may be significant and could have a material adverse effect on our financial condition and future results of operations.

We may incur material losses and costs as a result of product liability, recall and warranty claims that may be brought against us.
We are subject to a variety of litigation incidental to our business, including claims for damages arising out of use of our products, claims relating to intellectual property matters and claims involving employment matters and commercial disputes.
We currently carry insurance and maintain reserves for potential product liability claims. However, our insurance coverage may be inadequate if such claims do arise and any liability not covered by insurance could have a material adverse effect on our business. Although we have been able to obtain insurance in amounts we believe to be appropriate to cover such liability to date, our insurance premiums may increase in the future as a consequence of conditions in the insurance business generally or our situation in particular. Any such increase could result in lower net income or cause the need to reduce our insurance coverage. In addition, a future claim may be brought against us that could have a material adverse effect on us. Any product liability claim may also include the imposition of punitive damages, the award of which, pursuant to certain state laws, may not be covered by insurance. Our product liability insurance policies have limits that, if exceeded, may result in material costs that could have an adverse effect on our future profitability. In addition, warranty claims are generally not covered by our product liability insurance. Further, any product liability or warranty issues may adversely affect our reputation as a manufacturer of high-quality, safe products, divert management’s attention, and could have a material adverse effect on our business.
Our business may be materially and adversely affected by compliance obligations and liabilities under environmental laws and regulations.
We are subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges and chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment and compliance with environmental permits. To date, costs of complying with environmental, health and safety requirements have not been material. However, the nature of our operations and our long history of industrial activities at certain of our current or former facilities, as well as those acquired, could potentially result in material environmental liabilities.
While we must comply with existing and pending climate change legislation, regulation and international treaties or accords, current laws and regulations have not had a material impact on our business, capital expenditures or financial position. Future events, including those relating to climate change or greenhouse gas regulation could require us to incur expenses related to the modification or curtailment of operations, installation of pollution control equipment or investigation and cleanup of contaminated sites.
Our borrowing costs may be impacted by our credit ratings developed by various rating agencies.
Two major ratings agencies, Standard & Poor's and Moody's, evaluate our credit profile on an ongoing basis and have each assigned ratings for our long-term debt. If our credit ratings were to decline, our ability to access certain financial markets may become limited, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
We have significant operating lease obligations and our failure to meet those obligations could adversely affect our financial condition.
We lease many of our manufacturing facilities and certain capital equipment. Our rental expense in 2015 under these operating leases was approximately $15.8 million. A failure to pay our rental obligations would constitute a default allowing the applicable landlord to pursue any remedy available to it under applicable law, which would include taking possession of our property and, in the case of real property, evicting us. These leases are categorized as operating leases and are not considered indebtedness for purposes of our debt instruments.
We may be subject to further unionization and work stoppages at our facilities or our customers may be subject to work stoppages, which could seriously impact the profitability of our business.
As of December 31, 2015, approximately 48% of our work force was unionized under several different unions and bargaining agreements. We are not aware of any present active union organizing drives at any of our other facilities. We cannot predict the impact of any further unionization of our workplace.
Many of our direct or indirect customers have unionized work forces. Strikes, work stoppages or slowdowns experienced by these customers or their suppliers could result in slowdowns or closures of assembly plants where our products are included. In addition, organizations responsible for shipping our customers’ products may be impacted by occasional strikes or other activity. Any interruption in the delivery of our customers’ products could reduce demand for our products and could have a material adverse effect on us.

Our healthcare costs for active employees and future retirees may exceed our projections and may negatively affect our financial results.
Historically, we maintained a range of healthcare benefits for our active employees through TriMas. Healthcare benefits for active employees are provided through comprehensive hospital, surgical and major medical benefit provisions, all of which are subject to various cost-sharing features. If our costs under our benefit programs for active employees exceed our projections, our business and financial results could be materially adversely affected. Additionally, foreign competitors and many domestic competitors provide fewer benefits to their employees, and this difference in cost could adversely impact our competitive position.
A significant portion of our sales is derived from international sources, which exposes us to certain risks which may adversely affect our financial results and impact our ability to service debt.
We have extensive operations outside of the United States. Approximately 28.3% of our net sales for the year ended December 31, 2015 were derived from sales by our subsidiaries located outside of the United States. In addition, we may significantly expand our international operations through internal growth and acquisitions.  International operations, particularly sales to emerging markets and manufacturing in non-U.S. countries, are subject to risks which are not present within U.S. markets, which include, but are not limited to, the following:

▪	volatility of currency exchange between the U.S. dollar and currencies in international markets;

▪
changes in local government regulations and policies including, but not limited to, foreign currency exchange controls or monetary policy, governmental embargoes, repatriation of earnings, expropriation of property, duty or tariff restrictions, investment limitations and tax policies

▪	political and economic instability and disruptions, including labor unrest, civil strife, acts of war, guerrilla activities, insurrection and terrorism;

▪	legislation that regulates the use of chemicals;

▪	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act ("FCPA");

▪	compliance with international trade laws and regulations, including export control and economic sanctions, such as anti-dumping duties;

▪	difficulties in staffing and managing multi-national operations;

▪	limitations on our ability to enforce legal rights and remedies;

▪	tax inefficiencies in repatriating cash flow from non-U.S. subsidiaries that could affect our financial results and reduce our ability to service debt;

▪	reduced protection of intellectual property rights; and

▪	other risks arising out of foreign sovereignty over the areas where our operations are conducted.
In addition, we could be adversely affected by violations of the FCPA and similar worldwide anti-bribery laws as well as export controls and economic sanction laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business.
Our growth strategy may include the impact of acquisitions. If we are unable to identify attractive acquisition candidates, successfully integrate acquired operations or realize the intended benefits of our acquisitions, we may be adversely affected.
We may pursue strategic acquisition opportunities. Any acquisition will likely require integration expenses and actions that could negatively impact our results of operations, some of which we may not be able to fully anticipate beforehand. In addition, attractive acquisition candidates may not be identified and acquired in the future, financing for acquisitions may be unavailable on satisfactory terms and we may be unable to accomplish our strategic objectives in effecting a particular acquisition. We may encounter various risks in acquiring other companies, including the possible inability to integrate an acquired business into our operations, diversion of management’s attention and unanticipated problems or liabilities, some or all of which could materially and adversely affect our business strategy and financial condition and results of operations.

Our acquisition agreements by which we have acquired companies include indemnification provisions that may not fully protect us and may result in unexpected liabilities.
Certain of the agreements related to the acquisition of businesses require indemnification against certain liabilities related to the operations of the company for the previous owner. We cannot be assured that any of these indemnification provisions will fully protect us, and as a result we may incur unexpected liabilities that adversely affect our profitability and financial position.
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
A major failure of our information systems could harm our business.
We depend on integrated information systems to conduct our business. We may experience operating problems with our information systems as a result of system failures, viruses, computer hackers or other causes. Any significant disruption or slowdown of our systems could cause customers to cancel orders or cause standard business processes to become inefficient or ineffective.
Risks Relating to the Spin-off
Our historical consolidated financial information is not necessarily indicative of our future financial condition, results of operations or cash flows nor do they reflect what our financial condition, results of operations or cash flows would have been as an independent public company during the periods presented.
Some of the historical consolidated financial information included in this Annual Report on Form 10-K does not reflect what our financial condition, results of operations or cash flows would have been as an independent public company during all periods presented and is not necessarily indicative of our future financial condition, future results of operations or future cash flows. This is primarily a result of the following factors:

▪
these historical consolidated financial results include allocations of expenses for services historically provided by TriMas, and those allocations may be significantly lower than the comparable expenses we would have incurred as an independent company;

▪
our working capital requirements and capital expenditures historically have been satisfied as a part of TriMas' corporate-wide capital allocation and cash management programs; as a result, our debt structure and cost of debt and other capital may be significantly different from that reflected in our historical consolidated financial statements;

▪
the historical consolidated financial information may not fully reflect the increased costs associated with being an independent public company, including significant changes that have occurred in our cost structure, management, financing arrangements and business operations as a result of our spin-off from TriMas; and

▪
the historical consolidated financial information may not fully reflect the effects of certain liabilities that will be incurred or have been assumed by us and may not fully reflect the effects of certain assets and liabilities that have been retained by TriMas.

We remain subject to continuing contingent liabilities of TriMas following the spin-off.
There are several significant areas where the liabilities of TriMas may yet become our obligations. The separation and distribution agreement and employee matters agreement generally provide that we are responsible for substantially all liabilities that relate to our Cequent Americas and Cequent APEA business activities, whether incurred prior to or after the spin-off, as well as those liabilities of TriMas specifically assumed by us. In addition, under the Internal Revenue Code (the "Code") and the related rules and regulations, each corporation that was a member of the TriMas consolidated tax reporting group during any taxable period or portion of any taxable period ending on or before the completion of the spin-off is jointly and severally liable for the federal income tax liability of the entire TriMas consolidated tax reporting group for that taxable period. In connection with the spin-off, we entered into a tax sharing agreement with TriMas that allocated the responsibility for prior period taxes of the TriMas consolidated tax reporting group between us and TriMas. However, if TriMas is unable to pay any prior period taxes for which it is responsible, we could be required to pay the entire amount of such taxes. Other provisions of federal law establish similar liability for other matters, including laws governing tax-qualified pension plans as well as other contingent liabilities.
Potential liabilities associated with certain assumed obligations under the tax sharing agreement cannot be precisely quantified at this time.
Under the tax sharing agreement with TriMas, we are responsible generally for certain taxes paid after the spin-off attributable to us or any of our subsidiaries, whether accruing before, on or after the spin-off. We have also agreed to be responsible for, and to indemnify TriMas with respect to, all taxes arising as a result of the spin-off (or certain internal restructuring transactions) failing to qualify as transactions under Sections 368(a) and 355 of the Code for U.S. federal income tax purposes (which could result, for example, from a merger or other transaction involving an acquisition of our shares) to the extent such tax liability arises as a result of any breach of any representation, warranty, covenant or other obligation by us or certain affiliates made in connection with the issuance of the tax opinion relating to the spin-off or in the tax sharing agreement. As described above, such tax liability would be calculated as though TriMas (or its affiliate) had sold its shares of common stock of our company in a taxable sale for their fair market value, and TriMas (or its affiliate) would recognize taxable gain in an amount equal to the excess of the fair market value of such shares over its tax basis in such shares. That tax liability could have a material adverse effect on our company.
We may not be able to engage in desirable strategic or equity raising transactions following the spin-off. In addition, under some circumstances, we could be liable for any adverse tax consequences resulting from engaging in significant strategic or capital raising transactions.
Even if the spin-off otherwise qualifies as a tax-free distribution under Section 355 of the Code, the spin-off may result in significant U.S. federal income tax liabilities to TriMas under applicable provisions of the Code if 50% or more of TriMas’ shares or our shares (in each case, by vote or value) are treated as having been acquired, directly or indirectly, by one or more persons (other than the acquisition of our common stock by TriMas stockholders in the spin-off) as part of a plan (or series of related transactions) that includes the spin-off. Under those provisions, any acquisitions of TriMas shares or our shares (or similar acquisitions), or any understanding, arrangement or substantial negotiations regarding an acquisition of TriMas shares or our shares (or similar acquisitions), within two years before or after the spin-off are subject to special scrutiny. The process for determining whether an acquisition triggering those provisions has occurred is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. If a direct or indirect acquisition of TriMas shares or our shares resulted in a change in control as contemplated by those provisions, TriMas (but not its stockholders) would recognize a taxable gain. Under the tax sharing agreement, there are restrictions on our ability to take actions that could cause the separation to fail to qualify as a tax-free distribution, and we will be required to indemnify TriMas against any such tax liabilities attributable to actions taken by or with respect to us or any of our affiliates, or any person that, after the spin-off, is an affiliate thereof. We may be similarly liable if we breach certain other representations or covenants set forth in the tax sharing agreement. As a result of the foregoing, we may be unable to engage in certain strategic or capital raising transactions that our stockholders might consider favorable, including use of Horizon common stock to make acquisitions and equity capital market transactions, or to structure potential transactions in the manner most favorable to us, without adverse tax consequences, if at all.
Potential indemnification liabilities to TriMas pursuant to the separation and distribution agreement could materially and adversely affect our business, financial condition, results of operations and cash flows.
We entered into a separation and distribution agreement with TriMas that provides for, among other things, the principal corporate transactions required to affect the spin-off, certain conditions to the spin-off and provisions governing the relationship between our company and TriMas with respect to and resulting from the spin-off. Among other things, the separation and distribution agreement provides for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist relating to our Cequent business activities, whether incurred prior to or after the spin-off, as well as those obligations of TriMas assumed by us pursuant to the separation and distribution agreement. If we are required to indemnify TriMas under the circumstances set forth in the separation and distribution agreement, we may be subject to substantial liabilities.
In connection with our separation from TriMas, TriMas will indemnify us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that TriMas' ability to satisfy its indemnification obligations will not be impaired in the future.
Pursuant to the separation and distribution agreement, TriMas agreed to indemnify us for certain liabilities. However, third parties could seek to hold us responsible for any of the liabilities that TriMas has agreed to retain, and there can be no assurance that the indemnity from TriMas will be sufficient to protect us against the full amount of such liabilities, or that TriMas will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from TriMas any amounts for which we are held liable, we may be temporarily required to bear these liabilities ourselves. If TriMas is unable to satisfy its indemnification obligations, the underlying liabilities could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Further, TriMas’ insurers may deny coverage to us for liabilities associated with occurrences prior to the spin-off. Even if we ultimately succeed in recovering from such insurance providers, we may be required to temporarily bear such loss of coverage.
Risks Relating to Ownership of Our Common Stock
Our stock price may be subject to significant volatility due to our own results or market trends.
If our revenue, earnings or cash flows in any quarter fail to meet the investment community's expectations, there could be an immediate negative impact on our stock price. Our stock price could also be impacted by broader market trends and world events unrelated to our performance.
Anti-takeover provisions contained in our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt that stockholders may consider favorable.
Our certificate of incorporation and bylaws provisions, as amended and restated in connection with us becoming a public company, may have the effect of delaying, deferring or discouraging a prospective acquiror from making a tender offer for our shares or otherwise attempting to obtain control of us. These provisions, among other things, establish that our board of directors fixes the number of members of the board, divide the board of directors into three classes with staggered terms and establish advance notice requirements for nomination of candidates for election to the board or for proposing matters that can be acted on by stockholders at stockholder meetings. To the extent that these provisions discourage takeover attempts, they could deprive stockholders of opportunities to realize takeover premiums for their shares. Moreover, these provisions could discourage accumulations of large blocks of our common stock, thus depriving stockholders of any advantages that large accumulations of stock might provide.
As a Delaware corporation, we will also be subject to provisions of Delaware law, including Section 203 of the General Corporation Law of the State of Delaware. Section 203 prevents some stockholders holding more than 15% of our voting stock from engaging in certain business combinations unless the business combination or the transaction that resulted in the stockholder becoming an interested stockholder was approved in advance by our board of directors, results in the stockholder holding more than 85% of our voting stock, subject to certain restrictions, or is approved at an annual or special meeting of stockholders by the holders of at least 66 2/3% of our voting stock not held by the stockholder engaging in the transaction.
Any provision of our certificate of incorporation or our bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.
We may issue preferred stock with terms that could dilute the voting power or reduce the value of our common stock.
Our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock respecting dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of our common stock.
We are an "emerging growth company" and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an "emerging growth company" as defined in the Jumpstart our Business Startups Act of 2012 (the "JOBS Act"). For as long as we continue to be an emerging growth company we may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, which includes, among other things:

▪	exemption from the auditor attestation requirements under Section 404 of the Sarbanes-Oxley Act of 2002;

▪	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements;

▪	exemption from the requirements of holding non-binding stockholder votes on executive compensation arrangements; and

▪
exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless the SEC otherwise determines, any future audit rules that may be adopted by the Public Company Accounting Oversight Board.

We could be an emerging growth company until the last day of the fiscal year following the fifth anniversary of the consummation of the spin-off, or until the earliest of (i) the last day of the fiscal year in which we have annual gross revenue of $1 billion or more, (ii) the date on which we have, during the previous three year period, issued more than $1 billion in non-convertible debt or (iii) the date on which we are deemed to be a large accelerated filer under the federal securities laws. We will qualify as a large accelerated filer as of the first day of the first fiscal year after we have (i) more than $700 million in outstanding common equity held by our non-affiliates and (ii) been public for at least 12 months. The value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter.
Under the JOBS Act, emerging growth companies are also permitted to elect to delay adoption of new or revised accounting standards until companies that are not subject to periodic reporting obligations are required to comply, if such accounting standards apply to non-reporting companies. We have made an irrevocable decision to opt out of this extended transition period for complying with new or revised accounting standards.
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
As of December 31, 2015, our operations were conducted through 48 facilities in 12 countries. All of our principal manufacturing facilities are leased. The leases for our manufacturing facilities have initial terms that expire from 2016 through 2023 and are all renewable, at our option, for various terms, provided that we are not in default under the lease agreements. Our corporate headquarters are located in Bloomfield Hills, Michigan under a lease through January 2018. We believe that substantially all of our properties are in generally good condition and there is sufficient capacity to meet current and projected manufacturing, product development and logistics requirements.
The following list identifies, by reportable segment, the location of our principal manufacturing and other facilities as of December 31, 2015:

Cequent Americas	Cequent APEA
United States:
Indiana:
    South Bend
Iowa:
    Fairfield
Michigan:
    Plymouth
       Tekonsha
Ohio:
    Solon
Texas:
     Dallas
     El Paso
     McAllen

International:
Canada:
    Mississauga, Ontario
Mexico:
    Ciudad Juarez
    Reynosa
Brazil:
    Itaquaquecetuba, São Paulo
International: Australia: Keysborough,Victoria Thailand: Chon Buri New Zealand: Manukau City South Africa: Pretoria Germany: Hartha United Kingdom: Deeside

Item 3.    Legal Proceedings
From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. We do not expect any of these claims, individually or in the aggregate, to have a material adverse effect on our consolidated financial position, results of operations or cash flows. Any claims that have been filed against us are properly reflected on our consolidated financial position and results of operations.
Item 4.    Mine Safety Disclosures
Not applicable.
Supplementary Item. Executive Officers of the Company
All executive officers have been employed by us in their current roles since the spin-off. The executive officers of Horizon as of December 31, 2015 are as follows:
A. Mark Zeffiro. Mr. Zeffiro, has served as our President and as a member of our board of directors since our incorporation in January 2015 and was named president and chief executive officer of Horizon in connection with the spin-off. Mr. Zeffiro was named Co-Chairman of our board of directors. While at TriMas, Mr. Zeffiro served as group president of Cequent from January 2015. Mr. Zeffiro served as chief financial officer of TriMas from June 2008 and executive vice president of TriMas from May 2013 until January 2015. Prior to joining TriMas, Mr. Zeffiro held various financial management and business positions with General Electric Company, or ("GE"), a diversified technology and financial services company, and Black and Decker Corporation, or ("Black & Decker"), a global manufacturer of quality power tools and accessories, hardware, home improvement products and fastening systems. From 2004, during Mr. Zeffiro’s four-year tenure with Black & Decker, he was vice president of finance for the global consumer product group and Latin America. In addition, Mr. Zeffiro was directly responsible for and functioned as general manager of Black & Decker’s factory store business unit. From 2003 to 2004, Mr. Zeffiro was chief financial officer of First Quality Enterprises, a private company producing consumer products for the health care market. From 1988 through 2002 he held a series of operational and financial leadership positions with GE, the most recent of which was chief financial officer of their medical imaging manufacturing division.
David Rice. Mr. Rice has served as our Vice President since our incorporation in January 2015 and was named our chief financial officer in connection with the spin-off. Mr. Rice was division finance officer of TriMas’ subsidiary, Cequent Performance Products, Inc., from 2011 to 2015. Prior to 2011, Mr. Rice held various positions within TriMas, including group controller from 2005 to 2009 and vice president, director of corporate audit from 2009 to 2011. Before joining TriMas in 2005, Mr. Rice held divisional controller positions with GKN Sinter Metals, a leading supplier of powdered metal precision components, from 2004 to 2005, and Mueller Industries, Inc., a manufacturer and distributor of copper, brass, aluminum and plastic fittings, valves and related tubular flow control and industrial products, from 1998 to 2004. Mr. Rice held positions of increasing financial leadership at The Woodbridge Group from 1994 to 1998, a company offering urethane and bead foam technologies to the automotive and commercial vehicle industries and other business sectors. Mr. Rice began his career in public accounting with Coopers and Lybrand and brings over 30 years of accounting and financial leadership, mergers and acquisitions and management of international operations.
Jay Goldbaum. Mr. Goldbaum has served as our Vice President and Secretary since our incorporation in January 2015 and was named our legal director and corporate secretary in connection with the spin-off. Mr. Goldbaum was associate general counsel–commercial law with TriMas since January 2014. Mr. Goldbaum joined TriMas in January 2012 and held the position of legal counsel. Before joining TriMas, Mr. Goldbaum was an associate in the corporate and litigation practice groups at the law firm of Jaffe, Raitt, Heuer & Weiss, P.C. from September 2007 to August 2011. Mr. Goldbaum also held the position of chief operating officer at Teal Media, an internet design and communications company from August 2011 to October 2011.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, par value $0.01 per share, is listed for trading on the New York Stock Exchange under the symbol "HZN." As of February 26, 2016, there were 291 holders of record of our common stock.
The high and low sales prices per share of our common stock by quarter, as reported on the New York Stock Exchange through December 31, 2015, are shown below:

	Price range of common stock
	High Price	Low Price
Year ended December 31, 2015
2nd Quarter	$16.25	$15.05
3rd Quarter	$15.75	$8.59
4th Quarter	$11.00	$8.04
Horizon does not intend to declare and pay any dividends on its common stock for the foreseeable future. The Company currently intends to invest its future earnings, if any, to fund its growth, to develop its business, for working capital needs and for general corporate purposes. Any payment of dividends will be at the discretion of Horizon's board of directors and will depend upon various factors then existing, including earnings, financial condition, results of operations, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law, general business conditions and other factors that Horizon's board of directors may deem relevant.

Performance Graph
The following graph provides a comparison of the cumulative shareholder return on the Company's common stock to the returns of the Russell 2000 Index and the average performance of the Company's selected peer group(1) based on total shareholder return from July 1, 2015 (the first day our common stock began regular-way trading on the NYSE) through December 31, 2015. We have assumed that dividends have been reinvested and returns have been weighted-averaged based on market capitalization. The graph assumes that $100 was invested on July 1, 2015 in each of Horizon's common stock, the stocks comprising the Russell 2000 Index and the stocks comprising the peer group.

______________
(1) Includes Ametek Inc., Dorman Products Inc., Drew Industries, Federal Signal Corporation, Fox Factory Holding Corporation, Gentex Corporation, Gentherm Inc., Manitex Internation Inc., Motocar Parts America Inc., Shiloh Industries Inc., Spartan Motors Inc., Standard Motor Products Inc., Stoneridge Inc., Strattec Security Corporation, Superior Industries International Inc., Supreme Industries Inc., Wabash National Corporation and WABCO Holdings Inc.

Item 6.    Selected Financial Data
The consolidated financial statements for periods prior to the spin-off include the historical results of operations, assets and liabilities of the legal entities that are considered to comprise Horizon. Our historical results of operations, financial position, and cash flows presented in the consolidated financial statements for periods prior to the separation may not be indicative of what they would have been had we actually been a separate stand-alone public entity during such periods, nor are they necessarily indicative of our future results of operations, financial position and cash flows.
The following data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our audited financial statements included in Item 8, "Financial Statements and Supplementary Data," within this Annual Report on Form 10-K.

	Year ended December 31,
	2015	2014	2013
	(dollars in thousands, except per share data)
Statement of Income Data:
Net sales	$575,510	$611,780	$588,270
Gross profit	143,040	148,090	125,010
Operating profit	19,570	24,460	5,670
Net income	8,300	15,350	9,780
Net income per share:
Basic	$0.46	$0.85	$0.54
Diluted	0.46	0.85	0.54
Weighted average common shares outstanding:
Basic	18,064,491	18,062,027	18,062,027
Diluted	18,160,852	18,113,416	18,098,645

	As of December 31,
	2015	2014	2013
	(dollars in thousands)
Balance Sheet Data:
Total assets	$331,580	$339,500	$360,680
Current maturities, long-term debt	10,130	460	1,300
Long-term debt	178,610	300	670

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition contains forward-looking statements regarding industry outlook and our expectations regarding the performance of our business. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under the heading "Forward-Looking Statements," at the beginning of this Annual Report on Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
The financial information discussed below and included in this Annual Report on Form 10-K as of December 31, 2015 and for the years ended December 31, 2015 and 2014 may not necessarily reflect what Horizon's financial condition, results of operations or cash flows would have been had Horizon been a stand-alone public entity during this period or what Horizon's financial condition, results of operations and cash flows may be in the future. You should read the following discussion together with Item 8, "Financial Statements and Supplementary Data" within this Annual Report on Form 10-K.
Overview
We are a leading designer, manufacturer and distributor of a wide variety of high-quality, custom-engineered towing, trailering, cargo management and other related accessory products on a global basis, serving the automotive aftermarket, retail and OE markets.
Our business is comprised of two reportable segments: Cequent Americas and Cequent APEA. Cequent Americas has historically operated primarily in North America, and we believe has been a leader in towing and trailering-related products sold through retail, aftermarket and OE channels. Beginning in 2012, we entered the Latin American market, which is in the early stages of its development for automotive accessories, and appears to be following the historical development pattern of the United States and Canadian markets. Cequent APEA focuses its sales and manufacturing efforts outside of the Americas, historically operating primarily in Australia, and we believe has been a leader in towing related products sold through the aftermarket and OE channels. We have expanded our footprint into other areas of New Zealand, Thailand, Europe, the United Kingdom and South Africa, primarily as a result of acquisitions. We are in the early stages of our development in these markets, initially focusing primarily on supporting OE customers.
Over the past four years, we have invested over $50 million for restructuring or other initiatives and capital expenditures, primarily as follows:

▪	Closed and moved production from our former Goshen, Indiana manufacturing facility to a new lower-cost facility in Reynosa, Mexico in 2013, relocating approximately 420 positions;

▪	Relocated the supply chain from the Midwestern United States to localized supply near Reynosa;

▪	As a result of the Goshen manufacturing move, relocated the main U.S. distribution facility from Huntington, Indiana to Dallas, Texas;

▪	Closed and consolidated two former facilities in Australia into one newer facility;

▪	Closed and consolidated two former facilities in Brazil into one facility; and

▪
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
We report shipping and handling expenses associated with our Cequent Americas reportable segment's distribution network as an element of selling, general and administrative expenses in our consolidated statements of income. As such, gross margins for the Cequent Americas reportable segment may not be comparable to those of our Cequent APEA segments, which primarily rely on third-party distributors, for which all costs are included in cost of sales.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our two reportable segments:

	Year ended December 31,
	2015	As a Percentage of Net Sales	2014	As a Percentage of Net Sales	2013	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Cequent Americas	$429,310	74.6%	$446,670	73.0%	$436,650	74.2%
Cequent APEA	146,200	25.4%	165,110	27.0%	151,620	25.8%
Total	$575,510	100.0%	$611,780	100.0%	$588,270	100.0%
Gross Profit
Cequent Americas	$116,290	27.1%	$116,710	26.1%	$94,230	21.6%
Cequent APEA	26,750	18.3%	31,380	19.0%	30,780	20.3%
Total	$143,040	24.9%	$148,090	24.2%	$125,010	21.3%
Selling, General and Administrative
Cequent Americas	$84,190	19.6%	$85,190	19.1%	$86,040	19.7%
Cequent APEA	18,880	12.9%	23,700	14.4%	19,140	12.6%
Corporate	18,280	N/A	14,000	N/A	16,070	N/A
Total	$121,350	21.1%	$122,890	20.1%	$121,250	20.6%
Net Gain/(Loss) on Disposition of Property and Equipment
Cequent Americas	$(1,800)	(0.4)%	$(710)	(0.2)%	$(150)	—%
Cequent APEA	(320)	(0.2)%	(30)	—%	2,060	1.4%
Total	$(2,120)	(0.4)%	$(740)	(0.1)%	$1,910	0.3%
Operating Profit (Loss)
Cequent Americas	$30,300	7.1%	$30,810	6.9%	$8,040	1.8%
Cequent APEA	7,550	5.2%	7,650	4.6%	13,700	9.0%
Corporate	(18,280)	N/A	(14,000)	N/A	(16,070)	N/A
Total	$19,570	3.4%	$24,460	4.0%	$5,670	1.0%
Capital Expenditures
Cequent Americas	$5,970	1.4%	$4,530	1.0%	$5,610	1.3%
Cequent APEA	2,050	1.4%	6,910	4.2%	9,650	6.4%
Corporate	300	N/A	—	N/A	—	N/A
Total	$8,320	1.4%	$11,440	1.9%	$15,260	2.6%
Depreciation and Amortization
Cequent Americas	$10,750	2.5%	$11,410	2.6%	$13,680	3.1%
Cequent APEA	6,200	4.2%	7,520	4.6%	5,770	3.8%
Corporate	130	N/A	—	N/A	—	N/A
Total	$17,080	3.0%	$18,930	3.1%	$19,450	3.3%

Results of Operations
Year Ended December 31, 2015 Compared with Year Ended December 31, 2014
The principal factors impacting us during the year ended December 31, 2015, compared with the year ended December 31, 2014 were:

▪
The impact of foreign currency, as our reported results in U.S. dollars were overall negatively impacted as a result of the stronger U.S. dollar relative to certain foreign currencies, particularly in our Cequent APEA reportable segment;

▪	Our announcement of plans to close our manufacturing facility in Ciudad Juarez along with its distribution warehouse in El Paso, Texas;

▪	Market dynamics surrounding the consolidation activities of our distribution customers; and

▪	Development of our corporate cost structure as an independent public company.
Overall, net sales decreased approximately $36.3 million, or approximately 5.9%, to $575.5 million in 2015, as compared to $611.8 million in 2014. During the year ended December 31, 2015, net sales decreased in both of our reportable segments. Net sales within our Cequent Americas reportable segment were down approximately $20.0 million due to the consolidation of distribution centers of aftermarket channel customers, lower demand from energy and agricultural end market customers within the industrial channel and unfavorable currency exchange. Further, net sales within our Cequent APEA reportable segment decreased by approximately $24.8 million due to unfavorable currency exchange and the loss of an existing OE customer program. These decreases were partially offset by an increase in net sales of $7.2 million primarily due to increases in Cequent America's retail channel and increased OE customer demand and program awards within our Cequent APEA reportable segment.
Gross profit margin (gross profit as a percentage of sales) approximated 24.9% and 24.2% in 2015 and 2014, respectively. The overall increase in gross profit margin relates primarily to lower product and labor input costs and operational efficiencies in our Cequent Americas' Mexican facilities and improvements within our Cequent APEA reportable segment related to higher sales volume in South Africa and improved margins in the United Kingdom. The increases in gross profit margin were partially offset by costs associated with integrating our Cequent Consumer Products and Cequent Performance Products business units, lower sales year-over-year in our higher margin OE and Aftermarket product categories, higher material input costs in our Australia business and costs related to the closure of our facility in Finland.
Operating profit margin (operating profit as a percentage of sales) approximated 3.4% and 4.0% in 2015 and 2014, respectively. Operating profit decreased $4.9 million, or 20.0%, to $19.6 million in 2015 as compared to $24.5 million in 2014, primarily as a result of costs associated with integrating our Cequent Consumer Products and Cequent Performance Product business units, increased legal costs and lower sales levels. The decrease in operating profit margin was partially offset by reductions in compensation costs at both of our reportable segments and a favorable foreign currency impact at certain of our Cequent APEA locations.
Interest expense increased approximately $8.1 million, to $8.8 million in 2015, as compared to $0.7 million in 2014. Our June 30, 2015 launch as a public company was funded through a new Term B Loan (as defined below), while operating funds are provided by a revolving ABL Facility (as defined below).
Other expense, net increased approximately $0.6 million to $3.7 million in 2015, from $3.2 million in 2014, primarily due to higher losses on transactions denominated in foreign currencies within certain of our Cequent APEA locations.
The effective income tax rate for 2015 was (18.2)%, compared to 25.4% for 2014. The decrease was primarily due to the reversal of certain unrecognized tax contingencies, as a result of the expiration of the statute of limitations. Additionally, the overall effective tax rate for the period was reduced by the recognition of tax benefits associated with losses in certain jurisdictions with higher statutory tax rates.
Net income decreased approximately $7.1 million to $8.3 million in 2015, from $15.4 million in 2014. The decrease was primarily the result of a $4.9 million decrease in operating profit, a $8.1 million increase in interest expense and a $0.6 million increase in other expenses, partially offset by a $6.5 million decrease in income tax expense.
See below for a discussion of operating results by reportable segment.

Cequent Americas.    Net sales decreased approximately $17.4 million , or 3.9%, to $429.3 million in 2015, as compared to $446.7 million in 2014, primarily due to year-over-year decreases within our aftermarket and industrial channels partially offset by increases in our retail channel and e-commerce customers. Net sales within our aftermarket channel decreased approximately $8.2 million primarily due to lower demand from our warehouse distributor customers as a result of consolidation of their distribution centers. Net sales within our industrial channel decreased approximately $6.6 million, primarily due to lower demand from our OE and warehouse distributor customers servicing energy and agricultural end markets. Net sales within our automotive OE channel decreased $1.7 million due to unplanned reductions in customer production days, a delayed product launch and lower take rates on automotive accessories with certain existing customers. Offsetting these declines was an increase in our retail channel of approximately $2.6 million. The growth within the retail channel was driven by existing automotive retail, home center and hardware stores, agriculture supply retail centers and e-commerce customers, and broom and brush and towing products roll-outs with home hardware customers, partially offset by $2.3 million of significant customer product roll-outs in 2014 that did not recur in 2015. Net sales were also negatively impacted by approximately $3.5 million of unfavorable currency exchange. Our other market channels remained relatively flat year-over-year.
Cequent Americas' gross profit decreased approximately $0.4 million to $116.3 million, or 27.1% of sales, in 2015, from approximately $116.7 million, or 26.1% of sales, in 2014, primarily due to lower sales levels in part due to distributor consolidation and lower demand within the industrial channel. Gross profit margin was favorably impacted by lower product and labor input costs in our Mexican facilities as a result of the strengthening U.S. dollar in relation to the Mexican peso, as well as operational efficiencies realized in our Mexican manufacturing facilities. Partially offsetting the margin improvements were approximately $4.3 million of costs recorded in 2015 associated with integrating our Cequent Consumer Products and Cequent Performance Products business units and lower sales year-over-year in our higher margin brake controllers in the OE and Aftermarket categories.
Selling, general and administrative expenses decreased approximately $1.0 million to $84.2 million, or 19.6% of sales, in 2015, as compared to $85.2 million, or 19.1% of sales, in 2014. The decrease in 2015 is primarily due to reductions in compensation cost as a result of prior restructuring efforts and actions taken by the company to reduce indirect spending in response to lower sales levels. Offsetting these actions were increases of approximately $1.0 million in higher legal expenses associated with patent defense and ordinary course claims. Also during 2015, we incurred approximately $3.3 million of costs associated with integrating our Cequent Consumer Products and Cequent Performance Product business units.
Cequent Americas' operating profit decreased approximately $0.5 million to $30.3 million, or 7.1% of sales, in 2015, from $30.8 million, or 6.9% of net sales, in 2014, primarily due to lower sales levels and costs associated with integrating our Cequent Consumer Products and Cequent Performance Products divisions. Operating profit margin was positively impacted by operational efficiencies and lower input costs at our Mexican manufacturing facilities. Offsetting the gross margin improvements was approximately $1.1 million of higher disposals of property and equipment, primarily resulting from the write-off of costs associated with the implementation of software determined to be inadequate for the business and $7.6 million of costs associated with integrating our Cequent Consumer Products and Cequent Performance Products business units.
Cequent APEA.    Net sales decreased approximately $18.9 million, or 11.5%, to $146.2 million in 2015, as compared to $165.1 million in 2014. Net sales were negatively impacted by approximately $23.5 million of unfavorable currency exchange. Net sales increased approximately $4.6 million in our South Africa business primarily due to increased demand from an existing OE customer and new program awards. Overall sales increased in our Australia and New Zealand businesses by $0.9 million as new program awards with OE customers outpaced the loss of an existing OE contract and transfer of an OE program to our Thailand business to better serve our customer. Sales decreased in our Thailand business by $1.3 million due to the loss of an existing program with an OE customer that more than offset the transfer from Australia and new program awards. The remaining change in net sales is attributed to our other business units in the Cequent APEA segment which remained relatively flat year-over-year.
Cequent APEA's gross profit decreased approximately $4.6 million to $26.8 million, or 18.3% of net sales in 2015, from approximately $31.4 million, or 19.0% of net sales, in 2014. Gross profit was negatively impacted by approximately $3.9 million of unfavorable foreign currency exchange. Gross profit margin was further adversely impacted by $3.2 million higher material input costs in our Australia business as a result of the weakening Australian dollar and an unfavorable product mix, and costs of approximately $0.8 million in the second quarter related to the closure of our facility in Finland. These adverse impacts were partially offset by improved gross profit and gross profit margin in South Africa as a result of the increased volume noted above, and improved margin in our United Kingdom business driven by lower material input costs.
Cequent APEA's selling, general and administrative expenses decreased approximately $4.8 million to $18.9 million, or 12.9% of sales in 2015, as compared to $23.7 million, or 14.4% of sales in 2014, which is primarily driven by a favorable currency impact of approximately $3.2 million. Reductions in compensation cost and other indirect spending, primarily in our Australian business, as a result of prior cost-saving efforts further contributed to the decline in selling, general and administrative expenses.

Cequent APEA's operating profit decreased approximately $0.1 million to $7.6 million, or 5.2% of sales, in 2015, from $7.7 million, or 4.6% of net sales in 2014, primarily due to currency exchange and $0.3 million higher losses on disposals of property, plant and equipment.
Corporate Expenses.  Corporate expenses included in operating profit increased approximately $4.3 million to $18.3 million for the year ended December 31, 2015, as compared to $14.0 million for the year ended December 31, 2014. For all periods prior to the spin-off, the consolidated financial statements include expense allocations for certain functions provided by our former parent, however, the allocations may not be comparable to the corporate expenses we incurred as a stand-alone company. Corporate expenses included in operating profit in the accompanying consolidated financial statements include amounts that were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue or headcount.

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013
The principal factors impacting us during the year ended December 31, 2014 compared with the year ended December 31, 2013 were:

▪	The impact of our various acquisitions during 2013 (see below for the impact by reportable segment);

▪	Continued economic strength in certain of the markets our businesses serve in 2014 compared to 2013, contributing to increased net sales in each of our reportable segments; and

▪
Manufacturing and distribution footprint consolidation and relocation projects within our Cequent Americas reportable segment, under which we incurred approximately $3.6 million of costs during 2014, as compared to $25.6 million of such costs during 2013.

Overall, net sales increased approximately $23.5 million, or approximately 4.0%, to $611.8 million in 2014, as compared to $588.3 million in 2013. During 2014, net sales increased in both of our reportable segments. Of the sales increase, approximately $28.9 million was due to our recent acquisitions. In addition, sales levels increased between years due to the impact of continued economic strength in certain of our end markets, primarily in our Cequent Americas reportable segment, our expansion in international markets, primarily in our Cequent APEA reportable segment and our new product introductions and related growth, primarily in our Cequent Americas reportable segment. These sales increases were partially offset by approximately $7.2 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies, primarily in our Cequent APEA reportable segment.
Gross profit margin (gross profit as a percentage of sales) approximated 24.2% and 21.3% in 2014 and 2013, respectively. The gross profit margin in our Cequent Americas reportable segment increased as compared to 2013, due to approximately $19.9 million of charges associated with our manufacturing facility footprint consolidation and relocation projects recorded during 2013 that did not repeat in 2014. Gross profit also increased due to continued productivity and cost reductions primarily in our Cequent Americas reportable segments. The increases in gross profit margin were partially offset by a less favorable product sales mix, primarily in our Cequent APEA reportable segment and increased freight costs in our Cequent Americas reportable segment. In addition, we continue to experience an overall less favorable product sales mix related to our recent acquisitions, as the acquired businesses tend to have lower margins than our historical businesses, plus we incur purchase accounting charges and integration costs in the first several quarters of ownership.
Operating profit margin (operating profit as a percentage of sales) approximated 4.0% and 1.0% in 2014 and 2013, respectively. Operating profit increased $18.8 million, or 331.4%, to $24.5 million in 2014 as compared to $5.7 million in 2013, primarily as a result of a decrease in costs incurred associated with our manufacturing facility footprint consolidation and relocation projects in our Cequent Americas reportable segment, continued productivity and cost reduction efforts primarily in our Cequent Americas reportable segment and higher sales levels. The increase in operating profit margin was partially offset by a less favorable product sales mix, primarily in our Cequent APEA reportable segment as a result of the newly acquired companies comprising a larger percentage of sales and having lower margins than our legacy businesses. In addition, our operating profit margin decreased due to a $2.1 million gain recognized within our Cequent APEA reportable segment on the sale of a facility in Australia during 2013, that did not recur in 2014.
Interest expense decreased approximately $0.1 million, to $0.7 million in 2014, as compared to $0.8 million in 2013 primarily due to lower gross borrowings on our debt facilities.

Other expense, net increased approximately $4.4 million to $3.2 million of other expense in 2014, from $1.2 million of other income in 2013. The decrease was primarily related to a bargain purchase gain of approximately $2.8 million on the acquisition of certain towing technology and business assets of AL-KO GmbH within our Cequent APEA reportable segment during 2013 that did not repeat, a reduction of certain indemnification assets related to uncertain tax liabilities and higher losses on transactions denominated in foreign currencies in 2014 compared to 2013.
The effective income tax rate for 2014 was 25.4% compared to (61.1)% for 2013. During 2014, we reported domestic and foreign pre-tax income of approximately $5.2 million and $15.4 million, respectively, and recognized tax benefits of approximately $0.8 million directly attributable to certain tax credits and tax holidays. In addition, we incurred tax charges of approximately $3.0 million during 2014 directly attributable to increases in valuation allowances on certain deferred tax assets including foreign tax operating loss carryforwards, change in uncertain tax positions related to the accrual of interest and foreign withholding taxes. In 2013, we reported a domestic pre-tax loss of approximately $13.9 million and foreign pre-tax income of approximately $20.0 million. The overall effective tax rate was impacted by the income mix and recognized tax benefits of approximately $2.7 million attributable to certain tax credits and tax holidays. We also incurred tax charges of approximately $1.8 million during 2013 directly attributable to valuation allowances on certain deferred tax assets including foreign tax operating loss carryyforwards, change in uncertain tax positions related to the accrual of interest and foreign withholding taxes.
Net income increased approximately $5.6 million to $15.4 million in 2014, from $9.8 million in 2013, primarily due to the increase in sales and decrease in other expenses during the same period.
See below for a discussion of operating results by reportable segment.
Cequent Americas. Net sales increased approximately $10.0 million, or 2.3%, to $446.7 million in 2014, as compared to $436.7 million in 2013, primarily due to year-over-year increases within our aftermarket and retail channels. Net sales within our aftermarket channel increased approximately $7.9 million, primarily due to our Brazilian operations, which generated approximately $6.9 million of incremental net sales within our aftermarket channel during the year ended December 31, 2014. Net sales within our retail channel increased approximately $3.1 million, primarily due to increased demand from existing customers for towing accessories and ramp products, higher sales of our broom and brush product line, and growth in internet sales. These increases were partially offset by a decrease of approximately $1.4 million in our industrial channel due to supply constraints of manufactured and sourced product during the peak selling season.
Cequent Americas' gross profit increased approximately $22.5 million to $116.7 million, or 26.1% of sales, in 2014, from approximately $94.2 million, or 21.6% of sales, in 2013, with the most significant driver being the closure of our Goshen, Indiana manufacturing facility and the relocation of the production therefrom to our lower cost country facilities, for which we recorded approximately $21.1 million in charges during 2013 that did not recur in 2014. Additionally, gross profit increased due to continued productivity projects, primarily from labor and overhead savings of approximately $5.6 million resulting from the move from Goshen to our lower cost country facilities, and approximately $1.0 million generated on our broom and brush product line as compared to the year ended December 31, 2013. The increases in gross profit dollars and margin were partially offset by approximately $2.0 million of costs recognized during the year ended December 31, 2014, primarily related to higher freight costs due to split shipments resulting from our footprint consolidation changes.
Selling, general and administrative expenses decreased approximately $0.9 million to $85.2 million, or 19.1% of sales, in 2014, as compared to $86.0 million, or 19.7% of sales, in 2013, primarily due to approximately $3.1 million of costs incurred during 2013 related to the relocation of production from our Goshen facility to lower cost country facilities that did not recur in 2014. The decrease was partially offset by approximately $0.8 million in incremental selling costs in 2014 incurred on single orders being shipped from multiple or less proximate distribution centers to the customer due to inventory quantity dislocation in connection with the reorganization of our distribution footprint following the closure of our Goshen facility. In addition, we experienced approximately $0.9 million of on-going higher transportation costs related to crossing the U.S. - Mexican border as a result of the move to our lower cost country facilities, which were expected to partially offset the labor savings from the facility move. Additionally, we incurred approximately $0.7 million higher sales promotion expenses within our aftermarket channel and higher sales commissions as a result of increased sales.
Cequent Americas' operating profit increased approximately $22.8 million to $30.8 million, or 6.9% of sales, in 2014, from $8.0 million, or 1.8% of net sales, in 2013, due to higher sales levels, costs incurred during 2013 in connection with the footprint consolidation and relocation project that did not recur and productivity projects, including labor savings in our lower cost country facilities.

Cequent APEA.    Net sales increased approximately $13.5 million, or 8.9%, to $165.1 million in 2014, as compared to $151.6 million in 2013. Net sales increased approximately $22.6 million as a result of the incremental sales associated with the acquisitions of C.P. Witter Limited ("Witter"), in April 2013, and the towing technology and associated assets of AL-KO, in July 2013. In addition, sales increased approximately $5.2 million in our South Africa and New Zealand businesses due to both additional market share gains and new product introductions. The increase was partially offset by lower sales of approximately $5.8 million in Thailand related to the loss of an OEM product line contract, a decline in sales of approximately $2.3 million in Australia primarily related to general economic conditions resulting in reduced consumer and business confidence and the unfavorable impact of currency exchange of approximately $6.0 million, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Cequent APEA's gross profit increased approximately $0.6 million to $31.4 million, or 19.0% of net sales in 2014, from approximately $30.8 million, or 20.3% of net sales, in 2013. Gross profit increased approximately $0.7 million primarily due to higher sales levels, partially offset by a less favorable product and regional sales mix, as sales growth in the recently acquired European business and the growth initiatives in the retail and industrial channel yield lower margins than the legacy business. Additionally, gross profit increased approximately $1.2 million due to the impact of purchase accounting-related adjustments recorded during 2013 related to the step-up in value and subsequent amortization of inventory in connection with our European acquisitions that did not recur. The increase in gross profit was partially offset by a decrease of approximately $1.3 million due to the impact of foreign currency as a result of the stronger U.S. dollar relative to foreign currencies.
Cequent APEA's selling, general and administrative expenses increased approximately $4.6 million to $23.7 million, or 14.4% of sales in 2014, as compared to $19.1 million, or 12.6% of sales in 2013, primarily in support of our growth initiatives, including approximately $5.0 million of incremental ongoing selling, general, and administrative costs related to the acquired European businesses, offset by a decline of approximately $1.1 million of legal and professional fees associated with consummating the aforementioned acquisitions in the prior year.
Cequent APEA's operating profit decreased approximately $6.1 million to $7.7 million, or 4.6% of sales, in 2014, from $13.7 million, or 9.0% of net sales in 2013, as the higher operating profit generated by the increased sales from acquisitions was more than offset by the impact of a $2.1 million gain on the sale of a facility in Australia in 2013 as well as less favorable product mix and higher selling, general and administrative expenses incurred during the year.
Corporate Expenses.   Corporate expenses included in operating profit decreased approximately $2.1 million to $14.0 million, for the year ended December 31, 2014 as compared to $16.1 million, for the year ended December 31, 2013. For all periods prior to the spin-off, the consolidated financial statements include expense allocations for certain functions provided by our former parent, however, the allocations may not be comparable to the corporate expenses we incurred as a stand-alone company. Corporate expenses included in operating profit in the accompanying consolidated financial statements include amounts that were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue or headcount.
Liquidity and Capital Resources
Our capital and working capital requirements are funded through a combination of cash flows from operations, cash on hand and borrowings under our asset-based revolving credit facility ("ABL Facility"). We utilize intercompany loans and equity contributions to fund our worldwide operations. As of December 31, 2015 and 2014, there was $10.5 million and $5.7 million, respectively, of cash held at foreign subsidiaries. There may be country specific regulations which may restrict or result in increased costs in the repatriation of these funds. See Note 9. “Long-term Debt" included in Item 8, "Financial Statements and Supplementary Data," within this Annual Report on Form 10-K.
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

Cash Flows - Operating Activities
Cash provided by operating activities in 2015 was approximately $26.9 million, as compared to $28.0 million in 2014. In 2015, the Company generated $26.4 million in cash flows, based on the reported net income of $8.3 million and after considering the effects of non-cash items related to losses on dispositions of property and equipment, depreciation, amortization, stock compensation, changes in deferred income taxes, amortization of original issuance discount and debt issuance costs, and other, net. In 2014, the Company generated $35.5 million based on the reported net income of $15.4 million and after considering the effects of similar non-cash items.
Changes in operating assets and liabilities generated approximately $0.5 million of cash in 2015, compared to a use of cash of approximately $7.5 million in 2014. Increases in accounts receivable resulted of a use of cash of $5.5 million and $3.9 million in 2015 and 2014, respectively. The increase in 2015 was due to the timing of sales and payments received, as a larger portion of sales were in December in 2015 compared to 2014. The increase in 2014 compared to 2013 was due to a year over year increase in sales. Changes in accounts payable and accrued liabilities resulted in a net source of cash of approximately $5.9 million in 2015, as compared to a use of cash of approximately $4.4 million in 2014. The 2015 source of cash was driven by the timing of payments of accounts payable and accrued liabilities. In 2014, the net use of cash was a result of $2.2 million in lower compensation accruals and approximately $2.2 million in lower restructuring accruals related to the closure of our Goshen, Indiana manufacturing facility in 2013.
Cash Flows - Investing Activities
Net cash used for investing activities in 2015 was approximately $6.8 million, as compared to $11.1 million in 2014. During 2015, we invested approximately $8.3 million in capital expenditures, as we have continued our investment in growth, capacity and productivity-related capital projects. Cash received from the disposition of assets was approximately $1.5 million in 2015, primarily from the sale of our business in Finland. During 2014, we incurred approximately $11.4 million in capital expenditures. Cash received from the disposition of assets was approximately $0.3 million. We anticipate that we will spend approximately $15.0 million on capital expenditures in 2016.
Cash Flows - Financing Activities
Net cash used for financing activities in 2015 was approximately $0.9 million, as compared to $19.1 million in 2014. During 2015, we entered into credit agreements in connection with the spin-off and received proceeds, net of repayments and transaction costs of $187.8 million from our Term B Loan, and used cash to pay transaction costs of $2.3 million related to our ABL Facility. We also had net transfers from our former parent of $27.6 million. These proceeds were primarily used to pay a distribution to our former parent company upon spin-off of $214.5 million. During 2014, cash used for financing activities was primarily related to net transfers to and from our former parent.
Our Debt and Other Commitments
We and certain of our subsidiaries are party to an asset-based revolving credit facility ("ABL Facility"), that provides for $99 million of funding on a revolving basis, as well as a term loan ("Term B Loan") under which we borrowed an aggregate amount of $200 million. The ABL Facility matures in June 2020 and bears interest on outstanding balances at variable rates as outlined in the credit agreement, while the Term B Loan matures in June 2021 and bears interest at variable rates in accordance with the credit agreement. Refer to Note 9, "Long-term Debt," in Item 8, "Financial Statements and Supplementary Data," included within this Annual Report report on Form 10-K for additional information.
At December 31, 2015 there was no balance outstanding on the ABL Facility and $195 million was outstanding on the Term B Loan bearing interest at 7.00%.
The agreements governing the ABL Facility and Term B Loan contain various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including restrictions on incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The ABL Facility does not include any financial maintenance covenants other than a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing twelve-month basis, which will be tested only upon the occurrence of an event of default or certain other conditions as specified in the agreement. The Term B Loan contains a financial maintenance covenant which requires us to maintain a net leverage ratio not exceeding, through the fiscal quarter ending September 30, 2016, 5.25 to 1.00; through the fiscal quarter ending September 30, 2017, 5.00 to 1.00; through the fiscal quarter ending September 30, 2018, 4.75 to 1.00; and thereafter, 4.50 to 1.00. At December 31, 2015, we were in compliance with our financial covenants contained in the ABL Facility and the Term B Loan, respectively.

Our Australian subsidiary is party to a facility agreement consisting of an approximately $10.9 million revolving trade finance facility, which matures on March 31, 2016, was subject to interest at the Bank Bill Swap rate plus 1.9% and was secured by substantially all the assets of the subsidiary. As the facility matured during the period and was subsequently fully paid, no amounts were outstanding under the agreement at December 31, 2015, as well as December 31, 2014. Borrowings under this arrangement are also subject to financial and reporting covenants. Financial covenants include a working capital coverage ratio (working capital over total debt), a minimum tangible net worth calculation (total assets plus subordinated debt, less liabilities, intangible assets and goodwill) and an interest coverage ratio (EBIT over gross interest cost). We were in compliance with such covenants for all periods presented.
We are subject to variable interest rates on our Term B Loan and ABL Facility. At December 31, 2015, 1-Month LIBOR and 3-Month LIBOR approximated 0.43% and 0.61%, respectively.
Principal payments required under the agreement governing the Term B Loan are $2.5 million due each calendar quarter beginning September 2015, with the remaining principal due on maturity, June 30, 2021. Commencing with the fiscal year ending December 31, 2016, and for each fiscal year thereafter, we may also be required to make prepayments of outstanding term loans under the Term B Loan in an amount equal to 50.0% of our excess cash flow for such fiscal year, as defined, subject to adjustments based on our leverage ratio and optional prepayments of term loans and certain other indebtedness.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases and annual rent expense related thereto approximated $15.8 million for the year ended December 31, 2015. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.
The following is a reconciliation of net income, as reported, which is a U.S. GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our credit agreement, for the year ended December 31, 2015. We present Consolidated Bank EBITDA to show our performance under our financial covenants.

Year ended December 31, 2015
(dollars in thousands)
Net income	$8,300
Bank stipulated adjustments:
Interest expense, net (as defined)	8,810
Income tax benefit	(1,280)
Depreciation and amortization	17,080
Non-cash compensation expense(1)	2,530
Other non-cash expenses or losses	11,350
Non-recurring expenses or costs (as defined)(2)	5,000
Interest-equivalent costs associated with any Specified Vendor Receivables Financing	900
Consolidated Bank EBITDA, as defined	$52,690

December 31, 2015
(dollars in thousands)
Total Consolidated Indebtedness	$175,760
Consolidated Bank EBITDA, as defined	52,690
Actual leverage ratio	3.34 x
Covenant requirement	5.25 x
______________
(1) Non-cash compensation expenses resulting from the grant of restricted shares of common stock and common stock options. Includes amounts allocated by former parent company.
(2) Under our credit agreement, costs and expenses related to cost savings projects, including restructuring and severance expenses, are not to exceed $5 million in any fiscal year and $15 million in aggregate, commencing on or after January 1, 2015.
Refer to Note 9, "Long-term Debt," in Item 8, "Financial Statements and Supplementary Data," included within this Annual Report on Form 10-K for additional information.

Contractual Obligations
Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under operating and capital lease agreements and interest obligations on our term loans.
The following table summarizes our contractual obligations over various future periods related to these items as of December 31, 2015.

	Payments Due by Periods
	Total	Less than One Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(dollars in thousands)
Contractual cash obligations:
Long-term debt	$195,000	$10,000	$20,000	$20,000	$145,000
Lease obligations	63,200	13,680	25,240	15,500	8,780
Interest obligations	65,890	13,610	25,010	22,210	5,060
Deferred purchase price and contingent consideration	7,670	1,060	3,150	3,460	—
Total contractual obligations	$331,760	$38,350	$73,400	$61,170	$158,840
Interest on our ABL Facility is based on either (i) the Base Rate (as defined per the credit agreement, the "Base Rate") plus the Applicable Margin (as defined per the credit agreement "Applicable Margin"), or (ii) the London Interbank Offered Rate ("LIBOR") plus the Applicable Margin. As of December 31, 2015, we had $99 million available, subject to a borrowing base calculation, under our ABL Facility. As of December 31, 2015, there were no amounts outstanding on the ABL Facility. Interest on our Term B Loan is based, at our discretion, on either (i) the Base Rate plus 5% per annum, or (ii) LIBOR plus 6% per annum. We had $195.0 million aggregate principal amount outstanding bearing interest at 7.00% at December 31, 2015 on our Term B Loan. These rates were used to estimate our future interest obligations with respect to the long-term debt included in the table below.
We may be required to prepay a portion of our Term B Loan in an amount equal to 50.0% of our excess cash flow, as defined in the credit agreement, which such percentage is based on our leverage ratio, as defined. No amounts have been included in the contractual obligations table as a reasonable estimate cannot be determined.
As of December 31, 2015, we are contingently liable for standby letters of credit totaling $6.4 million issued on our behalf by financial institutions under our credit agreement. These letters of credit are used for a variety of purposes, including to support certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims.
The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing and amount of cash flows from future tax settlements cannot be determined. For additional information, refer to Note 17, "Income Taxes," included in Item 8, "Financial Statements and Supplementary Data," within this Annual Report on Form 10-K.
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On April 30, 2015, Moody's assigned a rating of B2 to our then proposed Term B Loan, as presented in Note 9, "Long-term Debt" included in Item 8, "Financial Statements and Supplementary Data" within this Annual Report on Form 10-K. Moody's also assigned a Ba2 to our corporate family rating and established our outlook as stable. On April 30, 2015, Standard & Poor's assigned a B corporate credit rating to our then proposed Term B Loan. Standard & Poor's also assigned our outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.

Outlook
We believe the macroeconomic environment in 2016 will continue to present various challenges for many of our businesses, most notably due to the recent strengthening of the U.S. dollar relative to foreign currencies and little or no general economic growth. Additionally, while we believe that the continued consolidation in aftermarket distribution presents long-term opportunities for us given our strong brand positions, portfolio of product offerings, and existing customer relationships, our results of operations may be impacted by the closure and consolidation of customer warehouses in the short term, as we experienced during 2015.
We attempt to mitigate the challenging external factors by executing productivity projects across our businesses which we believe will drive future margin expansion, including leveraging recent investments in our low-cost manufacturing footprint, global customer relationships and global manufacturing and distribution capabilities. We believe these initiatives will carry through 2016 and beyond and enhance our margins and business portfolio over time.
Our strategic priorities are to improve margins, reduce our leverage, and drive top line growth.
Impact of New Accounting Standards
See Note 2, "New Accounting Pronouncements," included in Item 8, "Financial Statements and Supplementary Data," within this Annual Report on Form 10-K.
Critical Accounting Estimates
The following discussion of accounting policies is intended to supplement the accounting policies presented in Note 3, "Summary of Significant Accounting Policies" included in Item 8, "Financial Statements and Supplementary Data," within this Annual Report on Form 10-K. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, our evaluation of business and macroeconomic trends, and information from other outside sources, as appropriate.
Revenue Recognition. Revenue is recognized when there is evidence of a sale, delivery has occurred or services have been rendered, the sales price is fixed or determinable and the collectability of receivables is reasonably assured. Net sales is comprised of gross revenues less estimates of expected returns, trade discounts and customer allowances, which include incentives such as cooperative advertising agreements, volume discounts and other supply agreements in connection with various programs. Such deductions are recorded during the period the related revenue is recognized.
Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts to reflect management’s best estimate of probable credit losses inherent in our accounts receivable balances. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the allowances for doubtful accounts and, therefore, net income. The level of the allowance is based on quantitative and qualitative factors including historical loss experience, delinquency trends, economic conditions and customer credit risk. We perform detailed reviews of our accounts receivable portfolio on at least a quarterly basis to assess the adequacy of the allowance. Over the past two years, the allowance for doubtful accounts has approximated 4.5% to 4.8% of gross accounts receivable. We do not believe that significant credit risk exists due to our diverse customer base.
Impairment of Long-Lived Assets and Definite-Lived Intangible Assets.    We review, on at least a quarterly basis, the financial performance of each business unit for indicators of impairment. In reviewing for impairment indicators, we also consider events or changes in circumstances such as business prospects, customer retention, market trends, potential product obsolescence, competitive activities and other economic factors. An impairment loss is recognized when the carrying value of an asset group exceeds the future net undiscounted cash flows expected to be generated by that asset group. The impairment loss recognized is the amount by which the carrying value of the asset group exceeds its fair value.
Impairment of Goodwill and Indefinite-Lived Intangibles.    We assess goodwill and indefinite-lived intangible assets for impairment at the reporting unit level on an annual basis as of October 1, after the annual forecasting process is complete. More frequent evaluations may be required if we experience changes in our business climate or as a result of other triggering events that take place. If the carrying value exceeds fair value, the asset is considered impaired and is reduced to fair value.
Sales Related Accruals.    Net sales is comprised of gross revenues less estimates of expected returns, trade discounts and customer allowances, which include incentives for items such as cooperative advertising agreements, volume discounts and other supply agreements in connection with various customer programs. On at least a quarterly basis, we perform detailed reviews of our sales related accruals by evaluating specific customer contractual commitments, assessing current incentive programs and other relevant information in order to assess the adequacy of the reserve. Reductions to revenue and estimated accruals are recorded in the period in which revenue is recognized.
Income Taxes.    We compute income taxes using the asset and liability method, whereby deferred income taxes using current enacted tax rates are provided for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities and for operating loss and tax credit carryforwards. We determine valuation allowances based on an assessment of positive and negative evidence on a jurisdiction-by-jurisdiction basis and record a valuation allowance to reduce deferred tax assets to the amount more likely than not to be realized. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We record interest and penalties related to unrecognized tax benefits in income tax expense.
Self-insurance.   TriMas was generally self-insured for losses and liabilities related to workers’ compensation, health and welfare claims and comprehensive general, product and vehicle liability. Liabilities associated with the risks are estimated by considering historical claims experience and other actuarial assumptions. Horizon has historically, indirectly as a component of TriMas, participated in these self-insurance plans and has been allocated a portion of the related expenses and liabilities for the periods presented prior to the spin-off. Following the spin-off, we continued to participate in TriMas' health and welfare plan and reimbursed them for claims paid on our behalf. We instituted self-insurance plans for losses and liabilities related to workers' compensation and comprehensive general, product and vehicle liability. Reserves for claims losses, including an estimate of related litigation defense costs, are recorded based upon the Company's estimates of the aggregate liability for claims incurred using actuarial assumptions about future events. Changes in assumptions for factors such as actual experience could cause these estimates to change.
Emerging Growth Company
The JOBS Act establishes a class of company called an "emerging growth company," which generally is a company whose initial public offering was completed after December 8, 2011 and had total annual gross revenues of less than $1 billion during its most recently completed fiscal year. We currently qualify as an emerging growth company.
As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting requirements that are not available to public reporting companies that do not qualify for this classification, including without limitation the following:

▪
An emerging growth company is exempt from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and financial statements, commonly known as an "auditor discussion and analysis."

▪	An emerging growth company is not required to hold a nonbinding advisory stockholder vote on executive compensation or any golden parachute payments not previously approved by stockholders.

▪
An emerging growth company is not required to comply with the requirement of auditor attestation of management’s assessment of internal control over financial reporting, which is required for other public reporting companies by Section 404 of the Sarbanes-Oxley Act.

▪
An emerging growth company is eligible for reduced disclosure obligations regarding executive compensation in its periodic and annual reports, including without limitation exemption from the requirement to provide a compensation discussion and analysis describing compensation practices and procedures.

▪
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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to market risk associated with fluctuations in interest rates, commodity prices, insurable risks due to property damage, employee and liability claims, and other uncertainties in the financial and credit markets, which may impact demand for our products.
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
We use derivative financial instruments to manage our currency risks. We are also subject to interest risk as it relates to long-term debt, for which we may prospectively employ derivative instruments such as interest rate swaps to mitigate the risk of variable interest rates. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 9, "Long-term Debt," and Note 10, "Derivative Instruments," included in Item 8, "Financial Statements and Supplementary Data," within this Annual Report on Form 10-K for additional information.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Horizon Global Corporation
Bloomfield Hills, MI

We have audited the accompanying consolidated balance sheets of Horizon Global Corporation and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), cash flows, and shareholders' equity for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Horizon Global Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, prior to June 30, 2015, the accompanying consolidated financial statements have been prepared from the separate records maintained by TriMas Corporation and may not necessarily be indicative of the financial condition, or results of operations and cash flows that would have existed had the Company been operated as a stand-alone company during the periods prior to June 30, 2015 presented. For the period subsequent June 30, 2015, the consolidated financial statements are derived from the historical accounting records of Horizon Global Corporation on a stand-alone basis.

/s/ Deloitte & Touche LLP

Detroit, Michigan
March 1, 2016

Horizon Global Corporation
Consolidated Balance Sheets
(Dollars in thousands)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$23,520	$5,720
Receivables, net	63,050	63,840
Inventories	119,470	123,530
Prepaid expenses and other current assets	5,120	5,690
Total current assets	211,160	198,780
Property and equipment, net	45,890	55,180
Goodwill	4,410	6,580
Other intangibles, net	56,020	66,510
Deferred income taxes	4,500	2,200
Other assets	9,600	10,250
Total assets	$331,580	$339,500
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$10,130	$460
Accounts payable	78,540	81,980
Accrued liabilities	39,820	37,940
Total current liabilities	128,490	120,380
Long-term debt	178,610	300
Deferred income taxes	2,910	4,640
Other long-term liabilities	19,570	25,990
Total liabilities	329,580	151,310
Commitments and contingent liabilities	—	—
Preferred stock $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 18,131,865 shares at December 31, 2015 and no shares at December 31, 2014	180	—
Paid-in capital	1,260	—
Parent company investment	—	180,800
Accumulated deficit	(1,910)	—
Accumulated other comprehensive income	2,470	7,390
Total shareholders' equity	2,000	188,190
Total liabilities and shareholders' equity	$331,580	$339,500

The accompanying notes are an integral part of these financial statements.

Horizon Global Corporation
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Year ended December 31,
	2015	2014	2013
Net sales	$575,510	$611,780	$588,270
Cost of sales	(432,470)	(463,690)	(463,260)
Gross profit	143,040	148,090	125,010
Selling, general and administrative expenses	(121,350)	(122,890)	(121,250)
Net gain (loss) on dispositions of property and equipment	(2,120)	(740)	1,910
Operating profit	19,570	24,460	5,670
Other income (expense), net:
Interest expense	(8,810)	(720)	(820)
Other income (expense), net	(3,740)	(3,150)	1,220
Other income (expense), net	(12,550)	(3,870)	400
Income before income tax	7,020	20,590	6,070
Income tax benefit (expense)	1,280	(5,240)	3,710
Net income	$8,300	$15,350	$9,780
Net income per share:
Basic	$0.46	$0.85	$0.54
Diluted	$0.46	$0.85	$0.54
Weighted average common shares outstanding:
Basic	18,064,491	18,062,027	18,062,027
Diluted	18,160,852	18,113,416	18,098,645

The accompanying notes are an integral part of these financial statements.

Horizon Global Corporation
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	Year ended December 31,
	2015	2014	2013
Net income	$8,300	$15,350	$9,780
Other comprehensive loss, net of tax:
Foreign currency translation	(9,510)	(7,240)	(5,960)
Derivative instruments (Note 15)	(640)	(70)	—
Total other comprehensive loss	(10,150)	(7,310)	(5,960)
Total comprehensive income (loss)	$(1,850)	$8,040	$3,820

The accompanying notes are an integral part of these financial statements.

Horizon Global Corporation
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$8,300	$15,350	$9,780
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition impact:
(Gain) loss on dispositions of property and equipment	2,120	740	(1,910)
Bargain purchase gain	—	—	(2,880)
Depreciation	9,740	11,380	11,970
Amortization of intangible assets	7,340	7,550	7,480
Amortization of original issuance discount and debt issuance costs	830	—	—
Deferred income taxes	(4,920)	(2,720)	(4,460)
Non-cash compensation expense	2,530	2,660	3,600
Increase in receivables	(5,460)	(3,940)	(13,980)
Increase in inventories	(30)	(210)	(7,820)
(Increase) decrease in prepaid expenses and other assets	140	1,080	(70)
Increase (decrease) in accounts payable and accrued liabilities	5,870	(4,440)	13,320
Other, net	450	560	(1,080)
Net cash provided by operating activities	26,910	28,010	13,950
Cash Flows from Investing Activities:
Capital expenditures	(8,320)	(11,440)	(15,260)
Acquisition of businesses, net of cash acquired	—	—	(21,000)
Net proceeds from disposition of property and equipment	1,510	330	4,380
Net cash used for investing activities	(6,810)	(11,110)	(31,880)
Cash Flows from Financing Activities:
Proceeds from borrowing on credit facilities	119,340	175,560	192,790
Repayments of borrowings on credit facilities	(118,890)	(175,900)	(195,080)
Proceeds from Term B Loan, net of issuance costs	192,820	—	—
Repayments of borrowings on Term B Loan	(5,000)	—	—
Proceeds from ABL Facility, net of issuance costs	57,120	—	—
Repayments of borrowings on ABL Facility	(59,430)	—	—
Cash dividend paid to former parent	(214,500)	—	—
Net transfers (to) from former parent	27,630	(18,720)	24,320
Net cash provided by (used for) financing activities	(910)	(19,060)	22,030
Effect of exchange rate changes on cash	(1,390)	—	—
Cash and Cash Equivalents:
Increase (decrease) for the year	17,800	(2,160)	4,100
At beginning of year	5,720	7,880	3,780
At end of year	$23,520	$5,720	$7,880
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,870	$590	$700
The accompanying notes are an integral part of these financial statements.

Horizon Global Corporation
Consolidated Statements of Shareholders' Equity
(Dollars in thousands)

	Common Stock	Paid-in Capital	Parent Company Investment	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2012	$—	$—	$143,810	$—	$20,660	$164,470
Net income	—	—	9,780	—	—	9,780
Other comprehensive loss	—	—	—	—	(5,960)	(5,960)
Net transfers from former parent	—	—	27,920	—	—	27,920
Balances at December 31, 2013	$—	$—	$181,510	$—	$14,700	$196,210
Net income	—	—	15,350	—	—	15,350
Other comprehensive loss	—	—	—	—	(7,310)	(7,310)
Net transfers to former parent	—	—	(16,060)	—	—	(16,060)
Balances at December 31, 2014	$—	$—	$180,800	$—	$7,390	$188,190
Net income	—	—	3,680	4,620	—	8,300
Other comprehensive loss	—	—	—	—	(10,150)	(10,150)
Issuance of common stock	180	—	(180)	—	—	—
Net transfers from former parent	—	—	23,670	—	5,230	28,900
Cash dividend paid to former parent	—	—	(214,500)	—	—	(214,500)
Non-cash compensation expense	—	1,260	—	—	—	1,260
Reclassification of net parent investment to accumulated deficit	—	—	6,530	(6,530)	—	—
Balances at December 31, 2015	$180	$1,260	$—	$(1,910)	$2,470	$2,000

The accompanying notes are an integral part of these financial statements.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
On June 30, 2015, Horizon Global Corporation ("Horizon," "Horizon Global" or the "Company") became an independent company as a result of the distribution by TriMas Corporation ("TriMas" or "former parent") of 100 percent of the outstanding common shares of Horizon Global to TriMas shareholders (the "spin-off"). Each TriMas shareholder of record as of the close of business on June 25, 2015 (the "Record Date") received two Horizon Global common shares for every five TriMas common shares held as of the Record Date. The spin-off was completed on June 30, 2015 and was structured to be tax-free to both TriMas and Horizon Global shareholders.
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
Horizon is a global designer, manufacturer and distributor of a wide variety of high quality, custom-engineered towing, trailering, cargo management and other related accessories. These products are designed to support original equipment manufacturers ("OEMs"), original equipment suppliers, aftermarket and retail customers within the agricultural, automotive, construction, horse/livestock, industrial, marine, military, recreational, trailer and utility markets. The Company groups its operating segments into reportable segments by the region in which sales and manufacturing efforts are focused. The Company's reportable segments are Cequent Americas and Cequent APEA. See Note 16, "Segment Information," for further information on each of the Company's reportable segments.
The accompanying consolidated financial statements for periods prior to the separation are derived from TriMas' historical accounting records on a carve-out basis. For the period subsequent to the separation, the consolidated financial statements are derived from the historical accounting records of Horizon on a stand-alone basis. As such, the consolidated statement of income, consolidated statement of comprehensive income (loss) and consolidated statement of cash flows for the year ended December 31, 2015 consist of the consolidated results of Horizon on a stand-alone basis for the six months ended December 31, 2015, and the consolidated results of operations of Horizon as historically managed under TriMas, on a carve-out basis, for the six months ended June 30, 2015. The consolidated financial statements as of December 31, 2014 consist entirely of the results of Horizon as historically managed under TriMas, on a carve-out basis.
For periods prior to the separation, the consolidated financial statements include expense allocations for certain functions provided by our former parent; however, the allocations may not reflect the expenses the Company would have incurred as an independent, publicly traded company for the periods presented. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue or headcount. The Company believes these allocations were made on a consistent basis and are reasonable. Subsequent to the spin-off, these functions are performed using internal resources or purchased services, some of which may be provided by our former parent as a part of a transition services agreement.
The consolidated financial statements also include certain assets and liabilities that have historically been held at the TriMas corporate level. These assets and liabilities were transferred to the Company as of the date of the spin-off through specific identification and allocation where necessary. Transactions historically treated as intercompany between the Company and our former parent have been included in these consolidated financial statements and were considered effectively settled for cash at the time the transaction was recorded.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. New Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, "Balance Sheet Classification of Deferred Taxes," which requires companies to present deferred income tax assets and deferred income tax liabilities as non-current in a classified balance sheet instead of the current requirement to separate them into current and non-current amounts. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. The Company early adopted ASU 2015-17 effective December 31, 2015 on a retrospective basis. The impact of this ASU on our consolidated balance sheets as of December 31, 2015 includes a reclassification of current deferred tax assets to non-current deferred tax assets of $2.6 million and non-current deferred tax liabilities of $3.7 million. The impact on our consolidated balance sheets as of December 31, 2014 includes a reclassification of current deferred tax assets to non-current deferred tax assets of $0.5 million and non-current deferred tax liabilities of $4.3 million. Other than these reclassifications, the adoption of ASU 2015-17 did not have a significant impact on our financial position, results of operations or cash flows.
In August 2015, the FASB issued ASU 2015-15, "Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." This ASU adds paragraphs pursuant to the Securities and Exchange Commission's ("SEC") Staff Announcement at the June 18, 2015 Emerging Issues Task Force ("EITF") meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. ASU 2015-15 states that given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit. The Company has historically recorded and will continue to record, debt issuance costs as an asset and subsequently amortize the deferred costs over the term of the line-of-credit, with there being no impact on previously issued financial statements.
In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," ("ASU 2015-11"). ASU 2015-11 provides that inventory not measured using the last-in, first out ("LIFO") or retail inventory methods should be measured at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory. For public business entities, the amendment is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendment should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is in the process of assessing the impact of the adoption of ASC 2015-11 on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," ("ASU 2015-03"). ASU 2015-03 provides an amendment to the accounting guidance related to the presentation of debt issuance costs and is effective for fiscal years beginning after December 15, 2015 with early adoption allowed. This guidance is applied retrospectively to all prior periods. Under the new guidance, debt issuance costs related to term loan borrowings are presented as a direct reduction from the related debt liability rather than as an asset. The Company adopted ASU 2015-03 in June 2015, which resulted in a direct reduction from our Term B Loan of $3.2 million, of which $2.9 million remained unamortized as of December 31, 2015. There was no effect on previously issued financial statements.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09"). ASU 2014-09 requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 was originally effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016; however, in August 2015, the FASB approved a one-year deferral of the effective date through the issuance of ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date." The Company is in the process of assessing the impact of the adoption of ASU 2014-09 on its consolidated financial statements.
3. Summary of Significant Accounting Policies
Principles of Consolidation.  The consolidated financial statements include the assets, liabilities, revenues and expenses related to Horizon Global as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013. All intercompany accounts and transactions within Horizon have been eliminated in the preparation of the consolidated financial statements. Transactions historically treated as intercompany between the Company and our former parent have been included in these consolidated financial statements and were considered effectively settled for cash at the time the transaction was recorded. The

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

net effect of these transactions is reflected in the consolidated statements of cash flows as a financing activity and in the consolidated balance sheets as parent company investment.
Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill and other intangibles, valuation allowances for receivables, inventories and deferred income tax assets, valuation of derivatives, estimated future unrecoverable lease costs, estimated unrecognized tax benefits, legal and product liability matters, assets and obligations related to employee benefits and allocated expenses, liabilities and assets from TriMas and the respective allocation methods. Actual results may differ from such estimates and assumptions.
Cash and Cash Equivalents.  The Company considers cash on hand and on deposit and investments in all highly liquid debt instruments with initial maturities of three months or less to be cash and cash equivalents.
Receivables.  Receivables are presented net of allowances for doubtful accounts of approximately $3.0 million and $3.2 million at December 31, 2015 and 2014, respectively. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts based upon the Company's best estimate of probable losses inherent in the accounts receivable balances. The Company does not believe that significant credit risk exists due to its diverse customer base.
Inventories.  Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method. Direct materials, direct labor and allocations of variable and fixed manufacturing-related overhead are included in inventory cost.
Property and Equipment.  Property and equipment additions, including significant improvements, are recorded at cost. Upon retirement or disposal of property and equipment, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in the accompanying statement of income. Repair and maintenance costs are charged to expense as incurred.
Depreciation and Amortization.  Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: building and land/building improvements 10 to 40 years, and machinery and equipment, 3 to 15 years. Customer relationship intangibles are amortized over periods ranging from 5 to 25 years, while technology and other intangibles are amortized over periods ranging from 3 to 15 years. Capitalized debt issuance costs are amortized over the underlying terms of the related debt.
Impairment of Long-Lived Assets and Definite-Lived Intangible Assets.  The Company reviews, on at least a quarterly basis, the financial performance of each business unit for indicators of impairment. In reviewing for impairment indicators, the Company also considers events or changes in circumstances such as business prospects, customer retention, market trends, potential product obsolescence, competitive activities and other economic factors. An impairment loss is recognized when the carrying value of an asset group exceeds the future net undiscounted cash flows expected to be generated by that asset group. The impairment loss recognized is the amount by which the carrying value of the asset group exceeds its fair value.
Goodwill.  Goodwill relating to a single business reporting unit is included as an asset of the applicable segment. Goodwill arising from major acquisitions that involve multiple reportable segments is allocated to the reporting units based on the relative fair value of the reporting unit. The Company determines its reporting units at the individual operating segment level, or one level below, when there is discrete financial information available that is regularly reviewed by segment management for evaluating operating results. For purposes of the Company's 2015 goodwill impairment test, the Company had three reporting units within its two reportable segments, one of which had goodwill.
Goodwill is reviewed by the Company for impairment on a reporting unit basis annually on October 1st or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The testing of goodwill for possible impairment is a two-step process. In the first step, the fair value of a reporting unit is compared with its carrying value, including goodwill. If fair value exceeds the carrying value, goodwill is not considered to be impaired. If the fair value of a reporting unit is below the carrying value, then step two is performed to measure the amount of the goodwill impairment loss for the reporting unit. This analysis requires the determination of the fair value of all of the individual assets and liabilities of the reporting unit, as if the reporting unit had been purchased on the analysis date.
The Company estimates the fair value of each of its reporting units utilizing a weighting of the income approach and the market approach. The fair value under the income approach is calculated as the present value of estimated cash flows discounted using a risk-free market rate adjusted for a market participant's view of similar companies and perceived risks in cash flows. The fair value

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

under the market approach is calculated using market multiples for peer groups applied to the operating results of the reporting units to determine fair value. The implied fair value of goodwill is then determined by subtracting the fair value of all identifiable net assets other than goodwill from the fair value of the reporting units, with an impairment charge recorded for the excess, if any, of the carrying amount of goodwill over the implied fair value. The impairment test performed on October 1, 2015, indicated the fair value of the reporting unit containing goodwill was in excess of the related carrying value of the net assets.
Indefinite-Lived Intangibles. The Company assesses indefinite-lived intangible assets, primarily trademarks and trade names, for impairment on an annual basis by reviewing relevant quantitative factors. More frequent evaluations may be required if the Company experiences changes in its business climate or as a result of other triggering events that take place.
Indefinite-lived assets are tested for impairment by comparing the fair value of each intangible asset with its carrying value. The value of indefinite-lived assets are based on the present value of projected cash flows using an income approach. If the carrying value exceeds fair value, the intangible asset is considered impaired and is reduced to fair value.
Self-insurance.  Horizon has historically, indirectly as a component of TriMas, participated in TriMas' self-insurance plans and has been allocated a portion of the related expenses and liabilities for the periods presented prior to the spin-off. TriMas was generally self-insured for losses and liabilities related to workers’ compensation, health and welfare claims and comprehensive general, product and vehicle liability. Liabilities associated with the risks were estimated by considering historical claims experience and other actuarial assumptions. Following the spin-off, we continued to participate in TriMas' health and welfare plan and reimbursed them for claims paid on our behalf. We instituted self-insurance plans for losses and liabilities related to workers' compensation and comprehensive general, product and vehicle liability. We are generally responsible for up to $0.5 million per occurrence under our retention program for workers' compensation and $1.0 million per occurrence under our comprehensive general, product and vehicle liability plan. Reserves for claims losses, including an estimate of related litigation defense costs, are recorded based upon the Company's estimates of the aggregate liability for claims incurred using actuarial assumptions about future events. Changes in assumptions for factors such as actual experience could cause these estimates to change.
Revenue Recognition.  Revenues from product sales are recognized when products are shipped or provided to customers, the customer takes ownership and assumes risk of loss, the sales price is fixed and determinable and collectability is reasonably assured. Net sales is comprised of gross revenues less estimates of expected returns, trade discounts and customer allowances, which include incentives such as cooperative advertising agreements, volume discounts and other supply agreements in connection with various programs. Such deductions are recorded during the period the related revenue is recognized.
Cost of Sales.  Cost of sales includes material, labor and overhead costs incurred in the manufacture of products sold in the period. Material costs include raw material, purchased components, outside processing and inbound freight costs. Overhead costs consist of variable and fixed manufacturing costs, wages and fringe benefits, and purchasing, receiving and inspection costs.
Selling, General and Administrative Expenses.  Selling, general and administrative expenses include the following: costs related to the advertising, sale, marketing and distribution of the Company’s products, shipping and handling costs, amortization of customer intangible assets, costs of finance, human resources, legal functions, executive management costs and other administrative expenses.
Research and Development Costs. Research and development ("R&D") costs are expensed as incurred. R&D expenses were approximately $0.7 million, $0.9 million and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively, and are included in cost of sales in the accompanying statement of income.
Shipping and Handling Expenses.  Freight costs are included in cost of sales. Shipping and handling expenses, including those of Cequent Americas’ distribution network, are included in selling, general and administrative expenses in the accompanying statement of income. Shipping and handling costs were $4.3 million, $5.4 million and $4.6 million for each of the years ended December 31, 2015, 2014 and 2013, respectively.
Advertising and Sales Promotion Costs.  Advertising and sales promotion costs are expensed as incurred. Advertising costs were approximately $7.8 million, $8.8 million and $8.2 million for the years ended December 31, 2015, 2014 and 2013, respectively, and are included in selling, general and administrative expenses in the accompanying statement of income.
Income Taxes.  For the purposes of the consolidated financial statements as of and for the six months ended June 30, 2015, the Company’s income tax expense and deferred income tax balances have been estimated as if the Company filed income tax returns on a stand-alone basis separate from former parent. As a stand-alone entity, deferred income taxes and effective tax rates may differ from those in the historical periods.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following the spin-off, the Company computes income taxes using the asset and liability method, whereby deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities and for operating loss and tax credit carryforwards. Under the method, changes in tax rates and laws are recognized in income in the period such changes are enacted. Valuation allowances are determined based on an assessment of positive and negative evidence on a jurisdiction-by-jurisdiction basis and are utilized to reduce deferred tax assets to the amount more likely than not to be realized. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits within income tax expense. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.
The provision for federal, foreign, and state and local income taxes is calculated on income before income taxes based on current tax law and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provision differs from the amounts currently payable because certain items of income and expense are recognized in different reporting periods for financial reporting purposes than for income tax purposes.
Foreign Currency Translation.  The financial statements of subsidiaries located outside of the United States are measured using the currency of the primary economic environment in which they operate as the functional currency. When translating into U.S. dollars, income and expense items are translated at average monthly exchange rates and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Translation adjustments resulting from translating the functional currency into U.S. dollars are deferred as a component of accumulated other comprehensive income in the statement of shareholders' equity. Net foreign currency transaction losses were approximately $1.4 million, $0.3 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively, and are included in other expense, net in the accompanying statement of income.
Derivative Financial Instruments.  The Company records all derivative financial instruments at fair value on the balance sheet as either assets or liabilities, and changes in their fair values are immediately recognized in earnings if the derivatives do not qualify as effective hedges. If a derivative is designated as a fair value hedge, then changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged item. If a derivative is designated as a cash flow hedge, then the effective portion of the changes in the fair value of the derivative is recognized as a component of other comprehensive income until the underlying hedged item is recognized in earnings or the forecasted transaction is no longer probable of occurring. When the underlying hedged transaction is realized or the hedged transaction is no longer probable, the gain or loss included in accumulated other comprehensive loss is recorded in earnings and reflected in the consolidated statements of net income through cost of sales.
The Company formally documents hedging relationships for all derivative transactions and the underlying hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions.
Fair Value of Financial Instruments.  In accounting for and disclosing the fair value of these instruments, the Company uses the following hierarchy:

▪	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;

▪	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and

▪	Level 3 inputs are unobservable inputs for the asset or liability.
Valuation of the Company's foreign currency forward contracts are based on the income approach, which uses observable inputs such as forward currency exchange rates. The carrying value of financial instruments reported in the balance sheet for current assets and current liabilities approximates fair value due to the short maturity of these instruments
The Company's term loan traded at 99.0% of par value as of December 31, 2015. The valuation of the term loan was determined based on Level 2 inputs under the fair value hierarchy, as defined.
Business Combinations. The Company records assets acquired and liabilities assumed from acquisitions at fair value. The fair value of working capital accounts generally approximate book value. The valuation of inventory, property, plant and equipment, and intangible assets require significant assumptions. Inventory is recorded based on the estimated selling price less costs to sell, including completion, disposal and holding period costs with a reasonable profit margin. Property, plant and equipment is recorded at fair value using a combination of both the cost and market approaches for both the real and personal property acquired. Under

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the cost approach, consideration is given to the amount required to construct or purchase a new asset of equal value at current prices, with adjustments in value for physical deterioration, as well as functional and economic obsolescence. Under the market approach, recent transactions for similar types of assets are used as the basis for estimating fair value. For trademark/trade names and technology and other intangible assets, the estimated fair value is based on projected discounted future net cash flows using the relief-from-royalty method. For customer relationship intangible assets, the estimated fair value is based on projected discounted future cash flows using the excess earnings method. The relief-from-royalty and excess earnings method are both income approaches that utilize key assumptions such as forecasts of revenue and expenses over an extended period of time, royalty rate percentages, tax rates, and estimated costs of debt and equity capital to discount the projected cash flows.
Earnings Per Share.  Basic earnings per share ("EPS") is computed based upon the weighted average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock-based awards during each period presented, which, if exercised, earned, or converted, would have a dilutive effect on earnings per share. On June 30, 2015, 18,062,027 shares of our common stock were distributed to TriMas shareholders of record to complete the spin-off from TriMas. For comparative purposes we have used weighted average shares of 18,062,027 to calculate basic EPS for all periods prior to the spin-off. Dilutive earnings per share are calculated to give effect to stock options and restricted shares outstanding during each period.
Environmental Obligations.  The Company is subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges and chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment and compliance with environmental permits. To date, costs of complying with environmental, health and safety requirements have not been material; however, the Company cannot quantify with certainty the potential impact of future compliance efforts and environmental remediation actions.
While the Company must comply with existing and pending climate change legislation, regulation and international treaties or accords, current laws and regulations have not had a material impact on the Company’s business, capital expenditures or financial position. Future events, including those relating to climate change or greenhouse gas regulation could require the Company to incur expenses related to the modification or curtailment of operations, installation of pollution control equipment or investigation and cleanup of contaminated sites.
Ordinary Course Claims.    The Company is subject to claims and litigation in the ordinary course of business, but does not believe that any such claim or litigation is likely to have a material adverse effect on its financial position and results of operations or cash flows.
Stock-based Compensation.  The Company measures stock-based compensation expense at fair value as of the grant date in accordance with U.S. GAAP and recognizes such expenses over the vesting period of the stock-based employee awards, net of estimated forfeitures. Stock options are issued with an exercise price equal to the opening market price of Horizon common shares on the date of grant. The fair value of stock options is determined using a Black-Scholes option pricing model, which incorporates assumptions regarding the expected volatility, expected option life, risk-free interest rate and expected dividend yield. In addition, the Company periodically updates its estimate of attainment for each restricted share with a performance factor based on current and forecasted results, reflecting the change from prior estimate, if any, in current period compensation expense.
Other Comprehensive Income.  The Company refers to other comprehensive income as revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income but are excluded from net earnings as these amounts are recorded directly as an adjustment to accumulated deficit. Other comprehensive income is comprised of foreign currency translation adjustments and changes in unrealized gains and losses on forward currency contracts.
Parent Company Investment.    Parent company investment in the consolidated balance sheets represents TriMas’ historical investment in Horizon, accumulated net earnings after taxes and the net effect of the transactions with and allocations from TriMas.
4. Facility Closures
Ciudad Juarez, Mexico and El Paso, Texas facilities
In July 2015, the Company announced plans to close its manufacturing facility in Ciudad Juarez, Mexico along with its distribution warehouse in El Paso, Texas. The Company plans to complete the move and vacate the Juarez, Mexico and El Paso, Texas sites by April 30, 2016. The Company is party to lease agreements for these facilities for which it has non-cancellable future rental

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

obligations of approximately $4.6 million, for which the Company will establish accruals upon exit of the facilities, net of estimated recoveries. The lease agreements expire in 2019 and 2020, respectively. Most of the manufacturing is being relocated to the Company's existing facilities in Reynosa, Mexico. The distribution operations are moving to a new warehouse facility, also in Reynosa, Mexico.
During the year ended December 31, 2015, the Company recorded charges, primarily for severance benefits for its approximately 214 hourly workers to be involuntarily terminated. These charges were approximately $0.9 million, of which $0.8 million is included in cost of sales and approximately $0.1 million is included in selling, general and administrative expenses. Also, during the three months ended December 31, 2015, the Company recorded charges, primarily related to severance benefits for approximately 47 salaried employees to be involuntarily terminated as part of the closure of approximately $0.9 million, of which approximately $0.7 million is included in cost of sales and approximately $0.2 million is included in selling, general and administrative expenses. Through December 31, 2015, the Company paid approximately $0.2 million of the total hourly and salaried severance benefits, with the remainder expected to be paid by mid-2016.
In addition, during the year ended December 31, 2015, the Company incurred $0.1 million of pre-tax non-cash charges related to accelerated depreciation expense as a result of shortening the expected lives on certain machinery, equipment and leasehold improvement assets that the Company will no longer utilize following the facility closure.
Goshen, Indiana facility
In November 2012, the Company announced plans to close its manufacturing facility in Goshen, Indiana, moving production to lower-cost manufacturing facilities during 2013. The Company completed the move and ceased operations in Goshen during the fourth quarter of 2013. During 2013, the Company recorded charges, primarily for severance benefits for its approximately 350 union hourly workers to be involuntarily terminated, of approximately $4.0 million. As of December 31, 2014, the hourly and salary benefits had been fully paid, with approximately $1.1 million being paid during the year ended December 31, 2014.
5. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill, which is specific to the Cequent Americas reportable segment, for the years ended December 31, 2015 and 2014 are as follows:

	Cequent	Cequent
	Americas	APEA	Total
	(dollars in thousands)
Balance, December 31, 2013	$7,180	$—	$7,180
Foreign currency translation	(600)	—	(600)
Balance, December 31, 2014	$6,580	$—	$6,580
Foreign currency translation	(2,170)	—	(2,170)
Balance, December 31, 2015	$4,410	$—	$4,410

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Intangible Assets
The gross carrying amounts and accumulated amortization of the Company's other intangibles as of December 31, 2015 and 2014 are summarized below. The Company amortizes these assets over periods ranging from 3 to 25 years.

	As of December 31, 2015		As of December 31, 2014
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships, 5 - 12 years	$32,550	$(26,880)	$34,170	$(26,190)
Customer relationships, 15 - 25 years	105,380	(78,180)	105,380	(72,250)
Total customer relationships	137,930	(105,060)	139,550	(98,440)
Technology and other, 3 - 15 years	14,480	(14,060)	14,600	(13,910)
Total finite-lived intangible assets	152,410	(119,120)	154,150	(112,350)
Trademark/Trade names	22,730	—	24,710	—
Total other intangible assets	$175,140	$(119,120)	$178,860	$(112,350)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of income is summarized as follows:

	Year ended December 31,
	2015	2014	2013
	(dollars in thousands)
Technology and other, included in cost of sales	$190	$280	$410
Customer relationships, included in selling, general and administrative expenses	7,150	7,270	7,070
Total amortization expense	$7,340	$7,550	$7,480
Estimated amortization expense for the next five fiscal years beginning after December 31, 2015 is as follows:

Year ended December 31,	Estimated Amortization Expense
(dollars in thousands)
2016	$7,740
2017	$7,220
2018	$4,150
2019	$3,700
2020	$3,610

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Inventories
Inventories consist of the following components:

	December 31, 2015	December 31, 2014
	(dollars in thousands)
Finished goods	$83,870	$89,550
Work in process	7,080	6,810
Raw materials	28,520	27,170
Total inventories	$119,470	$123,530
7. Property and Equipment, Net
Property and equipment consists of the following components:

	December 31, 2015	December 31, 2014
	(dollars in thousands)
Land and land improvements	$—	$290
Buildings	8,330	9,250
Machinery and equipment	95,860	118,460
	104,190	128,000
Less: Accumulated depreciation	58,300	72,820
Property and equipment, net	$45,890	$55,180
Depreciation expense as included in the accompanying consolidated statement of income is as follows:

	Year ended December 31,
	2015	2014	2013
	(dollars in thousands)
Depreciation expense, included in cost of sales	$8,210	$9,580	$10,190
Depreciation expense, included in selling, general and administrative expense	1,530	1,800	1,780
Total depreciation expense	$9,740	$11,380	$11,970
8. Accrued Liabilities
As of December 31, 2015 and 2014, accrued wages and bonus were approximately $9.6 million and $8.7 million, respectively. No other classification of accrued liabilities exceeded 5% of current liabilities as of December 31, 2015 and 2014.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other long-term liabilities consist of the following components:

	December 31, 2015	December 31, 2014
	(dollars in thousands)
Unrecognized tax benefits and related penalties and interest	$7,210	$10,590
Deferred purchase price and contingent consideration	4,580	7,710
Other	7,780	7,690
Total accrued liabilities	$19,570	$25,990
9. Long-term Debt
The Company's long-term debt consists of the following:

	December 31, 2015	December 31, 2014
	(dollars in thousands)
Term B Loan	$188,520	$—
Bank facilities	—	140
Capital leases and other long-term debt	220	620
	188,740	760
Less: Current maturities, long-term debt	10,130	460
Long-term debt	$178,610	$300
ABL Facility
On December 22, 2015, the Company entered into an amended and restated loan agreement among the Company, Cequent Performance Products, Inc. ("Cequent Performance"), Cequent Consumer Products, Inc. ("Cequent Consumer"), Cequent UK Limited, Cequent Towing Products of Canada Ltd., certain other subsidiaries of the Company party thereto as guarantors, the lenders party thereto and Bank of America, N.A., as agent for the lenders (the "ABL Loan Agreement"), under which the lenders party thereto agreed to provide the Company and certain of its subsidiaries with a committed asset-based revolving credit facility (the "ABL Facility") providing for revolving loans up to an aggregate principal amount of $99.0 million.
The ABL Loan Agreement provides for the increase of the U.S. sub-facility from an aggregate principal amount of $85.0 million to up to $94.0 million (subject to availability under a U.S.-specific borrowing base) (the "U.S. Facility"), and the establishment of two new sub-facilities, (i) a Canadian sub-facility, in an aggregate principal amount of up to $2.0 million (subject to availability under a Canadian-specific borrowing base) (the "Canadian Facility") and (ii) a U.K. sub-facility in an aggregate principal amount of up to $3.0 million (subject to availability under a U.K.-specific borrowing base) (the "U.K. Facility"). The ABL Facility also includes a $20.0 million letter of credit sub-facility, which matures on June 30, 2020.
Borrowings under the ABL Facility bear interest, at the Company's election, at either (i) the Base Rate (as defined per the credit agreement, the "Base Rate") plus the Applicable Margin (as defined per the credit agreement "Applicable Margin"), or (ii) the London Interbank Offered Rate ("LIBOR") plus the Applicable Margin.
The Company incurs fees with respect to the ABL Facility, including (i) an unused line fee of 0.25% times the amount by which the revolver commitments exceed the average daily revolver usage during any month, (ii) facility fees equal to the applicable margin in effect for LIBOR revolving loans, as defined per the credit agreement, times the average daily stated amount of letters of credit, (iii) a fronting fee equal to 0.125% per annum on the stated amount of each letter of credit and (iv) customary administrative fees.
All of the indebtedness of the U.S. Facility is and will be guaranteed by the Company's existing and future material domestic subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors. In connection with the ABL Loan Agreement, Cequent Performance and certain other subsidiaries of the Company party to the ABL Loan Agreement entered into a foreign facility guarantee and collateral agreement (the "Foreign Collateral Agreement") in order to secure and

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

guarantee the obligation under the Canadian Facility and the U.K. Facility. Under the Foreign Collateral Agreement, Cequent Performance and the other subsidiaries of the Company party thereto granted a lien on certain of their assets to Bank of America, N.A., as the agent for the lenders and other secured parties under the Canadian Facility and U.K. Facility.
The ABL Loan Agreement contains customary negative covenants, and does not include any financial maintenance covenants other than a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing twelve-month basis, which will be tested only upon the occurrence of an event of default or certain other conditions as specified in the agreement. At December 31, 2015, the Company was in compliance with its financial covenants contained in the ABL Facility.
Debt issuance costs of approximately $2.3 million were incurred in connection with the entry into and amendment of the ABL Facility. These debt issuance costs will be amortized into interest expense over the contractual term of the loan. The Company recognized $0.1 million related to the amortization of debt issuance costs during the year ended December 31, 2015, which is included in the accompanying consolidated statements of income. As of December 31, 2015, there were $2.2 million of unamortized debt issuance costs included in other assets in the accompanying consolidated balance sheet.
As of December 31, 2015, there were no amounts outstanding under the ABL facility. Total letters of credit issued at December 31, 2015 were $6.4 million. Subject to borrowing base availability, the Company had $92.6 million in available funds from the ABL facility as of December 31, 2015.
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
Borrowings under the Term B Loan bear interest, at the Company's election, at either (i) the Base Rate plus 5% per annum, or (ii) LIBOR plus 6% per annum. Principal payments required under the Term B Loan are $2.5 million due each calendar quarter beginning September 2015. Commencing with the fiscal year ending December 31, 2016, and for each fiscal year thereafter, the Company will also be required to make prepayments of outstanding amounts under the Term B Loan in an amount equal to 50.0% of the Company's excess cash flow for such fiscal year, as defined in the Term B Loan, subject to adjustments based on the Company's leverage ratio and optional prepayments of term loans and certain other indebtedness.
All of the indebtedness under the Term B Loan is and will be guaranteed by the Company's existing and future material domestic subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors. The Term B Loan contains customary negative covenants, and also contains a financial maintenance covenant which requires the Company to maintain a net leverage ratio not exceeding, through the fiscal quarter ending September 30, 2016, 5.25 to 1.00; through the fiscal quarter ending September 30, 2017, 5.00 to 1.00; through the fiscal quarter ending September 30, 2018, 4.75 to 1.00; and thereafter, 4.50 to 1.00. At December 31, 2015, the Company was in compliance with its financial covenants as described in the Term B Loan.
Debt issuance costs of approximately $3.2 million were incurred in connection with the Term B Loan, along with the original issue discount of $4.0 million. Both the debt issuance costs and the original issue discount will be amortized into interest expense over the life of the Term B Loan. The Company recognized $0.7 million related to the amortization of debt issuance costs and original issue discount during the year ended December 31, 2015, which is included in the accompanying consolidated statements of income. As of December 31, 2015, the Company had an aggregate principal amount of $195.0 million outstanding under the Term B Loan bearing interest at 7.00%, and had $6.5 million of unamortized debt issuance costs and original issue discount, all of which are recorded as a reduction of the debt balance on the Company's consolidated balance sheet.
As of December 31, 2015, the Company's Term B Loan traded at approximately 99.0% of par value. The valuation of the Term B Loan was determined based on Level 2 inputs under the fair value hierarchy, as defined in Note 3, "Summary of Significant Accounting Polices."

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Bank facilities
In Australia, the Company's subsidiary is party to a revolving debt facility with a borrowing capacity of approximately $10.9 million, which matures on March 31, 2016, is subject to interest at a bank-specified rate plus 1.90% and is secured by substantially all the assets of the subsidiary. No amounts were outstanding as of December 31, 2015 and December 31, 2014 under this agreement.
In May 2014, the Company's Dutch subsidiary entered into a credit agreement consisting of a $12.5 million uncommitted working capital facility which matured on May 29, 2015. This facility was subject to interest at LIBOR plus 2.75% per annum and was guaranteed by TriMas. In addition, this Dutch subsidiary was subject to an overdraft facility in conjunction with the uncommitted working capital facility up to $1.0 million, subject to interest at U.S. dollar prime rate plus 0.75%. This facility matured in May 2015 and accordingly no balances were outstanding at December 31, 2015. As of December 31, 2014, $0.1 million was outstanding on this facility.
Long-term Debt Maturities
Future maturities of the face value of long-term debt at December 31, 2015 are as follows (in thousands):

2016	$10,000
2017	10,000
2018	10,000
2019	10,000
2020	10,000
Thereafter	145,000
Total	$195,000
10. Derivative Instruments
Foreign Currency Exchange Rate Risk
As of December 31, 2015, the Company was party to forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $29.5 million. The Company uses foreign currency forward contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain payments for contract manufacturing in its lower-cost manufacturing facilities. The foreign currency forward contracts hedge currency exposure between the Mexican peso and the U.S. dollar, the Thai baht and the Australian dollar and the U.S. dollar and the Australian dollar and mature at specified monthly settlement dates through December 2016. At inception, the Company designated the foreign currency forward contracts as cash flow hedges. Upon purchase of certain inventories the Company de-designates the foreign currency forward contract.
Financial Statement Presentation
As of December 31, 2015 and 2014, the fair value carrying amount of the Company's derivative instruments are recorded as follows:

		Asset / (Liability) Derivatives
	Balance Sheet Caption	December 31, 2015	December 31, 2014
		(dollars in thousands)
Derivatives designated as hedging instruments
Foreign currency forward contracts	Accrued liabilities	$(800)	$(150)
Total derivatives designated as hedging instruments		(800)	(150)
Derivatives de-designated as hedging instruments
Foreign currency forward contracts	Other assets	30	—
Foreign currency forward contracts	Accrued liabilities	(190)	—
Total derivatives de-designated as hedging instruments		(160)	—
Total derivatives		$(960)	$(150)

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the loss recognized in accumulated other comprehensive income ("AOCI") and the amounts reclassified from AOCI into earnings as of December 31, 2015 and 2014, and for the years ended December 31, 2015, 2014 and 2013.

	Amount of Loss Recognized in AOCI on Derivative (Effective Portion, net of tax)		Location of Income (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Income (Loss) Reclassified from AOCI into Earnings
	As of December 31,			Year ended December 31,
	2015	2014		2015	2014	2013
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Foreign currency forward contracts	$(710)	$(70)	Cost of sales	$(590)	$170	$—
Over the next 12 months, the Company expects to reclassify approximately $0.8 million of pre-tax deferred losses from AOCI to cost of sales as inventory purchases are settled.
De-designated Derivatives
The gain or loss resulting from the change in fair value on de-designated derivative forward contracts is reported within cost of sales on the Company's consolidated statements of income. The loss on de-designated derivatives amounted to $0.1 million for the year ended December 31, 2015. There were no de-designated derivatives during the years ended December 31, 2014 and 2013.
Fair Value Measurements
The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's foreign currency forward contracts use observable inputs such as forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014 are shown below.

	Frequency	Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
December 31, 2015
Foreign currency forward contracts	Recurring	$(960)	$—	$(960)	$—
December 31, 2014
Foreign currency forward contracts	Recurring	$(150)	$—	$(150)	$—
11. Leases
The Company leases certain equipment and facilities under non-cancelable operating leases. Rental expense for the Company totaled approximately $15.8 million in 2015, $15.1 million in 2014 and $15.1 million in 2013.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Minimum payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2015 are summarized below (in thousands):

2016	$13,550
2017	13,370
2018	11,770
2019	9,080
2020	6,420
Thereafter	8,780
Total	$62,970
12. Employee Benefit Plans
The Company's domestic salaried and hourly employees participate in a defined contribution profit sharing plan sponsored by TriMas and reimbursed by Horizon. The plan contains both contributory and noncontributory profit sharing arrangements, as defined. Aggregate charges included in the accompanying consolidated statements of income under this plan were approximately $1.6 million, $1.6 million and $1.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.
13. Equity Awards
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
The Horizon 2015 Plan authorizes the Compensation Committee of the Horizon Board of Directors to grant stock options (including "incentive stock options" as defined in Section 422 of the U.S. Internal Revenue Code), restricted shares, restricted stock units, performance shares, performance units, cash incentive awards, and certain other awards based on or related to our common stock to Horizon employees and non-employee directors. No more than 2.0 million Horizon common shares may be delivered under the Horizon 2015 Plan, with no more than 0.5 million "replacement awards" to former holders of TriMas equity awards under the TriMas Plans.
In connection with the spin-off, certain stock compensation awards granted under the TriMas Plans were modified to substitute awards under the Horizon 2015 Plan and adjusted as follows:

▪
with respect to each adjusted stock option award covering Horizon common stock, the per-share exercise price for such award was established so that the award would retain immediately after the spin-off, in the aggregate, the same intrinsic value that the original TriMas stock option award had immediately prior to the spin-off (subject to rounding);

▪
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

▪
with respect to any continuous employment requirement associated with any equity incentive awards, such requirement will be satisfied after the spin-off by a Horizon employee based on his or her continuous employment with Horizon;

▪
to the extent any original TriMas equity incentive award is subject to accelerated vesting or exercisability in the event of a "change of control," the corresponding post-spin-off Horizon equity incentive awards will generally accelerate in the same manner in the event of a change of control of Horizon; and

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The modification of the stock compensation awards occurred in conjunction with the distribution of Horizon common shares to TriMas shareholders on the June 30, 2015 after-market distribution. As a result, no grant, exercise or cancellation activity occurred and no additional compensation was recognized as a result of the substitution.
Stock Options
During 2015, the Company granted 215,706 total stock options to certain key employees, including named executive officers. Stock options granted on August 14, 2015, in the quantity of 154,856, have a term of ten years and vest ratably on (i) the first anniversary of the date of grant, (ii) March 1, 2017 and (iii) March 1, 2018. Stock options granted on October 7, 2015, in the quantity of 60,850 have a term of ten years and vest in full on March 5, 2017.
The following table provides the significant assumptions used to calculate the grant date fair market value of options granted using the Black-Scholes option pricing method:

	October 7, 2015 Grant	August 14, 2015 Grant
Weighted-average fair value per option	$3.60	$4.41
Exercise price	$9.20	$11.02
Risk-free interest rate	1.56%	1.79%
Dividend yield	0%	0%
Expected stock volatility	39.54%	39.54%
Expected life (years)	5.7	5.8
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The expected term was determined using the simplified method as described in Staff Accounting Bulletin Topic 14: "Share-Based Payment", as the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. In the absence of adequate stock price history for Horizon common stock, the expected volatility related to stock option awards granted subsequent to the spin-off is based on the historical volatility of a selected group of peer companies' stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The following summarizes Horizon stock option activity from June 30, 2015 to December 31, 2015:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2015 (1)	9,299	$3.69
Granted	215,706	10.56
Exercised	(6,569)	0.53
Canceled, forfeited	—	—
Expired	—	—
Outstanding at December 31, 2015	218,436	$10.57	9.6	$63,767
__________________________
(1) Amounts outstanding at June 30, 2015 represent replacement awards issued as a result of the spin-off from TriMas.
As of December 31, 2015, there was $0.7 million in unrecognized compensation costs related to stock options that is expected to be recognized over a weighted-average period of 1.3 years. There was no unrecognized compensation costs related to stock options as of December 31, 2014.
The Company recognized approximately $0.2 million of stock-based compensation expense related to stock options during the year ended December 31, 2015. The Company recognized no stock option related compensation expense for the years ended December 31, 2014 and 2013. At December 31, 2015, there were 2,730 vested and exercisable stock options with a weighted

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

average exercise price of $11.3. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of income.
Restricted Shares
In August 2015, the Company granted 205,922 restricted shares to certain key employees and non-employee directors. The total grant consisted of 32,180 restricted shares that vest on May 1, 2016, 20,884 restricted shares that vest on March 5, 2017 and 152,858 restricted shares that vest on July 1, 2018. In October 2015, the Company granted 8,045 restricted shares to key employees, the restricted shares vest in full on July 1, 2018. The grant date fair value of restricted shares is expensed on a straight-line basis over the vesting period. Restricted share fair values are based on the closing trading price of the Company's common stock on the date of grant. These shares are subject only to a service condition and vest as described above so long as each individual remains an employee or non-employee director, as applicable.
The following summarizes Horizon restricted share activity from June 30, 2015 to December 31, 2015:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2015 (1)	229,046	$16.05
Granted	213,967	10.96
Vested	(7,752)	8.98
Canceled, forfeited	(63,042)	16.58
Outstanding at December 31, 2015	372,219	$13.11
__________________________
(1) Amounts outstanding at June 30, 2015 represent replacement awards issued as a result of the spin-off from TriMas.
As of December 31, 2015, there was $2.6 million in unrecognized compensation costs related to unvested restricted shares that is expected to be recognized over a weighted-average period of 1.5 years.
The Company recognized approximately $2.3 million, $2.7 million and $3.6 million of stock-based compensation expense related to restricted shares during the years ended December 31, 2015, 2014 and 2013, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of income.
14. Earnings per Share
On June 30, 2015, approximately 18.1 million common shares of Horizon Global were distributed to TriMas shareholders in conjunction with the spin-off. For comparative purposes, and to provide a more meaningful calculation for weighted average shares, the weighted average shares outstanding as of June 30, 2015 were assumed to be outstanding as of the beginning of each period presented prior to the spin-off in the calculation of basic weighted average shares. Diluted earnings per share are calculated to give effect to stock options and restricted shares outstanding during each period.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands, except for per share amounts)
Numerator:
Net income for basic and diluted earnings per share	$8,300	$15,350	$9,780
Denominator:
Weighted average shares outstanding, basic	18,064,491	18,062,027	18,062,027
Dilutive effect of stock-based awards	96,361	51,389	36,618
Weighted average shares outstanding, diluted	18,160,852	18,113,416	18,098,645

Basic earnings per share	$0.46	$0.85	$0.54
Diluted earnings per share	$0.46	$0.85	$0.54
The effect of certain common stock equivalents, including a number of our stock options, were excluded from the computation of weighted average diluted shares outstanding for years ended December 31, 2015, 2014 and 2013, as inclusion would have resulted in antidilution. A summary of these antidilutive common stock equivalents is provided in the table below:

	Year Ended December 31,
	2015	2014	2013
Number of options	212,088	—	—
Exercise price of options	$9.20-11.29	—	—
15. Other Comprehensive Income
Changes in AOCI by component for the years ended December 31, 2015 and 2014 are summarized as follows, net of tax:

	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance, December 31, 2013	$—	$14,700	$14,700
Net unrealized losses arising during the period (1)	80	(7,240)	(7,160)
Less: Net realized losses reclassified to net income (2)	150	—	150
Net current-period change	$(70)	$(7,240)	$(7,310)
Balance, December 31, 2014	$(70)	$7,460	$7,390
Net transfer from former parent	—	5,230	5,230
Net unrealized losses arising during the period (3)	(1,310)	(9,510)	(10,820)
Less: Net realized losses reclassified to net income (4)	(670)	—	(670)
Net current-period change	(640)	(4,280)	(4,920)
Balance, December 31, 2015	$(710)	$3,180	$2,470
__________________________
(1) Derivative instruments, net of income tax benefit of $20 thousand.
(2) Derivative instruments, net of income tax benefit of $20 thousand. See Note 10, "Derivative Instruments," for further details.
(3) Derivative instruments, net of income tax benefit of $0.1 million.
(4) Derivative instruments, net of income tax expense of $0.8 million. See Note 10, "Derivative Instruments," for further details.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Segment Information
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
Segment activity is as follows:

	Year ended December 31,
	2015	2014	2013
	(dollars in thousands)
Net Sales
Cequent Americas	$429,310	$446,670	$436,650
Cequent APEA	146,200	165,110	151,620
Total	$575,510	$611,780	$588,270
Operating Profit (Loss)
Cequent Americas	$30,300	$30,810	$8,040
Cequent APEA	7,550	7,650	13,700
Corporate	(18,280)	(14,000)	(16,070)
Total	$19,570	$24,460	$5,670
Capital Expenditures
Cequent Americas	$5,970	$4,530	$5,610
Cequent APEA	2,050	6,910	9,650
Corporate	300	—	—
Total	$8,320	$11,440	$15,260
Depreciation and Amortization
Cequent Americas	$10,750	$11,410	$13,680
Cequent APEA	6,200	7,520	5,770
Corporate	130	—	—
Total	$17,080	$18,930	$19,450

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31,
	2015	2014
	(dollars in thousands)
Total Assets
Cequent Americas	$220,030	$241,030
Cequent APEA	89,360	98,350
Corporate	22,190	120
Total	$331,580	$339,500
The following tables present the Company's net sales for each of the years ended December 31 and total assets at each year ended December 31, attributed to each subsidiary's continent of domicile. Other than Australia, there was no single non-U.S. country for which net sales and net assets were significant to the combined net sales and net assets of the Company taken as a whole.

	Year ended December 31,
	2015	2014	2013
	(dollars in thousands)
Net Sales
Total U.S.	$412,500	$424,090	$419,360

Non-U.S.
Australia	$73,640	$87,010	$95,320
Europe	39,490	45,340	22,740
Asia	21,630	23,960	30,250
Africa	11,440	8,800	3,310
Other Americas	16,810	22,580	17,290
Total non-U.S	163,010	187,690	168,910

Total	$575,510	$611,780	$588,270

	As of December 31,
	2015	2014
	(dollars in thousands)
Total Assets
Total U.S.	$217,180	$192,960

Non-U.S.
Australia	$44,350	$52,330
Europe	27,890	29,540
Asia	10,170	18,670
Africa	7,120	6,810
Other Americas	24,870	39,190
Total non-U.S	114,400	146,540

Total	$331,580	$339,500

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's export sales from the U.S. approximated $33.8 million, $38.0 million and $37.9 million for the years ended 2015, 2014 and 2013, respectively.
The following table presents the Company's net sales contributed by product group for the years ended December 31, 2015, 2014 and 2013.

	Year ended December 31,
	2015	2014	2013
Towing	58.1%	58.2%	57.7%
Trailering	23.8%	24.4%	24.3%
Cargo Management	9.5%	10.6%	10.7%
Other	8.6%	6.8%	7.3%
	100.0%	100.0%	100.0%
17. Income Taxes
The Company's income before income taxes and income tax expense, each by tax jurisdiction, consisted of the following:

	Year ended December 31,
	2015	2014	2013
	(dollars in thousands)
Income (loss) before income taxes:
Domestic	$(9,750)	$5,170	$(13,930)
Foreign	16,770	15,420	20,000
Income before income taxes	$7,020	$20,590	$6,070
Current income tax benefit (expense):
Federal	$550	$(4,690)	$1,770
State and local	(610)	(450)	(80)
Foreign	(3,580)	(2,820)	(2,440)
Total current income tax expense	(3,640)	(7,960)	(750)
Deferred income tax benefit (expense):
Federal	3,840	2,880	3,150
State and local	(40)	80	450
Foreign	1,120	(240)	860
Total deferred income tax benefit	4,920	2,720	4,460
Income tax benefit (expense)	$1,280	$(5,240)	$3,710

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of deferred taxes at December 31, 2015 and 2014 are as follows:

	As of December 31,
	2015	2014
	(dollars in thousands)
Deferred tax assets:
Accounts receivable	$1,080	$1,250
Inventories	3,640	3,680
Property and equipment	100	—
Accrued liabilities and other long-term liabilities	12,260	10,390
Tax loss and credit carryforwards	4,570	5,100
Gross deferred tax asset	21,650	20,420
Valuation allowances	(4,420)	(3,850)
Net deferred tax asset	17,230	16,570
Deferred tax liabilities:
Property and equipment	—	(400)
Goodwill and other intangible assets	(14,530)	(18,430)
Other, principally deferred income	(1,110)	(180)
Gross deferred tax liability	(15,640)	(19,010)
Net deferred tax (liability) asset	$1,590	$(2,440)
The following is a reconciliation of income tax expense computed at the U.S. federal statutory rate to income tax expense:

	Year ended December 31,
	2015	2014	2013
	(dollars in thousands)
U.S. federal statutory rate	35%	35%	35%
Tax at U.S. federal statutory rate	$2,460	$7,210	$2,130
State and local taxes, net of federal tax benefit	650	240	(220)
Differences in statutory foreign tax rates	(4,350)	(4,950)	(4,090)
Change in recognized tax benefits	(2,950)	720	610
Tax holiday(1)	(1,190)	(410)	(1,980)
Nontaxable gains	—	—	(850)
Withholding taxes	590	460	450
Tax credits	(300)	(370)	(720)
Net change in valuation allowance	1,480	1,790	780
Spin-off related restructuring costs	2,450	—	—
Other, net	(120)	550	180
Income tax expense (benefit)	$(1,280)	$5,240	$(3,710)
__________________________
(1) Tax holiday related to Thailand which expires on December 31, 2017.
The Company has recorded deferred tax assets on $1.0 million of various state operating loss carryforwards and $14.6 million of various foreign operating loss carryforwards. The majority of the state tax loss carryforwards expire between 2025 - 2027 and the majority foreign losses have indefinite carryforward periods.
Prior to the spin-off, cash payments for federal and state income taxes were made by our former parent on behalf of the Company. Subsequent to the spin-off, the Company made cash payments for federal and state income taxes of $0.3 million during 2015.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash payments for foreign income taxes were $2.8 million, $3.2 million and $5.6 million for the years ended December 31, 2015, 2014 and 2013 respectively.
In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2015, the Company has not made a provision for U.S. or additional non-U.S. withholding taxes on approximately $75.7 million of undistributed earnings of non-U.S. subsidiaries that are considered to be permanently reinvested. Generally, such amounts become subject to U.S. taxation upon remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these non-U.S. subsidiaries.
Unrecognized Tax Benefits
The Company has approximately $4.6 million and $10.0 million of unrecognized tax benefits (“UTBs”) as of December 31, 2015 and 2014, respectively. If the unrecognized tax benefits were recognized, the impact to the Company’s effective tax rate would be to reduce reported income tax expense for the years ended December 31, 2015 and 2014 approximately $4.5 million and $9.7 million, respectively.
A reconciliation of the change in the UTBs and related accrued interest and penalties for the years ended December 31, 2015 and 2014 is as follows:

Unrecognized Tax Benefits
(dollars in thousands)
Balance at December 31, 2013	$10,710
Tax positions related to current year:
Additions	—
Tax positions related to prior years:
Additions	—
Reductions	(750)
Settlements	—
Lapses in the statutes of limitations	—
Balance at December 31, 2014	$9,960
Tax positions related to current year:
Additions	—
Reductions	(60)
Tax positions related to prior years:
Additions	—
Reductions	(2,030)
Settlements	—
Lapses in the statutes of limitations	(3,300)
Balance at December 31, 2015	$4,570
In addition to the UTBs summarized above, the Company has recorded approximately $4.5 million and $6.1 million in potential interest and penalties associated with uncertain tax positions as of December 31, 2015 and 2014, respectively.

The decrease in UTBs and liabilities for interest and penalties for tax positions related to prior years is primarily related to the rolloff of certain statutes of limitations and changes in currency exchange rates during 2015.
Income tax returns are filed in multiple domestic and foreign jurisdictions, which are subject to examinations by taxing authorities. As of December 31, 2015 the Company is subject to U.S. federal tax examination for tax years 2012 through 2014.  The Company is subject to state, local and foreign income tax examinations for tax years 2008 through 2014.  The Company does not believe that the results of these examinations will have a significant impact on the Company's tax position or its effective tax rate.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Management monitors changes in tax statutes and regulations and the issuance of judicial decisions to determine the potential impact to unrecognized tax benefits. As of December 31, 2015 it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits in the next twelve months.
18. Relationship with TriMas and Related Entities
Transactions with TriMas
Prior to the spin-off, Horizon purchased certain inventory items from, and sold certain inventory items to, TriMas in the normal course of business. For the years ended December 31, 2015 (on a related-party basis prior to the spin-off), 2014 and 2013, these transactions were immaterial to the financial statements. Prior to the spin-off, Horizon recorded related-party receivables from, and related-party payables to, other TriMas businesses as accounts due to related parties in its consolidated balance sheets.
Intercompany transactions between the Company and TriMas were considered to be effectively settled for cash at the time of spin-off. The total net effect of the settlement of these intercompany transactions is reflected in the consolidated balance sheets as parent company investment and in the consolidated statements of cash flows as a financing activity.
Material Agreements between Horizon and TriMas
On June 30, 2015, Horizon entered into a separation and distribution agreement and several other agreements with TriMas to effect the spin-off and to provide a framework for the relationship with TriMas. These agreements govern the relationship between Horizon and TriMas subsequent to the completion of the spin-off. Because these agreements were entered into in the context of a related party transaction, the terms may not be comparable to terms that would be obtained in a transaction between unaffiliated parties. The agreement contains the key provisions relating to the principal intercompany transactions required to effect the spin-off, the conditions to the spin-off and provisions governing the relationships between Horizon and TriMas after the spin-off.
The tax sharing agreement generally governs TriMas’ and our respective rights, responsibilities and obligations following the distribution with respect to taxes for any tax period ending on or before our June 30, 2015 distribution date, as well as tax periods beginning before and ending after the distribution date. Generally, we will be liable for certain pre-distribution U.S. federal income taxes, foreign income taxes and non-income taxes attributable to our business, and other taxes attributable to us, paid after the distribution. In addition, the tax sharing agreement will address the allocation of liability for taxes that are incurred as a result of restructuring activities undertaken to effect the distribution.
The employee matters agreement generally provides that Horizon and TriMas has responsibility for its own employees and compensation plans, subject to certain exceptions as described in the agreement. In general, prior to the spin-off, Horizon employees participated in various retirement, health and other employee benefit and compensation plans maintained by TriMas. Following the spin-off, pursuant to the employee matters agreement, Horizon employees and former employees generally participate in similar plans and arrangements established and maintained by Horizon.
The transition services agreement governs the process under which Horizon and TriMas provide and/or make available various administrative services and assets to each other, for a period expected to end December 31, 2016. Services to be provided by TriMas to Horizon include certain services related to finance, accounting, information technology, legal and employee benefits. Services to be provided by us include certain treasury services. In consideration for such services, we and TriMas pay fees to the other for the services provided, and those fees are generally in amounts intended to allow the party providing the services to recover all of its direct and indirect costs incurred in providing those services. The personnel performing services under the transition services agreement are employees and/or independent contractors of the party providing the service and are not under the direction or control of the party to whom the service is being provided. The transition services agreement also contains customary indemnification provisions. We are permitted to extend or renew any of the services to be performed under the transition services agreement for a period to be mutually agreed by us and TriMas by sending advance written notice to TriMas.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Summary Quarterly Financial Data

	Three months ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(unaudited, dollars in thousands, except for per share data)
Net sales	$142,360	$158,540	$153,340	$121,270
Gross profit	$35,300	$37,750	$37,760	$32,230
Net income (loss)	$1,480	$2,200	$6,350	$(1,730)
Net income (loss) per share:
Basic	$0.08	$0.12	$0.35	$(0.10)
Diluted	$0.08	$0.12	$0.35	$(0.10)

	Three months ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(unaudited, dollars in thousands, except for per share data)
Net sales	$148,090	$178,260	$157,860	$127,570
Gross profit	$35,660	$46,660	$38,170	$27,600
Net income (loss)	$2,380	$10,820	$5,210	$(3,060)
Net income (loss) per share:
Basic	$0.13	$0.60	$0.29	$(0.17)
Diluted	$0.13	$0.60	$0.29	$(0.17)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Evaluation of disclosure controls and procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
Management's Annual Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly-public companies.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 regarding our directors and corporate governance matters is incorporated by reference herein to the Proxy Statement sections entitled "Proposal 1 - Election of Directors" and "Corporate Governance." The information required by Item 10 regarding our executive officers appears as a supplementary item following Item 4 under Part I of this Annual Report on Form 10 under the title "Executive Officers of the Company." The information required by Item 10 regarding compliance with section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference herein to the Proxy Statement section entitled "Section 16(a) Beneficial Ownership Reporting Compliance."
The Company's code of ethics and business conduct applicable to its directors, officers and employees is titled "The Spirit and The Letter". The Spirit and The Letter is available on the "investors" portion of the Company's website under the "Corporate Governance" link. The Company's website address is www.horizonglobal.com.
Item 11.    Executive Compensation
The information required by Item 11 is incorporated by reference herein to the Proxy Statement section entitled "Executive Compensation."
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference herein to the Proxy Statement section entitled "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference herein to the Proxy Statement section entitled "Transactions with Related Persons" and "Corporate Governance".
Item 14.    Principal Accountant Fees and Services
The information required by Item 11 is incorporated by reference herein to the Proxy Statement section entitled "Fees Paid to Independent Auditor."

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) Listing of Documents
(1)   Financial Statements
The Company's consolidated financial statements included in Item 8 hereof, as required at December 31, 2015 and December 31, 2014, and for the periods ended December 31, 2015, December 31, 2014 and December 31, 2013, consist of the following:
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders' Equity
Notes to Consolidated Financial Statements
(2)   Financial Statement Schedules
Financial Statement Schedule of the Company appended hereto, as required for the periods ended December 31, 2015, December 31, 2014 and December 31, 2013, consists of the following:
Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable, not required, or the information is otherwise included in the financial statements or the notes thereto.
(3)   Exhibits
See the Exhibits Index at the end of this Annual Report on Form 10-K, which is incorporated by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON GLOBAL CORPORATION (Registrant)

		BY:	/s/ A. MARK ZEFFIRO
DATE:	March 1, 2016		Name: A. Mark Zeffiro Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ A. MARK ZEFFIRO	President and Chief Executive Officer and Co-Chair of the Board of Directors	March 1, 2016
A. Mark Zeffiro	(Principal Executive Officer)

/s/ DAVID G. RICE	Chief Financial Officer	March 1, 2016
David G. Rice	(Principal Financial and Accounting Officer)

/s/ SAMUEL VALENTI III	Co-Chair of the Board of Directors	March 1, 2016
Samuel Valenti III

/s/ DAVID C. DAUCH	Director	March 1, 2016
David C. Dauch

/s/ RICHARD L. DEVORE	Director	March 1, 2016
Richard L. DeVore

/s/ DENISE ILITCH	Director	March 1, 2016
Denise Ilitch

/s/ RICHARD D. SIEBERT	Director	March 1, 2016
Richard D. Siebert

SCHEDULE II
PURSUANT TO ITEM 15(a)(2)
OF FORM 10-K VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED
December 31, 2015, 2014 AND 2013
(Dollars in thousands)

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED (CREDITED) TO OTHER ACCOUNTS(1)	DEDUCTIONS(2)	BALANCE AT END OF PERIOD
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
Year ended December 31, 2015	$3,230	$470	$320	$1,060	$2,960
Year ended December 31, 2014	$2,940	$730	$30	$470	$3,230
Year ended December 31, 2013	$2,990	$290	$260	$600	$2,940
______________
(1) Allowance of companies acquired, and other adjustments, net.
(2) Deductions, representing uncollectible accounts written-off, less recoveries of amounts written-off in prior years.

Item 15.    Exhibits.
Exhibits Index:

2.1(c)**	Separation and Distribution Agreement, dated as of June 30, 2015, by and between Horizon Global Corporation and TriMas Corporation.
3.1(d)	Amended and Restated Certificate of Incorporation of Horizon Global Corporation.
3.2(b)	Amended and Restated By-laws of Horizon Global Corporation.
10.1(b)	Horizon Global Corporation 2015 Equity and Incentive Compensation Plan*.
10.2(c)	Tax Sharing Agreement, dated as of June 30, 2015, by and between Horizon Global Corporation and TriMas Corporation.
10.3(c)	Employee Matters Agreement, dated as of June 30, 2015, by and between Horizon Global Corporation and TriMas Corporation.
10.4(c)	Transition Services Agreement, dated as of June 30, 2015, by and between Horizon Global Corporation and TriMas Corporation.
10.5(c)	Noncompetition and Nonsolicitation Agreement, dated as of June 30, 2015, by and between Horizon Global Corporation and TriMas Corporation.
10.6(c)
Loan Agreement, dated as of June 30, 2015, among the Company, Cequent Performance Products, Inc., Cequent Consumer Products, Inc., the lenders party thereto and Bank of America, N.A., as agent for the lenders.

10.7(c)	Term Credit Agreement, dated as of June 30, 2015, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative and collateral agent.
10.8(d)	Horizon Global Corporation Executive Retirement Plan effective as of July 1, 2015*.
10.9(a)	Form of Indemnification Agreement*.
10.10(e)	Form of Restricted Stock Units Agreement - Founders Grant - under the 2015 Equity and Incentive Compensation Plan*.
10.11(e)	Form of Restricted Stock Units Agreement - 2015 Board of Directors - under the 2015 Equity and Incentive Compensation Plan*.
10.12(e)	Form of Nonqualified Stock Option Agreement - 2015 LTI - under the 2015 Equity and Incentive Compensation Plan*.
10.13(e)	Form of Nonqualified Stock Option Agreement - Special Award - under the 2015 Equity and Incentive Compensation Plan*.
10.14(e)	Form of Horizon Replacement Restricted Stock Unit Award Agreement (Converted in connection with the adjustment of TriMas 2013 Performance Stock Units - 2006 Plan)*.
10.15(e)	Form of Horizon Replacement Restricted Stock Unit Award Agreement (Converted in connection with the adjustment of TriMas 2013 Performance Stock Units - 2011 Plan)*.
10.16(e)	Form of Horizon Replacement Restricted Stock Unit Award Agreement (Converted in connection with the adjustment of TriMas 2014 Performance Stock Units - 2011 Plan)*.
10.17(e)	Horizon Global Corporation Executive Severance/Change of Control Policy effective as of July 1, 2015*.
10.18 (f)
Amended and Restated Loan Agreement, dated as of December 22, 2015, among Horizon Global Corporation, Cequent Performance Products, Inc., Cequent Consumer Products, Inc., Cequent UK Limited, Cequent Towing Products of Canada Ltd., the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as agent for the lenders.

10.19 (f)
Foreign Facility Guarantee and Collateral Agreement, dated as of December 22, 2015, among Cequent Performance Products, Inc., certain of its subsidiaries party thereto as grantors and Bank of America, N.A., as agent.

21.1	Horizon Global Corporation Subsidiary List.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

II-1

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_________________________

(a)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-1 filed on March 31, 2015 (Reg. No. 333-203138).
(b)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-1/A filed on June 11, 2015 (Reg. No. 333-203138).
(c)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on July 6, 2015 (File No. 001-37427).
(d)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 11, 2015 (File No. 001-37427).
(e)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on November 10, 2015 (File No. 001-37427).
(f)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on December 23, 2015 (File No. 001-37427).
* Management contracts and compensatory plans or arrangement required to be filed as an exhibit pursuant Item 15(b) of Form 10-K.

** Certain exhibits and schedules were omitted in the original filing and the Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits and schedules upon request.

II-2