Form 10-Q
period 2016-03-31
Horizon Global Corp
filed 2016-05-03
CIK 1637655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2016
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from to .
Commission file number 001-37427
HORIZON GLOBAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-3574483 (IRS Employer Identification No.)
2600 W Big Beaver Road, Suite 555
Troy, Michigan 48084
(Address of principal executive offices, including zip code)
(248) 593-8820
(Registrant's telephone number, including area code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 29, 2016, the number of outstanding shares of the Registrant's common stock, par value $0.01 per share, was 18,157,891 shares.

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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to, risks and uncertainties with respect to: the Company's leverage; liabilities imposed by the Company's debt instruments; market demand; competitive factors; supply constraints; material and energy costs; technology factors; litigation; government and regulatory actions; the Company's accounting policies; future trends; general economic and currency conditions; various conditions specific to the Company's business and industry; and other risks that are discussed in Item 1A, "Risk Factors" and in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The risks described in our Annual Report and elsewhere in this report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
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
We disclose important factors that could cause our actual results to differ materially from our expectations implied by our forward-looking statements under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributed to us or persons acting on our behalf. When we indicate that an event, condition or circumstance could or would have an adverse effect on us, we mean to include effects upon our business, financial and other conditions, results of operations, prospects and ability to service our debt.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,710	$23,520
Receivables, net of reserves of approximately $2.8 million and $3.0 million as of March 31, 2016 and December 31, 2015, respectively	86,150	63,050
Inventories	115,600	119,470
Prepaid expenses and other current assets	7,300	5,120
Total current assets	227,760	211,160
Property and equipment, net	47,540	45,890
Goodwill	4,860	4,410
Other intangibles, net	54,700	56,020
Deferred income taxes	2,910	4,500
Other assets	10,060	9,600
Total assets	$347,830	$331,580
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$10,300	$10,130
Accounts payable	67,620	78,540
Accrued liabilities	38,140	39,820
Total current liabilities	116,060	128,490
Long-term debt	201,460	178,610
Deferred income taxes	2,600	2,910
Other long-term liabilities	20,950	19,570
Total liabilities	341,070	329,580
Commitments and contingent liabilities	—	—
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 18,157,649 shares at March 31, 2016 and 18,131,865 shares at December 31, 2015	180	180
Paid-in capital	1,860	1,260
Retained earnings (accumulated deficit)	280	(1,910)
Accumulated other comprehensive income	4,440	2,470
Total shareholders' equity	6,760	2,000
Total liabilities and shareholders' equity	$347,830	$331,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited—dollars in thousands, except for per share amounts)

	Three months ended March 31,
	2016	2015
Net sales	$146,110	$142,360
Cost of sales	(108,500)	(107,060)
Gross profit	37,610	35,300
Selling, general and administrative expenses	(29,690)	(31,640)
Net gain (loss) on dispositions of property and equipment	(110)	50
Operating profit	7,810	3,710
Other expense, net:
Interest expense	(4,270)	(120)
Other expense, net	(610)	(1,250)
Other expense, net	(4,880)	(1,370)
Income before income tax expense	2,930	2,340
Income tax expense	(740)	(860)
Net income	$2,190	$1,480
Net income per share:
Basic	$0.12	$0.08
Diluted	$0.12	$0.08
Weighted average common shares outstanding:
Basic	18,095,101	18,062,027
Diluted	18,231,562	18,134,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited—dollars in thousands)

	Three months ended March 31,
	2016	2015
Net income	$2,190	$1,480
Other comprehensive income (loss), net of tax:
Foreign currency translation	2,030	(5,240)
Derivative instruments (Note 13)	(60)	100
Total other comprehensive income (loss)	1,970	(5,140)
Total comprehensive income (loss)	$4,160	$(3,660)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited—dollars in thousands)

	Three months ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$2,190	$1,480
Adjustments to reconcile net income to net cash used for operating activities:
(Gain) loss on dispositions of property and equipment	110	(50)
Depreciation	2,580	2,540
Amortization of intangible assets	1,790	1,860
Amortization of original issuance discount and debt issuance costs	460	—
Deferred income taxes	1,290	(530)
Non-cash compensation expense	860	960
Increase in receivables	(21,130)	(21,520)
(Increase) decrease in inventories	5,120	(8,300)
Increase in prepaid expenses and other assets	(2,140)	(1,000)
Decrease in accounts payable and accrued liabilities	(14,770)	(2,130)
Other, net	60	(180)
Net cash used for operating activities	(23,580)	(26,870)
Cash Flows from Investing Activities:
Capital expenditures	(3,420)	(2,320)
Net proceeds from disposition of property and equipment	140	120
Net cash used for investing activities	(3,280)	(2,200)
Cash Flows from Financing Activities:
Proceeds from borrowings on credit facilities	23,400	29,930
Repayments of borrowings on credit facilities	(23,730)	(30,040)
Repayments of borrowings on Term B Loan	(2,500)	—
Proceeds from ABL Revolving Debt	51,700	—
Repayments of borrowings on ABL Revolving Debt	(26,700)	—
Net transfers from former parent	—	28,610
Shares surrendered upon vesting of employees' share based payment awards to cover tax obligations	(260)	—
Net cash provided by financing activities	21,910	28,500
Effect of exchange rate changes on cash	140	—
Cash and Cash Equivalents:
Decrease for the period	(4,810)	(570)
At beginning of period	23,520	5,720
At end of period	$18,710	$5,150
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,740	$90

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Three Months Ended March 31, 2016
(unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2015	$180	$1,260	$(1,910)	$2,470	$2,000
Net income	—	—	2,190	—	2,190
Other comprehensive income, net of tax	—	—	—	1,970	1,970
Shares surrendered upon vesting of employees' share based payment awards to cover tax obligations	—	(260)	—	—	(260)
Non-cash compensation expense	—	860	—	—	860
Balances, March 31, 2016	$180	$1,860	$280	$4,440	$6,760

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
Horizon is a global designer, manufacturer and distributor of a wide variety of high quality, custom-engineered towing, trailering, cargo management and other related accessories. These products are designed to support original equipment manufacturers ("OEMs"), original equipment suppliers, aftermarket and retail customers within the agricultural, automotive, construction, horse/livestock, industrial, marine, military, recreational, trailer and utility markets. The Company groups its operating segments into reportable segments by the region in which sales and manufacturing efforts are focused. The Company's reportable segments are Horizon North America and Horizon International. See Note 9, "Segment Information," for further information on each of the Company's reportable segments.
The accompanying condensed consolidated financial statements for periods prior to the spin-off are derived from TriMas' historical accounting records on a carve-out basis. For periods subsequent to the spin-off, the condensed consolidated financial statements are derived from the historical accounting records of Horizon on a stand-alone basis.
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Our interim condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. You should read these financial statements in conjunction with our audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. It is management's opinion that these financial statements contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. The Company's condensed consolidated financial statements may not be indicative of the Company's future performance and do not necessarily reflect what the results of operations, financial position, and cash flows would have been had it been operated as a stand alone company during all periods presented.
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
The condensed consolidated financial statements also include certain assets and liabilities that have historically been held at the parent corporate level. These assets and liabilities were transferred to the Company as of the date of the spin-off through specific identification and allocation where necessary. Transactions historically treated as intercompany between the Company and our former parent have been included in these condensed consolidated financial statements and were considered effectively settled for cash at the time of the spin-off.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

2. New Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies several aspects of share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for public entities for fiscal years beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. The Company is in the process of assessing the impact of the adoption of ASU 2016-09 on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", which supersedes the leases requirements in "Leases (Topic 840)." The objective of ASU 2016-02 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The Company is in the process of assessing the impact of the adoption of ASU 2016-02 on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes," which requires companies to present deferred income tax assets and deferred income tax liabilities as non-current in a classified balance sheet instead of the current requirement to separate them into current and non-current amounts. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. The Company early adopted ASU 2015-17 effective December 31, 2015 on a retrospective basis. The impact on our consolidated balance sheets as of March 31, 2016 includes a reclassification of current deferred tax assets to non-current deferred tax assets of $1.1 million and non-current deferred tax liabilities of $4.6 million. The impact of this ASU on our consolidated balance sheets as of December 31, 2015 includes a reclassification of current deferred tax assets to non-current deferred tax assets of $2.6 million and non-current deferred tax liabilities of $3.7 million. Other than these reclassifications, the adoption of ASU 2015-17 did not have a significant impact on our financial position, results of operations or cash flows.

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
In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory" ("ASU 2015-11"). ASU 2015-11 provides that inventory not measured using the last-in, first out ("LIFO") or retail inventory methods should be measured at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory. For public business entities, the amendment is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendment should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is in the process of assessing the impact of the adoption of ASU 2015-11 on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 provides an amendment to the accounting guidance related to the presentation of debt issuance costs and is effective for fiscal years beginning after December 15, 2015 with early adoption allowed. This guidance is applied retrospectively to all prior periods. Under the new guidance, debt issuance costs related to our term loan borrowings are to be presented as a direct reduction from the related debt liability rather than as an asset. The Company adopted ASU 2015-03 in June 2015 and there was no effect to its previously issued financial statements.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). ASU 2014-09 requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 was originally effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016; however, in August 2015, the FASB approved a one-year deferral of the effective date through the issuance of ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date." In March 2016, the FASB issued ASU 2016-08, which provides amendments to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The Company is in the process of assessing the impact of the adoption of ASU 2014-09 on its consolidated financial statements.
3. Facility Closure
Ciudad Juarez, Mexico and El Paso, Texas facilities
In July 2015, the Company announced plans to close its manufacturing facility in Ciudad Juarez, Mexico along with its distribution warehouse in El Paso, Texas. The Company plans to complete the move and vacate the Juarez, Mexico and El Paso, Texas sites by May 31, 2016. The Company is party to lease agreements for these facilities for which it has non-cancellable future rental obligations of approximately $4.6 million, for which the Company will establish accruals upon exit of the facilities, net of estimated recoveries. The lease agreements expire in 2019 and 2020, respectively. Most of the manufacturing is being relocated to the Company's existing facilities in Reynosa, Mexico. The distribution operations are moving to a new warehouse facility, also in Reynosa, Mexico.
During the third quarter of 2015, the Company recorded charges, primarily for severance benefits for its approximately 214 hourly workers to be involuntarily terminated. These charges were approximately $0.9 million, of which approximately $0.8 million was included in cost of sales and approximately $0.1 million was included in selling, general and administrative expenses. Also, during the third quarter of 2015, the Company recorded charges, primarily related to severance benefits for approximately 47 salaried employees to be involuntarily terminated as part of the closure of approximately $0.9 million, of which approximately $0.7 million was included in cost of sales and approximately $0.2 million was included in selling, general and administrative expenses. Through March 31, 2016, the Company paid approximately $0.4 million of the total hourly and salaried severance benefits, with the remainder expected to be paid by mid-2016.
In addition, during the three months ended March 31, 2016, the Company incurred approximately $0.3 million of pre-tax non-cash charges related to accelerated depreciation expense as a result of shortening the expected lives on certain machinery, equipment and leasehold improvement assets that the Company will no longer utilize following the facility closure.
4. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended March 31, 2016 are summarized as follows:

	Horizon North America	Horizon International	Total
	(dollars in thousands)
Balance, December 31, 2015	$—	$4,410	$4,410
Foreign currency translation and other	—	450	450
Balance, March 31, 2016	$—	$4,860	$4,860

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The gross carrying amounts and accumulated amortization of the Company's other intangibles as of March 31, 2016 and December 31, 2015 are summarized below. The Company amortizes these assets over periods ranging from three to 25 years.

	March 31, 2016		December 31, 2015
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$32,860	$(27,240)	$32,550	$(26,880)
Customer relationships, 15 – 25 years	105,380	(79,660)	105,380	(78,180)
Total customer relationships	138,240	(106,900)	137,930	(105,060)
Technology and other, 3 – 15 years	14,510	(14,200)	14,480	(14,060)
Total finite-lived intangible assets	152,750	(121,100)	152,410	(119,120)
Trademark/Trade names, indefinite-lived	23,050	—	22,730	—
Total other intangible assets	$175,800	$(121,100)	$175,140	$(119,120)
Amortization expense related to intangible assets as included in the accompanying condensed consolidated statements of income is summarized as follows:

	Three months ended March 31,
	2016	2015
	(dollars in thousands)
Technology and other, included in cost of sales	$30	$60
Customer relationships, included in selling, general and administrative expenses	1,760	1,800
Total amortization expense	$1,790	$1,860
5. Inventories
Inventories consist of the following components:

	March 31, 2016	December 31, 2015
	(dollars in thousands)
Finished goods	$79,920	$83,870
Work in process	7,720	7,080
Raw materials	27,960	28,520
Total inventories	$115,600	$119,470

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

6. Property and Equipment, Net
Property and equipment consists of the following components:

	March 31, 2016	December 31, 2015
	(dollars in thousands)
Buildings	$8,010	$8,330
Machinery and equipment	100,200	95,860
	108,210	104,190
Less: Accumulated depreciation	60,670	58,300
Property and equipment, net	$47,540	$45,890
Depreciation expense included in the accompanying condensed consolidated statements of income is as follows:

	Three months ended March 31,
	2016	2015
	(dollars in thousands)
Depreciation expense, included in cost of sales	$2,180	$2,150
Depreciation expense, included in selling, general and administrative expense	400	390
Total depreciation expense	$2,580	$2,540
7. Long-term Debt
The Company's long-term debt consists of the following:

	March 31, 2016	December 31, 2015
	(dollars in thousands)
ABL Facility	$25,000	$—
Term B Loan	186,360	188,520
Capital leases and other long-term debt	400	220
	211,760	188,740
Less: Current maturities, long-term debt	10,300	10,130
Long-term debt	$201,460	$178,610
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
All of the indebtedness of the U.S. Facility is and will be guaranteed by the Company's existing and future material domestic subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors. In connection with the ABL Loan Agreement, Cequent Performance and certain other subsidiaries of the Company party to the ABL Loan Agreement entered into a foreign facility guarantee and collateral agreement (the "Foreign Collateral Agreement") in order to secure and guarantee the obligation under the Canadian Facility and the U.K. Facility. Under the Foreign Collateral Agreement, Cequent Performance and the other subsidiaries of the Company party thereto granted a lien on certain of their assets to Bank of America, N.A., as the agent for the lenders and other secured parties under the Canadian Facility and U.K. Facility.
The ABL Loan Agreement contains customary negative covenants, and does not include any financial maintenance covenants other than a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing twelve-month basis, which will be tested only upon the occurrence of an event of default or certain other conditions as specified in the agreement. At March 31, 2016, the Company was in compliance with its financial covenants contained in the ABL Facility.
Debt issuance costs of approximately $2.5 million were incurred in connection with the entry into and amendment of the ABL Facility. These debt issuance costs will be amortized into interest expense over the contractual term of the loan. The Company recognized $0.1 million related to the amortization of debt issuance costs during the quarter ended March 31, 2016, which is included as interest expense in the accompanying condensed consolidated statements of income. As of March 31, 2016, there were $2.3 million of unamortized debt issuance costs included in other assets in the accompanying condensed consolidated balance sheets.
As of March 31, 2016, there was $25.0 million outstanding under the ABL Facility with a weighted average interest rate of 2.23%. Total letters of credit issued at March 31, 2016 were $9.5 million. The Company had $62.6 million in available funds from the ABL Facility as of March 31, 2016.
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
Borrowings under the Term B Loan bear interest, at the Company's election, at either (i) the Base Rate plus 5.0% per annum, or (ii) LIBOR plus 6.0% per annum. Principal payments required under the Term B Loan are $2.5 million due each calendar quarter beginning September 2015. Commencing with the fiscal year ending December 31, 2016, and for each fiscal year thereafter, the Company will also be required to make prepayments of outstanding amounts under the Term B Loan in an amount equal to 50.0% of the Company's excess cash flow for such fiscal year, as defined in the Term B Loan, subject to adjustments based on the Company's leverage ratio and optional prepayments of term loans and certain other indebtedness.
All of the indebtedness under the Term B Loan is and will be guaranteed by the Company's existing and future material domestic subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors. The Term B Loan contains customary negative covenants, and also contains a financial maintenance covenant which requires the Company to maintain a net leverage ratio not exceeding, through the fiscal quarter ending September 30, 2016, 5.25 to 1.00; through the fiscal quarter ending September 30, 2017, 5.00 to 1.00; through the fiscal quarter ending September 30, 2018, 4.75 to 1.00; and thereafter, 4.50 to 1.00. At March 31, 2016, the Company was in compliance with its financial covenants as described in the Term B Loan.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Debt issuance costs of approximately $3.2 million were incurred in connection with the Term B Loan, along with the original issue discount of $4.0 million. Both the debt issuance costs and the original issue discount will be amortized into interest expense over the life of the Term B Loan. The Company recognized $0.3 million related to the amortization of debt issuance costs and original issue discount during the quarter ended March 31, 2016, which is included in the accompanying condensed consolidated statements of income. As of March 31, 2016, the Company had an aggregate principal amount of $192.5 million outstanding under the Term B Loan bearing interest at 7.0%, and had $6.1 million of unamortized debt issuance costs and original issue discount, all of which are recorded as a reduction of the debt balance on the Company's condensed consolidated balance sheets.
The Company's Term B Loan traded at approximately 96.0% and 99.0% of par value as of March 31, 2016 and December 31, 2015, respectively. The valuation of the Term B Loan was determined based on Level 2 inputs under the fair value hierarchy.
Bank facilities
In Australia, the Company's subsidiary is party to a revolving debt facility with a borrowing capacity of approximately $11.5 million, which matures on May 31, 2016, is subject to interest at a bank-specified rate plus 1.9% and is secured by substantially all the assets of the subsidiary. No amounts were outstanding under this agreement as of March 31, 2016 and December 31, 2015.
Capital leases and other long-term debt
Other long-term debt consists primarily of a bank credit line that provides liquidity for supplier payments for our Netherlands subsidiary which was entered into during the first quarter of 2016. The line provides total credit of $20.0 million. The total balance outstanding as of March 31, 2016 was $0.2 million, which is included in current maturities, long-term debt on the Company's condensed consolidated balance sheets.
8. Derivative Instruments
Foreign Currency Exchange Rate Risk
As of March 31, 2016, the Company was party to forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $22.0 million. The Company uses foreign currency forward contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain payments for contract manufacturing in its lower-cost manufacturing facilities. The foreign currency forward contracts hedge currency exposure between the Mexican peso and the U.S. dollar, the Thai baht and the Australian dollar and the U.S. dollar and the Australian dollar and mature at specified monthly settlement dates through December 2016. At inception, the Company designated the foreign currency forward contracts as cash flow hedges. Upon purchase of certain inventories, the Company de-designates the foreign currency forward contract.
Financial Statement Presentation
As of March 31, 2016 and December 31, 2015, the fair value carrying amount of the Company's derivative instruments are recorded as follows:

		Asset / (Liability) Derivatives
	Balance Sheet Caption	March 31, 2016	December 31, 2015
		(dollars in thousands)
Derivatives designated as hedging instruments
Foreign currency forward contracts	Accrued liabilities	$(910)	$(800)
Total derivatives designated as hedging instruments		(910)	(800)
Derivatives de-designated as hedging instruments
Foreign currency forward contracts	Other assets	—	30
Foreign currency forward contracts	Accrued liabilities	(240)	(190)
Total derivatives de-designated as hedging instruments		(240)	(160)
Total derivatives		$(1,150)	$(960)

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables summarize the loss recognized in accumulated other comprehensive income ("AOCI"), the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings as of and for the three months ended March 31, 2016 and 2015:

	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion, net of tax)			Amount of Loss Reclassified from AOCI into Earnings
				Three months ended March 31,
	As of March 31, 2016	As of December 31, 2015	Location of Loss Reclassified from AOCI into Earnings (Effective Portion)	2016	2015
	(dollars in thousands)			(dollars in thousands)
Derivatives instruments
Foreign currency forward contracts	$(760)	$(710)	Cost of sales	$(470)	$(190)
Over the next 12 months, the Company expects to reclassify approximately $1.0 million of pre-tax deferred losses from AOCI to cost of sales as the inventory purchases are settled.
De-designated Derivatives
The gain or loss resulting from the change in fair value on de-designated forward contracts is reported within cost of sales on the Company's condensed consolidated statements of income. The loss on de-designated derivatives amounted to $0.1 million for the three months ended March 31, 2016. There were no losses on de-designated derivatives during the three months ended March 31, 2015.
Fair Value Measurements
The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's foreign currency forward contracts use observable inputs such as forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 are shown below.

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
March 31, 2016
Foreign currency forward contracts	Recurring	$(1,150)	$—	$(1,150)	$—
December 31, 2015
Foreign currency forward contracts	Recurring	$(960)	$—	$(960)	$—

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

9. Segment Information
In March 2016, the Company realigned its executive management structure and, as a result, the information used by our chief operating decision maker ("CODM") to assess performance and allocate resources changed. Our Brazilian operations, which had previously been included in the Cequent Americas segment, is now managed as part of our former Cequent APEA segment, which has been renamed Horizon International. The remaining businesses within our former Cequent Americas segment have been renamed as Horizon North America. We believe reporting our results in this manner will provide better visibility and understanding into our business and better reflect our operational structure. We have recast prior period amounts to conform to the way we currently manage and monitor segment performance under the new segments.
Horizon North America - A market leader in the design, manufacture and distribution of a wide variety of high-quality, custom engineered towing, trailering and cargo management products and related accessories. These products are designed to support OEMs, original equipment suppliers, aftermarket and retail customers in the agricultural, automotive, construction, industrial, marine, military, recreational vehicle, trailer and utility end markets. Products include brake controllers, cargo management, heavy-duty towing products, jacks and couplers, protection/securing systems, trailer structural and electrical components, tow bars, vehicle roof racks, vehicle trailer hitches and additional accessories.
Horizon International - With a product offering similar to Horizon North America, Horizon International focuses its sales and manufacturing efforts in the Asia Pacific, Europe, Africa and Latin America regions of the world.
Segment activity is as follows:

	Three months ended March 31,
	2016	2015
	(dollars in thousands)
Net Sales
Horizon North America	$108,730	$103,580
Horizon International	37,380	38,780
Total	$146,110	$142,360
Operating Profit (Loss)
Horizon North America	$10,110	$5,900
Horizon International	2,450	2,270
Corporate expenses	(4,750)	(4,460)
Total	$7,810	$3,710
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Stock Options

On March 1, 2016, the Company granted 137,372 stock options to certain key employees, including named executive officers. These stock options have a term of ten years and vest ratably on (i) March 1, 2017, (ii) March 1, 2018 and (iii) March 1, 2019.

The following table provides the significant assumptions used to calculate the grant date fair market value of options granted using the Black-Scholes option pricing method:

March 1, 2016 Grant
Weighted-average fair value per option	$3.93
Exercise price	$10.08
Risk-free interest rate	1.39%
Dividend yield	0%
Expected stock volatility	40.59%
Expected life (years)	5.5

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The expected term was determined using the simplified method as described in Staff Accounting Bulletin Topic 14: "Share-Based Payment" because the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. In the absence of adequate stock price history of Horizon common stock, the expected volatility is based on the historical volatility of a selected group of peer companies' stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table summarizes Horizon stock option activity from December 31, 2015 to March 31, 2016:

	Number of Stock Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	218,436	$10.57
Granted	137,372	10.08
Exercised	—	—
Canceled, forfeited	—	—
Expired	—	—
Outstanding at March 31, 2016	355,808	$10.38	9.6	$782,647
As of March 31, 2016, there was $1.1 million in unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.4 years. There was no unrecognized compensation cost related to stock options as of March 31, 2015. The Company recognized approximately $0.2 million of stock-based compensation expense related to stock options during the three months ended March 31, 2016. The Company recognized no compensation expense for the three months ended March 31, 2015. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Restricted Shares

In February and March 2016, the Company granted an aggregate of 283,834 restricted stock units and performance stock units to certain key employees and non-employee directors. The total grants consisted of the following:

▪	2,375 time-based restricted stock units that vest on May 1, 2016

▪	152,113 time-based restricted stock units that vest in equal installments on March 1, 2017, March 1, 2018 and March 1, 2019

▪	20,787 time-based restricted stock units that vest on February 1, 2018

▪	40,000 time-based restricted stock units that vest on March 1, 2019

▪	68,559 market-based performance stock units that vest on March 1, 2019
The performance criteria for the market-based performance stock units is based on the Company's total shareholder return ("TSR") relative to the TSR of the common stock of a pre-defined industry peer group, measured over a period beginning January 1, 2016 and ending December 31, 2018. TSR is calculated as the Company's average closing stock price for the 20-trading days at the end of the performance period plus Company dividends, divided by the Company's average closing stock price for the 20-trading days prior to the start of the performance period. Depending on the performance achieved, the amount of shares earned can vary from 0% of the target award to a maximum of 200% of the target award. The Company estimated the grant-date fair value of the awards subject to a market condition using a Monte Carlo simulation model, using the following weighted-average assumptions: risk-free interest rate of 0.96% and annualized volatility of 34.3%. Due to the lack of adequate stock price history of Horizon common stock, the expected volatility is based on the historical volatility of the common stock of the peer group. The grant date fair value of the performance stock units was $16.07.

The grant date fair value of restricted shares is expensed over the vesting period. Restricted share fair values are based on the closing trading price of the Company's common stock on the date of grant. Changes in the number of restricted shares outstanding for the period ended March 31, 2016 were as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	372,219	$13.11
Granted	283,834	11.49
Vested	(94,084)	15.78
Canceled, forfeited	(4,465)	10.63
Outstanding at March 31, 2016	557,504	$11.85
As of March 31, 2016, there was $5.2 million in unrecognized compensation costs related to unvested restricted shares that is expected to be recognized over a weighted-average period of 2.6 years.
The Company recognized approximately $0.7 million and $1.0 million of stock-based compensation expense related to restricted shares during the three months ended March 31, 2016 and 2015, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
	(dollars in thousands, except for per share amounts)
Numerator:
Net income for basic and diluted earnings per share	$2,190	$1,480
Denominator:
Weighted average shares outstanding, basic	18,095,101	18,062,027
Dilutive effect of stock-based awards	136,461	72,448
Weighted average shares outstanding, diluted	18,231,562	18,134,475

Basic earnings per share	$0.12	$0.08
Diluted earnings per share	$0.12	$0.08
The effect of certain common stock equivalents were excluded from the computation of weighted average diluted shares outstanding for the three months ended March 31, 2016 and 2015, as inclusion would have resulted in antidilution. A summary of these antidilutive common stock equivalents is provided in the table below:

	Three months ended March 31,
	2016	2015
Number of options	265,233	—
Exercise price of options	$9.20 - $11.29	—
Restricted stock units	23,355	—
12. Employee Benefit Plans
The Company's domestic salaried and hourly employees participate in a defined contribution profit sharing plan sponsored by Horizon. The plan contains both contributory and noncontributory profit sharing arrangements, as defined. Aggregate charges included in the accompanying condensed consolidated statements of income under this plan were approximately $0.4 million for each of the three months ended March 31, 2016 and 2015.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

13. Other Comprehensive Income
Changes in AOCI by component, net of tax, for the three months ended March 31, 2016 are summarized as follows:

	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance, December 31, 2015	$(710)	$3,180	$2,470
Net unrealized gains (losses) arising during the period (a)	(510)	2,030	1,520
Less: Net realized losses reclassified to net income (b)	(450)	—	(450)
Net current-period change	(60)	2,030	1,970
Balance, March 31, 2016	$(770)	$5,210	$4,440
__________________________
(a) Derivative instruments, net of income tax benefit of $0.1 million. See Note 8, "Derivative Instruments," for further details.
(b) Derivative instruments, net of income tax benefit of $20.0 thousand. See Note 8, "Derivative Instruments," for further details.
Changes in AOCI by component, net of tax, for the three months ended March 31, 2015 are summarized as follows:

	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance, December 31, 2014	$(70)	$7,460	$7,390
Net unrealized losses arising during the period (a)	(80)	(5,240)	(5,320)
Less: Net realized losses reclassified to net income (b)	(180)	—	(180)
Net current-period change	100	(5,240)	(5,140)
Balance, March 31, 2015	$30	$2,220	$2,250
__________________________
(a) Derivative instruments, net of income tax expense of $40.0 thousand. See Note 8, "Derivative Instruments," for further details.
(b) Derivative instruments, net of income tax expense of $10.0 thousand. See Note 8, "Derivative Instruments," for further details.
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
The effective income tax rate was 25.3% and 36.8% for the three months ended March 31, 2016 and 2015, respectively. The lower effective tax rate for the three month period ended March 31, 2016 is primarily driven by the recognition of benefits associated with losses in certain jurisdictions with higher statutory tax rates.
During the three months ended March 31, 2016 and 2015, cash paid for domestic taxes was approximately $0.9 million and $1.1 million, respectively. The Company paid cash for foreign taxes of $0.6 million and $0.8 million during the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2015 , taxes were paid by our former parent company.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

15. Subsequent Events
In May 2016, the Company finalized plans to consolidate certain trademarks and trade names within the Horizon North America reportable segment by the end of 2016. As a result, the Company expects to incur non-cash charges of $2.4 million related to the impairment and accelerated amortization of these intangible assets.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition contains forward-looking statements regarding industry outlook and our expectations regarding the performance of our business. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under the heading "Forward-Looking Statements," at the beginning of this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the Company's reports on file with the Securities and Exchange Commission, as well as our Annual Report on Form 10-K for the year ended December 31, 2015 (See Item 1A. Risk Factors).
Separation from TriMas
We became an independent company as a result of the distribution by TriMas of 100 percent of the outstanding common shares of Horizon to TriMas shareholders. Each TriMas shareholder of record as of the close of business on June 25, 2015 received two Horizon common shares for every five TriMas common shares. The spin-off was completed June 30, 2015 and was structured to be tax-free to both TriMas and Horizon shareholders.
Overview
We are a leading designer, manufacturer and distributor of a wide variety of high-quality, custom-engineered towing, trailering, cargo management and other related accessory products on a global basis, serving the automotive aftermarket, retail and OE channels.
Our business is comprised of two reportable segments: Horizon North America and Horizon International. Horizon North America has historically operated primarily in North America, and we believe has been a leader in towing and trailering-related products sold through retail, aftermarket and OE channels. Horizon International focuses its sales and manufacturing efforts outside of North America, historically operating primarily in Australia, and we believe has been a leader in towing related products sold through the aftermarket and OE channels. We have expanded our footprint into other areas of New Zealand, Thailand, Europe, the United Kingdom, South Africa and Brazil. We are in the early stages of our development in these markets, initially focusing primarily on supporting OE customers.
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
Key Factors and Risks Affecting Our Reported Results.  Our products are sold into a diverse set of end-markets; the primary applications relate to automotive accessories for light and recreational vehicles. Purchases of automotive accessory parts are discretionary and we believe demand is driven by macro-economic factors including, (i) employment trends, (ii) consumer sentiment, and (iii) fuel prices, among others. We believe all of these metrics impact both our Work and Play-related sales. In addition, we believe the Play-related sales are more sensitive to changes in these indices, given the Play-related sales tend to be more directly related to disposable income levels. In general, recent decreases in unemployment and fuel prices, coupled with increases in consumer sentiment, are positive trends for our businesses.
In the three years preceding our spin-off as a public company, we invested $50 million in cash for restructuring or other initiatives and capital expenditures, primarily as follows:

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

▪
Initiated the close of our manufacturing facility in Ciudad Juarez, Mexico along with the distribution warehouse in El Paso, Texas, and the transfer of this volume to supply chain partners in China and our existing facilities in Reynosa, Mexico.

We believe these actions have reduced the cost of our manufacturing footprint and improved our flexibility to meet market demands.
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
We report shipping and handling expenses associated with our Horizon North America reportable segment's distribution network as an element of selling, general and administrative expenses in our condensed consolidated statements of income. As such, gross margins for the Horizon North America reportable segment may not be comparable to those of our Horizon International segment, which primarily rely on third-party distributors, for which all costs are included in cost of sales.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	As a Percentage of Net Sales	2015	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Horizon North America	$108,730	74.4%	$103,580	72.8%
Horizon International	37,380	25.6%	38,780	27.2%
Total	$146,110	100.0%	$142,360	100.0%
Gross Profit
Horizon North America	$30,230	27.8%	$27,450	26.5%
Horizon International	7,380	19.7%	7,850	20.2%
Total	$37,610	25.7%	$35,300	24.8%
Selling, General and Administrative Expenses
Horizon North America	$19,990	18.4%	$21,530	20.8%
Horizon International	4,950	13.2%	5,650	14.6%
Corporate expenses	4,750	N/A	4,460	N/A
Total	$29,690	20.3%	$31,640	22.2%
Net Gain (Loss) on Disposition of Property and Equipment
Horizon North America	$(130)	0.1%	$50	—%
Horizon International	20	0.1%	—	—%
Total	$(110)	0.1%	$50	—%
Operating Profit (Loss)
Horizon North America	$10,110	9.3%	$5,900	5.7%
Horizon International	2,450	6.6%	2,270	5.9%
Corporate expenses	(4,750)	N/A	(4,460)	N/A
Total	$7,810	5.3%	$3,710	2.6%
Depreciation and Amortization
Horizon North America	$2,820	2.6%	$2,590	2.5%
Horizon International	1,530	4.1%	1,810	4.7%
Corporate expenses	20	N/A	—	N/A
Total	$4,370	3.0%	$4,400	3.1%
Results of Operations
The principal factors impacting us during the three months ended March 31, 2016, compared with the three months ended March 31, 2015, were:

▪	global sales growth with our automotive OE customers driven by both new program awards and growth within existing programs;

▪
the impact of foreign currency, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies in our Horizon International segment; and

▪	the realization of previously implemented cost savings and productivity initiatives.

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015
Overall, net sales increased approximately $3.8 million, or 2.6%, to $146.1 million in the three months ended March 31, 2016, as compared with $142.4 million in the three months ended March 31, 2015. During the first quarter of 2016, net sales increased approximately $5.2 million driven primarily by gains in automotive OE, retail, and e-commerce channels, which were partially offset by declines in our aftermarket and industrial channels. Net sales in our Horizon International segment declined by $1.4 million as increases with our automotive OE customers in Australia, Germany and South Africa were more than offset by the impact of unfavorable currency exchange.
Gross profit margin (gross profit as a percentage of net sales) approximated 25.7% and 24.8% for the three months ended March 31, 2016 and 2015, respectively. Gross profit margin improved in our Horizon North America segment as a result of a favorable product sales mix, lower commodity and input costs, which were partially offset by costs associated with consolidating our manufacturing facilities. Gross profit margin in our Horizon International operating segment decreased primarily due to unfavorable currency exchange, which was partially offset by higher sales volumes and productivity initiatives.
Operating profit margin (operating profit as a percentage of net sales) approximated 5.3% and 2.6% in the three months ended March 31, 2016 and 2015, respectively. Operating profit increased approximately $4.1 million, or 110.5%, to $7.8 million in the three months ended March 31, 2016, from $3.7 million in the three months ended March 31, 2015, primarily due to higher sales volumes, favorable product mix and lower input costs in our Horizon North America segment.
Interest expense increased approximately $4.2 million, to $4.3 million, in the three months ended March 31, 2016, as compared to $0.1 million in the three months ended March 31, 2015. The increase is a result of our Term B Loan to finance a dividend payable to our former parent in connection with our spin-off at the end of June 2015, while operating funds are now provided by a revolving ABL Facility.
Other expense, net decreased by $0.6 million in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily driven by lower foreign currency transaction losses as the U.S. dollar stabilized in relation to the foreign currencies in which we operate.
The effective income tax rate for the three months ended March 31, 2016 and 2015 was 25.3% and 36.8%, respectively. The lower effective tax rate for the three months ended March 31, 2016 is primarily driven by the recognition of benefits associated with losses in certain jurisdictions with higher statutory tax rates.
Net income increased by approximately $0.7 million, to $2.2 million in the three months ended March 31, 2016, compared to $1.5 million in the three months ended March 31, 2015. The increase was primarily the result of a $4.1 million increase in operating profit and a decrease of $0.6 million in other expense, partially offset by a $4.2 million increase in interest expense.
See below for a discussion of operating results by segment.
Horizon North America.    Net sales increased approximately $5.2 million, or 5.0%, to $108.7 million in the three months ended March 31, 2016, as compared to $103.6 million in the three months ended March 31, 2015. The net sales growth is primarily due to quarter-over-quarter increases within our automotive OE, retail, and e-commerce channels, partially offset by sales declines in our aftermarket and industrial channels. Net sales within our automotive OE channel increased approximately $6.9 million, primarily driven by new programs. Net sales within our retail channel increased approximately $2.8 million, primarily driven by growth with existing mass merchant, home hardware, and agricultural retailers, partially offset by a decline in net sales to our automotive retailer customers as a result of higher product roll-outs in the first quarter of 2015 compared to the first quarter of 2016. Net sales within our e-commerce channel increased by approximately $1.0 million, primarily due to increased demand at a major Internet retailer and automotive Internet retailers. Partially offsetting these increases was a net sales decrease of approximately $3.6 million within our aftermarket channel, primarily due to the elimination of certain promotional incentives offered to our customers during the first quarter of 2015 that we did not make available to our customers during the first quarter of 2016. Also offsetting the net sales increase was a decrease of approximately $2.1 million within our industrial channel, primarily due to lower demand from our OE and warehouse distributor customers servicing energy and agricultural end markets. The remaining change is attributable to our other market channels which remained relatively flat quarter-over-quarter.
Horizon North America's gross profit increased approximately $2.8 million to $30.2 million, or 27.8% of net sales, in the three months ended March 31, 2016, from approximately $27.5 million, or 26.5% of net sales, in the three months ended March 31, 2015, primarily due to higher sales levels. Gross profit margin was positively impacted due to a favorable product sales mix within our automotive OE channel, as sales of our higher margin brake controllers and heavy duty towing products were higher quarter-over-quarter. Also positively impacting gross profit margin in the first quarter of 2016 as compared to the first quarter of 2015 were favorable commodity prices, lower labor input costs in our Mexican facilities as a result of a strengthened U.S. dollar in relation to the Mexican peso, and lower freight costs as we benefited from efforts to localize supply chain near our manufacturing facility. Partially offsetting these increases in gross profit margin was approximately $0.7 million of costs associated with the consolidation of our manufacturing facilities.
Selling, general and administrative expenses decreased approximately $1.5 million to $20.0 million, or 18.4% of net sales, in the three months ended March 31, 2016, as compared to $21.5 million, or 20.8% of net sales, in the three months ended March 31, 2015. Selling, general and administrative costs as a percent of net sales decreased due to lower trade promotions costs and lower legal expenses for normal course claims.
Horizon North America's operating profit increased approximately $4.2 million to $10.1 million, or 9.3% of net sales, in the three months ended March 31, 2016, as compared to $5.9 million, or 5.7% of net sales, in the three months ended March 31, 2015, primarily due to higher sales and lower selling, general and administrative expenses. Operating profit margin increased primarily due to favorable channel mix in higher margin automotive OE categories, favorable commodities prices and labor costs as a result of a stronger U.S. dollar relative to the Mexican peso, and lower freight costs. These effects were partially offset by the impact of approximately $0.7 million of costs associated with the consolidation of our manufacturing footprint.
Horizon International.    Net sales decreased approximately $1.4 million, or 3.6%, to $37.4 million in the three months ended March 31, 2016, as compared to $38.8 million in the three months ended March 31, 2015. Net sales were negatively impacted by approximately $4.1 million of unfavorable currency exchange. Net sales increased approximately $2.2 million driven primarily by increased volume within an existing automotive OE customer in Australia resulting from new program awards and growth within existing programs. Net sales increased by $2.1 million in our Germany and South Africa businesses due to new automotive OE program awards, partially offset by a decrease in Thailand of $1.5 million caused by the run down of an automotive OE program.
Horizon International's gross profit decreased approximately $0.5 million to $7.4 million, or 19.7% of net sales, in the three months ended March 31, 2016, from approximately $7.9 million, or 20.2% of net sales, in the three months ended March 31, 2015. Gross profit was negatively impacted by approximately $0.8 million of unfavorable foreign currency exchange, and further adversely impacted with $0.3 million higher material costs in our Australia business as a result of the weaker Australian dollar. These impacts were partially offset by higher sales volumes in Australia, Germany and South Africa and cost savings and productivity initiatives within our Australia and Thailand businesses.
Selling, general and administrative expenses decreased approximately $0.7 million to $5.0 million, or 13.2% of net sales, in the three months ended March 31, 2016, as compared to $5.7 million, or 14.6% of net sales, in the three months ended March 31, 2015. Selling, general and administrative expenses remained relatively flat compared to 2015, with the decrease year-over-year due to approximately $0.6 million favorable impact of foreign currency exchange.
Horizon International's operating profit increased approximately $0.2 million to $2.5 million, or 6.6% of net sales, in the three months ended March 31, 2016, as compared to $2.3 million, or 5.9% of net sales, in the three months ended March 31, 2015, primarily due to the impact of higher sales volumes and productivity initiatives realized in 2016.
Corporate Expenses.   Corporate expenses included in operating profit increased approximately $0.3 million to $4.8 million in the three months ended March 31, 2016, as compared to $4.5 million in the three months ended March 31, 2015. For all periods prior to the spin-off, the condensed consolidated financial statements include expense allocations for certain functions provided by our former parent; however, the allocations may not be comparable to the corporate expenses we incurred as a stand-alone company. Corporate expenses included in operating profit in the three months ended March 31, 2015 in the accompanying condensed consolidated financial statements were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue or headcount.
Liquidity and Capital Resources
Our capital and working capital requirements are funded through a combination of cash flows from operations, cash on hand and borrowings under our ABL Facility. We utilize intercompany loans and equity contributions to fund our worldwide operations. As of March 31, 2016 and December 31, 2015, there was $7.0 million and $10.5 million, respectively, of cash held at foreign subsidiaries. There may be country specific regulations that may restrict or result in increased costs in the repatriation of these funds. See Note 7, “Long-term Debt” included in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements," within this quarterly report on Form 10-Q.
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
Cash Flows - Operating Activities
Net cash used for operating activities were approximately $23.6 million and $26.9 million during the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016, the Company generated $9.3 million in cash flows, based on the reported net income of $2.2 million and after considering the effects of non-cash items related to losses on dispositions of property and equipment, depreciation, amortization, stock compensation, changes in deferred income taxes, amortization of original issuance discount and debt issuance costs, and other, net. During the three months ended March 31, 2015, the Company generated $6.1 million based on the reported net income of $1.5 million and after considering the effects of similar non-cash items.
Changes in operating assets and liabilities used approximately $32.9 million and $33.0 million of cash during the three months ended March 31, 2016 and 2015, respectively. Increases in accounts receivable resulted in a use of cash of $21.1 million and $21.5 million during the three months ended March 31, 2016 and 2015, respectively. The increases in accounts receivable for both periods is a result of higher sales activity during the first quarter compared to the fourth quarter due to seasonality.
Changes in inventory resulted in a source of cash of approximately $5.1 million during the three months ended March 31, 2016 and use of cash of approximately $8.3 million during the three months ended March 31, 2015. The decrease in inventory during the three months ended March 31, 2016 was due to the timing of purchases and stronger first quarter sales in 2016 as compared to 2015. The increase in inventory during three months ended March 31, 2015 was to support the increased sales volumes as compared to year end.
Decreases in accounts payable and accrued liabilities resulted in a use of cash of approximately $14.8 million and $2.1 million during the three months ended March 31, 2016 and 2015, respectively. The decrease in accounts payable and accrued liabilities during the three months ended March 31, 2016 is primarily related to the timing of payments made to suppliers, mix of vendors and related terms, as well as decreases in certain compensation accruals primarily related to bonus payments. The decrease in accounts payable and accrued liabilities during the three months ended March 31, 2015 is primarily related to the reduction in certain compensation accruals primarily related to bonus payments.
Cash Flows - Investing Activities
Net cash used for investing activities during the three months ended March 31, 2016 and 2015 was approximately $3.3 million and $2.2 million, respectively. During the first three months of 2016, we invested approximately $3.4 million in capital expenditures, as we have continued our investment in growth, capacity and productivity-related capital projects. Cash received from the disposition of property and equipment was approximately $0.1 million primarily due to the sale of assets in Europe and South Africa. During the first three months of 2015, we incurred approximately $2.3 million in capital expenditures and received cash from the disposition of property and equipment of approximately $0.1 million.
Cash Flows - Financing Activities
Net cash provided by financing activities was approximately $21.9 million and $28.5 million during the three months ended March 31, 2016 and 2015, respectively. During the first three months of 2016, our net borrowings from our ABL Facility totaled $25.0 million. We also used a net cash amount of approximately $2.5 million for repayments on our Term B Loan. During the first three months of 2015, cash provided by financing activities primarily resulted from net transfers from our former parent.
Our Debt and Other Commitments
We and certain of our subsidiaries are party to the ABL Facility, an asset-based revolving credit facility, that provides for $99.0 million of funding on a revolving basis, as well as a Term B Loan under which we borrowed an aggregate of $200.0 million. The ABL Facility matures in June 2020 and bears interest on outstanding balances at variable rates as outlined in the agreement, while the Term B Loan matures in June 2021 and bears interest at variable rates in accordance with the credit agreement. Refer to Note 7, "Long-term Debt," in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements," included within this quarterly report on Form 10-Q for additional information.
As of March 31, 2016, approximately $25.0 million was outstanding on the ABL Facility bearing interest at a weighted average rate of 2.23% and $192.5 million was outstanding on the Term B Loan bearing interest at 7.00%. The Company had $62.6 million in available funds from the ABL Facility as of March 31, 2016.
The ABL Facility and Term B Loan agreements contain various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including restrictions on incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The ABL Facility does not include any financial maintenance covenants other than a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing twelve-month basis, which will be tested only upon the occurrence of an event of default or certain other conditions as specified in the agreement. The Term B Loan contains a financial maintenance covenant which requires us to maintain a net leverage ratio not exceeding, through the fiscal quarter ending September 30, 2016, 5.25 to 1.00; through the fiscal quarter ending September 30, 2017, 5.00 to 1.00; through the fiscal quarter ending September 30, 2018, 4.75 to 1.00; and thereafter, 4.50 to 1.00. As of March 31, 2016, we were in compliance with our financial covenants contained in the ABL Facility and the Term B Loan.
Our Australian subsidiary is party to a facility agreement consisting of an approximately $11.5 million revolving trade finance facility, which matures on May 31, 2016, is subject to interest at Bank Bill Swap rate plus 1.90% and is secured by substantially all the assets of the subsidiary. No amounts were outstanding under this agreement as of March 31, 2016 and December 31, 2015. Borrowings under this arrangement are also subject to financial and reporting covenants. Financial covenants include a working capital coverage ratio (working capital over total debt), a minimum tangible net worth calculation (total assets plus subordinated debt, less liabilities, intangible assets and goodwill) and an interest coverage ratio (earnings before interest and taxes over gross interest cost). We were in compliance with such covenants for all periods presented.
We are subject to variable interest rates on our term loan and revolving credit facility. As of March 31, 2016, 1-Month LIBOR and 3-Month LIBOR approximated 0.44% and 0.63%, respectively.
Principal payments required under the credit agreement for the Term B Loan are $2.5 million due each calendar quarter, with the remaining principal due on maturity, June 30, 2021. Commencing with the fiscal year ending December 31, 2016, and for each fiscal year thereafter, we will also be required to make prepayments of outstanding term loans under the Term B Loan in an amount equal to 50.0% of our excess cash flow for such fiscal year, as defined, subject to adjustments based on our leverage ratio and optional prepayments of term loans and certain other indebtedness.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases and annual rent expense related thereto approximated $15.8 million for the year ended December 31, 2015. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.

The following is a reconciliation of net income, as reported, which is a U.S. GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended March 31, 2016. We present Consolidated Bank EBITDA to show our performance under our financial covenants.

		Less:	Add:
	Year Ended December 31, 2015	Three Months Ended March 31, 2015	Three Months Ended March 31, 2016	Twelve Months Ended March 31, 2016
	(dollars in thousands)
Net income	$8,300	$1,480	$2,190	$9,010
Bank stipulated adjustments:
Interest expense, net (as defined)	8,810	120	4,270	12,960
Income tax expense (benefit)	(1,280)	860	740	(1,400)
Depreciation and amortization	17,080	4,400	4,370	17,050
Non-cash compensation expense(1)	2,530	960	860	2,430
Other non-cash expenses or losses	11,350	4,540	310	7,120
Non-recurring expenses or costs (as defined)(2)	5,000	530	370	4,840
Interest-equivalent costs associated with any Specified Vendor Receivables Financing	900	200	220	920
Consolidated Bank EBITDA, as defined	$52,690	$13,090	$13,330	$52,930

	March 31, 2016
	(dollars in thousands)
Total Consolidated Indebtedness	$199,620
Consolidated Bank EBITDA, as defined	52,930
Actual leverage ratio	3.77	x
Covenant requirement	5.25	x
______________________
(1) Non-cash compensation expenses resulting from the grant of restricted shares of common stock and common stock options. Includes amounts allocated by former parent company.
(2) Under our credit agreement, cost and expenses related to cost savings projects, including restructuring and severance expenses, are not to exceed $5 million in any fiscal year and $15 million in aggregate, commencing on or after January 1, 2015.
Refer to Note 7, "Long-term Debt," in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements," included within this quarterly report on Form 10-Q for additional information.
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On April 30, 2015, Moody's assigned a rating of B2 to our then proposed $215 million senior secured term loan, as presented in Note 7, "Long-term Debt" included in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements" within this quarterly report on Form 10-Q. Moody's also assigned a Ba2 to our corporate family rating and established our outlook as stable. On April 30, 2015, Standard & Poor's assigned a B corporate credit rating to our then proposed $215 million senior secured term loan. Standard & Poor's also assigned our outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
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
We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of March 31, 2016, we were party to forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $22.0 million. See Note 8, "Derivative Instruments," included in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements," within this quarterly report on Form 10-Q.
We are also subject to interest risk as it relates to our long-term debt. We may in the future use interest rate swap agreements to fix the variable portion of our debt to manage this risk.
Outlook
We believe the macroeconomic environment in 2016 will continue to present various challenges for many of our businesses, most notably due to the ongoing strengthening of the U.S. dollar relative to foreign currencies and little or no general economic growth. We believe our strong brand positions, portfolio of product offerings, and existing customer relationships position us to see growth that mirrors or slightly exceeds the underlying market for the current year. Concerns around a manufacturing recession that existed early in the first quarter appear to have abated as the quarter ended.
We attempt to mitigate the uncertainty in external factors by executing productivity projects across our businesses which we believe will drive future margin expansion, including leveraging recent investments in our low-cost manufacturing footprint, global customer relationships and global manufacturing and distribution capabilities. We believe these initiatives will continue to impact the business through 2016 and beyond, and enhancing our margins and business portfolio over time.
Our strategic priorities are to improve margins, reduce our leverage, and drive top line growth.
Impact of New Accounting Standards
See Note 2, "New Accounting Pronouncements," included in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements," within this quarterly report on Form 10-Q.
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
During the quarter ended March 31, 2016, there were no material changes to the items that we disclosed as our critical accounting policies in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to market risk associated with fluctuations in foreign currency exchange rates. We are also subject to interest risk as it relates to long-term debt. See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 7, "Long-term Debt," and Note 8, "Derivative Instruments," in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements," included within this quarterly report on Form 10-Q for additional information.
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
Evaluation of disclosure controls and procedures
As of March 31, 2016, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
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
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. There have been no significant changes in our risk factors as disclosed in our 2015 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits.
Exhibits Index:

3.1(b)	Amended and Restated Certificate of Incorporation of Horizon Global Corporation.
3.2(a)	Amended and Restated By-laws of Horizon Global Corporation.
10.1	Form of Restricted Stock Units Agreement - CEO Award Program - 2016 Grant.
10.2	Form of Performance Share Units Agreement - Annual Grant.
10.3	Form of Restricted Stock Units Agreement - Annual Grant.
10.4	Form of Nonqualified Stock Option Agreement - Annual Grant.
10.5	Form of Restricted Stock Units Agreement - CEO Grant.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-1/A filed on June 11, 2015 (Reg. No. 333-203138).
(b)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 11, 2015 (File No. 001-37427).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON GLOBAL CORPORATION (Registrant)

/s/ DAVID G. RICE

Date:	May 3, 2016	By:	David G. Rice Chief Financial Officer

Exhibits Index:

3.1(b)	Amended and Restated Certificate of Incorporation of Horizon Global Corporation.
3.2(a)	Amended and Restated By-laws of Horizon Global Corporation.
10.1	Form of Restricted Stock Units Agreement - CEO Award Program - 2016 Grant.
10.2	Form of Performance Share Units Agreement - Annual Grant.
10.3	Form of Restricted Stock Units Agreement - Annual Grant.
10.4	Form of Nonqualified Stock Option Agreement - Annual Grant.
10.5	Form of Restricted Stock Units Agreement - CEO Grant.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-1/A filed on June 11, 2015 (Reg. No. 333-203138).
(b)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 11, 2015 (File No. 001-37427).