Form 10-Q
period 2016-06-30
Horizon Global Corp
filed 2016-08-09
CIK 1637655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2016
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from to .
Commission file number 001-37427
HORIZON GLOBAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-3574483 (IRS Employer Identification No.)
2600 W. Big Beaver Road, Suite 555
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of August 4, 2016, the number of outstanding shares of the Registrant's common stock, par value $0.01 per share, was 18,193,019 shares.

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

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,040	$23,520
Receivables, net of reserves of approximately $3.1 million and $3.0 million as of June 30, 2016 and December 31, 2015, respectively	88,540	63,050
Inventories	107,600	119,470
Prepaid expenses and other current assets	6,880	5,120
Total current assets	234,060	211,160
Property and equipment, net	46,430	45,890
Goodwill	5,440	4,410
Other intangibles, net	51,830	56,020
Deferred income taxes	4,760	4,500
Other assets	10,320	9,600
Total assets	$352,840	$331,580
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$12,490	$10,130
Accounts payable	79,760	78,540
Accrued liabilities	40,910	39,820
Total current liabilities	133,160	128,490
Long-term debt	184,280	178,610
Deferred income taxes	2,970	2,910
Other long-term liabilities	18,640	19,570
Total liabilities	339,050	329,580
Commitments and contingent liabilities	—	—
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 18,192,839 shares at June 30, 2016 and 18,131,865 shares at December 31, 2015	180	180
Paid-in capital	2,870	1,300
Retained earnings (accumulated deficit)	7,570	(1,950)
Accumulated other comprehensive income	3,170	2,470
Total shareholders' equity	13,790	2,000
Total liabilities and shareholders' equity	$352,840	$331,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited—dollars in thousands, except for per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net sales	$167,760	$158,540	$313,870	$300,900
Cost of sales	(122,050)	(120,790)	(230,550)	(227,850)
Gross profit	45,710	37,750	83,320	73,050
Selling, general and administrative expenses	(31,970)	(30,550)	(61,660)	(62,190)
Impairment of intangible assets	(2,240)	—	(2,240)	—
Net loss on dispositions of property and equipment	(380)	(1,840)	(490)	(1,790)
Operating profit	11,120	5,360	18,930	9,070
Other expense, net:
Interest expense	(4,230)	(120)	(8,500)	(240)
Other expense, net	(560)	(720)	(1,170)	(1,970)
Other expense, net	(4,790)	(840)	(9,670)	(2,210)
Income before income tax credit (expense)	6,330	4,520	9,260	6,860
Income tax credit (expense)	1,000	(2,320)	260	(3,180)
Net income	$7,330	$2,200	$9,520	$3,680
Net income per share:
Basic	$0.40	$0.12	$0.53	$0.20
Diluted	$0.40	$0.12	$0.52	$0.20
Weighted average common shares outstanding:
Basic	18,162,451	18,062,027	18,130,081	18,062,027
Diluted	18,319,068	18,134,475	18,260,246	18,134,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited—dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income	$7,330	$2,200	$9,520	$3,680
Other comprehensive income (loss), net of tax:
Foreign currency translation	(1,730)	1,150	300	(4,090)
Derivative instruments (Note 13)	460	(280)	400	(180)
Total other comprehensive income (loss)	(1,270)	870	700	(4,270)
Total comprehensive income (loss)	$6,060	$3,070	$10,220	$(590)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited—dollars in thousands)

	Six months ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$9,520	$3,680
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Loss on dispositions of property and equipment	490	1,790
Depreciation	4,990	5,080
Amortization of intangible assets	3,640	3,720
Impairment of intangible assets	2,240	—
Amortization of original issuance discount and debt issuance costs	930	—
Deferred income taxes	(370)	980
Non-cash compensation expense	1,830	1,270
Increase in receivables	(23,870)	(31,110)
(Increase) decrease in inventories	12,540	(4,140)
Increase in prepaid expenses and other assets	(1,580)	(1,630)
Increase (decrease) in accounts payable and accrued liabilities	(2,680)	12,800
Other, net	(270)	670
Net cash provided by (used for) operating activities	7,410	(6,890)
Cash Flows from Investing Activities:
Capital expenditures	(6,670)	(4,140)
Net proceeds from disposition of property and equipment	240	1,470
Net cash used for investing activities	(6,430)	(2,670)
Cash Flows from Financing Activities:
Proceeds from borrowings on credit facilities	36,770	73,100
Repayments of borrowings on credit facilities	(37,280)	(65,410)
Proceeds from Term B Loan, net of issuance costs	—	192,970
Repayments of borrowings on Term B Loan	(5,000)	—
Proceeds from ABL Revolving Debt	81,930	7,720
Repayments of borrowings on ABL Revolving Debt	(71,930)	—
Proceeds from borrowings on Vendor Financing	2,390	—
Net transfers from former parent	—	27,630
Cash dividend paid to former parent	—	(214,500)
Shares surrendered upon vesting of employees' share based payment awards to cover tax obligations	(260)	—
Net cash provided by financing activities	6,620	21,510
Effect of exchange rate changes on cash	(80)	(620)
Cash and Cash Equivalents:
Increase for the period	7,520	11,330
At beginning of period	23,520	5,720
At end of period	$31,040	$17,050
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,510	$220

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Six Months Ended June 30, 2016
(unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2015	$180	$1,300	$(1,950)	$2,470	$2,000
Net income	—	—	9,520	—	9,520
Other comprehensive income, net of tax	—	—	—	700	700
Shares surrendered upon vesting of employees' share based payment awards to cover tax obligations	—	(260)	—	—	(260)
Non-cash compensation expense	—	1,830	—	—	1,830
Balances, June 30, 2016	$180	$2,870	$7,570	$3,170	$13,790

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
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Our interim condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. You should read these financial statements in conjunction with our audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. It is management's opinion that these financial statements contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. The Company's condensed consolidated financial statements may not be indicative of the Company's future performance and do not necessarily reflect what the results of operations, financial position, and cash flows would have been had it been operated as a stand-alone company during all periods presented.
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

2. New Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies several aspects of share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for public entities for fiscal years beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. The Company early adopted this guidance effective June 30, 2016. The Company adopted the provisions related to forfeitures on a modified retrospective basis to record actual forfeitures as they occur, and the impact on our condensed consolidated balance sheet as of December 31, 2015 includes an increase of accumulated deficit of $40 thousand, with a corresponding increase in paid-in capital. The provisions related to income taxes and the statement of cash flows were adopted on a prospective basis and did not have a material impact on the Company's condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", which supersedes the leases requirements in "Leases (Topic 840)." The objective of this update is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The Company is in the process of assessing the impact of the adoption of ASU 2016-02 on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes," which requires companies to present deferred income tax assets and deferred income tax liabilities as non-current in a classified balance sheet instead of the current requirement to separate them into current and non-current amounts. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. The Company early adopted this guidance effective December 31, 2015 on a retrospective basis. The impact of this ASU on our consolidated balance sheets as of December 31, 2015 includes a reclassification of current deferred tax assets to non-current deferred tax assets of $2.6 million and non-current deferred tax liabilities of $3.7 million. Other than these reclassifications, the adoption of this update did not have a significant impact on our financial position, results of operations or cash flows.
In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." This guidance provides that inventory not measured using the last-in, first out ("LIFO") or retail inventory methods should be measured at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory. For public business entities, the amendment is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendment should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is in the process of assessing the impact of the adoption of this update on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." This guidance requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 was originally effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016; however, in August 2015, the FASB approved a one-year deferral of the effective date through the issuance of ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date." In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Gross versus Net)," which provides amendments to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," which provides amendments to clarify two aspects of Topic 606: identifying performance obligations; and licensing implementation guidance. The FASB issued ASU 2016-11, "Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting," in May 2016,  which rescinded of several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance related to accounting for shipping and handling fees and costs, freight services and consideration given by a vendor to a customer. Also in May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," which provides amendments to Topic 606, including improvements to guidance on collectability, non-cash

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

consideration, and completed contracts at transition. Furthermore, the ASU 2016-12 amendments include a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other taxes collected from customers. The Company is in the process of assessing the impact of the adoption of the aforementioned ASUs on its consolidated financial statements.
3. Facility Closure
Ciudad Juarez, Mexico and El Paso, Texas facilities
In July 2015, the Company announced plans to close its manufacturing facility in Ciudad Juarez, Mexico along with its distribution warehouse in El Paso, Texas. During the second quarter of 2016, the Company vacated the Juarez, Mexico and El Paso, Texas sites. Upon the cease use date of the facilities, the Company recorded an accrual of approximately $2.6 million for estimated future unrecoverable lease obligations, net of estimated sublease recoveries, for the lease agreements expiring in 2019 and 2020, respectively. The corresponding expense consists of $1.9 million recorded as cost of sales and $0.7 million recorded as selling, general and administrative expenses in the accompanying condensed consolidated statement of income. Most of the manufacturing was relocated to the Company's existing facilities in Reynosa, Mexico. The distribution operations moved to a new warehouse facility, also in Reynosa, Mexico.
During the third quarter of 2015, the Company recorded charges, primarily for severance benefits for its approximately 214 hourly workers to be involuntarily terminated. These charges were approximately $0.9 million, of which approximately $0.8 million was included in cost of sales and approximately $0.1 million was included in selling, general and administrative expenses. Also, during the third quarter of 2015, the Company recorded charges, primarily related to severance benefits for approximately 47 salaried employees to be involuntarily terminated as part of the closure of approximately $0.9 million, of which approximately $0.7 million was included in cost of sales and approximately $0.2 million was included in selling, general and administrative expenses. As of June 30, 2016, the hourly and salaried severance benefits have been fully paid.
In addition, the Company incurred approximately $0.1 million and $0.4 million of pre-tax non-cash charges related to accelerated depreciation expense for the three and six months ended June 30, 2016, respectively. These depreciation charges are the result of shortening the expected lives on certain machinery, equipment and leasehold improvement assets that the Company will no longer utilize following the facility closure.
4. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended June 30, 2016 are summarized as follows:

	Horizon North America	Horizon International	Total
	(dollars in thousands)
Balance, December 31, 2015	$—	$4,410	$4,410
Foreign currency translation and other	—	1,030	1,030
Balance, June 30, 2016	$—	$5,440	$5,440

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

In May 2016, the Company made a decision to simplify its brand offering in the Horizon North America reportable segment. Based on this decision, the Company no longer expects that the economic benefit of certain indefinite-lived trade names extends beyond the foreseeable future. As a result, during the second quarter of 2016, the Company determined these trade names with an aggregate carrying value of $2.4 million should be assigned finite useful lives. In accordance with ASC 350, "Intangibles - Goodwill and Other," these trade names were first tested for impairment as indefinite-lived intangible assets resulting in non-cash intangible asset impairment charges of $2.2 million. The remaining $0.2 million was reclassified to amortizable intangible assets during the second quarter of 2016, and will be amortized within selling, general and administrative costs over the remainder of the year. The Company incurred approximately $40 thousand of charges related to the amortization of the remaining carrying value of these intangible assets during the three and six months ended June 30, 2016.
The gross carrying amounts and accumulated amortization of the Company's other intangibles as of June 30, 2016 and December 31, 2015 are summarized below. The Company amortizes these assets over periods ranging from three to 25 years, except for impaired trade names which will be amortized over the remainder of the year.

	June 30, 2016		December 31, 2015
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$33,070	$(27,500)	$32,550	$(26,880)
Customer relationships, 15 – 25 years	105,380	(81,150)	105,380	(78,180)
Total customer relationships	138,450	(108,650)	137,930	(105,060)
Technology and other, 3 – 15 years	15,310	(14,220)	14,480	(14,060)
Trademark/Trade names, <1 year	150	(40)	—	—
Total finite-lived intangible assets	153,910	(122,910)	152,410	(119,120)
Trademark/Trade names, indefinite-lived	20,830	—	22,730	—
Total other intangible assets	$174,740	$(122,910)	$175,140	$(119,120)
Amortization expense related to intangible assets as included in the accompanying condensed consolidated statements of income is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Technology and other, included in cost of sales	$40	$60	$70	$120
Customer relationships & Trademark/Trade names, included in selling, general and administrative expenses	1,810	1,790	3,570	3,600
Total amortization expense	$1,850	$1,850	$3,640	$3,720

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

5. Inventories
Inventories consist of the following components:

	June 30, 2016	December 31, 2015
	(dollars in thousands)
Finished goods	$72,400	$83,870
Work in process	7,240	7,080
Raw materials	27,960	28,520
Total inventories	$107,600	$119,470
6. Property and Equipment, Net
Property and equipment consists of the following components:

	June 30, 2016	December 31, 2015
	(dollars in thousands)
Buildings	$7,740	$8,330
Machinery and equipment	99,500	95,860
	107,240	104,190
Less: Accumulated depreciation	60,810	58,300
Property and equipment, net	$46,430	$45,890
Depreciation expense included in the accompanying condensed consolidated statements of income is as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Depreciation expense, included in cost of sales	$2,070	$2,110	$4,250	$4,260
Depreciation expense, included in selling, general and administrative expense	340	430	740	820
Total depreciation expense	$2,410	$2,540	$4,990	$5,080
7. Long-term Debt
The Company's long-term debt consists of the following:

	June 30, 2016	December 31, 2015
	(dollars in thousands)
ABL Facility	$10,000	$—
Term B Loan	184,200	188,520
Bank facilities, capital leases and other long-term debt	2,570	220
	196,770	188,740
Less: Current maturities, long-term debt	12,490	10,130
Long-term debt	$184,280	$178,610

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
The ABL Loan Agreement contains customary negative covenants, and does not include any financial maintenance covenants other than a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing twelve-month basis, which will be tested only upon the occurrence of an event of default or certain other conditions as specified in the agreement. At June 30, 2016, the Company was in compliance with its financial covenants contained in the ABL Facility.
Debt issuance costs of approximately $2.5 million were incurred in connection with the entry into and amendment of the ABL Facility. These debt issuance costs will be amortized into interest expense over the contractual term of the loan. The Company recognized approximately $0.1 million and $0.3 million of amortization of debt issuance costs for the three and six months ended June 30, 2016, respectively, which is included in the accompanying condensed consolidated statements of income. There was no amortization of debt issuance costs for the three and six months ended June 30, 2015. As of June 30, 2016, there were $2.1 million of unamortized debt issuance costs included in other assets in the accompanying condensed consolidated balance sheets.
As of June 30, 2016, there was approximately $10.0 million outstanding under the ABL Facility with a weighted average interest rate of 2.8%. Total letters of credit issued at June 30, 2016 were approximately $9.4 million. The Company had $79.6 million in available funds from the ABL Facility as of June 30, 2016.
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
All of the indebtedness under the Term B Loan is and will be guaranteed by the Company's existing and future material domestic subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors. The Term B Loan contains customary negative covenants, and also contains a financial maintenance covenant which requires the Company to maintain a net leverage ratio not exceeding, through the fiscal quarter ending September 30, 2016, 5.25 to 1.00; through the fiscal quarter ending September 30, 2017, 5.00 to 1.00; through the fiscal quarter ending September 30, 2018, 4.75 to 1.00; and thereafter, 4.50 to 1.00. At June 30, 2016, the Company was in compliance with its financial covenants as described in the Term B Loan.
Debt issuance costs of approximately $3.2 million were incurred in connection with the Term B Loan, along with the original issue discount of $4.0 million. Both the debt issuance costs and the original issue discount will be amortized into interest expense over the life of the Term B Loan. The Company recognized approximately $0.3 million and $0.6 million of amortization of debt issuance costs and original issue discount during the the three and six months ended June 30, 2016, respectively, which is included in the accompanying condensed consolidated statements of income. There was no amortization of debt issuance costs and original issue discount for the three and six months ended June 30, 2015. As of June 30, 2016, the Company had an aggregate principal amount of $190.0 million outstanding under the Term B Loan bearing interest at 7.0%, and had $5.8 million of unamortized debt issuance costs and original issue discount, all of which are recorded as a reduction of the debt balance on the Company's condensed consolidated balance sheets.
The Company's Term B Loan traded at approximately 99.3% and 99.0% of par value as of June 30, 2016 and December 31, 2015, respectively. The valuation of the Term B Loan was determined based on Level 2 inputs under the fair value hierarchy.
Bank facilities, capital leases and other long-term debt
As of June 30, 2016, the Company's Australian subsidiary was party to a revolving debt facility with a borrowing capacity of approximately $11.2 million, subject to interest at a bank-specified rate plus 1.9% and secured by substantially all the assets of the subsidiary. No amounts were outstanding under this agreement as of June 30, 2016 and December 31, 2015. In July 2016, the subsidiary amended the revolving debt facility to lower the borrowing capacity to approximately $3.7 million, which will mature on September 30, 2016.
Other long-term debt consists primarily of a bank credit line that provides liquidity for supplier payments for our Netherlands subsidiary which was entered into during the first quarter of 2016. The line provides total credit of $20.0 million. The total balance outstanding as of June 30, 2016 was $2.4 million, which is included in current maturities, long-term debt on the Company's condensed consolidated balance sheets.
8. Derivative Instruments
Foreign Currency Exchange Rate Risk
As of June 30, 2016, the Company was party to forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $22.3 million. The Company uses foreign currency forward contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain payments for contract manufacturing in its lower-cost manufacturing facilities. The foreign currency forward contracts hedge currency exposure between the Mexican peso and the U.S. dollar, the Thai baht and the Australian dollar and the U.S. dollar and the Australian dollar and mature at specified monthly settlement dates through June 2017. At inception, the Company designated the foreign currency forward contracts as cash flow hedges. Upon purchase of certain inventories, the Company de-designates the foreign currency forward contract.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Financial Statement Presentation
As of June 30, 2016 and December 31, 2015, the fair value carrying amount of the Company's derivative instruments were recorded as follows:

		Asset / (Liability) Derivatives
	Balance Sheet Caption	June 30, 2016	December 31, 2015
		(dollars in thousands)
Derivatives designated as hedging instruments
Foreign currency forward contracts	Accrued liabilities	$(330)	$(800)
Total derivatives designated as hedging instruments		(330)	(800)
Derivatives de-designated as hedging instruments
Foreign currency forward contracts	Other assets	—	30
Foreign currency forward contracts	Accrued liabilities	(130)	(190)
Total derivatives de-designated as hedging instruments		(130)	(160)
Total derivatives		$(460)	$(960)
The following tables summarize the loss recognized in accumulated other comprehensive income ("AOCI"), the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings as of and for the three and six months ended June 30, 2016 and 2015:

	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion, net of tax)			Amount of Loss Reclassified from AOCI into Earnings
				Three months ended June 30,		Six months ended June 30,
	As of June 30, 2016	As of December 31, 2015	Location of Loss Reclassified from AOCI into Earnings (Effective Portion)	2016	2015	2016	2015
	(dollars in thousands)			(dollars in thousands)
Derivatives instruments
Foreign currency forward contracts	$(310)	$(710)	Cost of sales	$(360)	$(260)	$(760)	$(450)
Over the next 12 months, the Company expects to reclassify approximately $0.4 million of pre-tax deferred losses from AOCI to cost of sales as the inventory purchases are settled.
De-designated Derivatives
The gain or loss resulting from the change in fair value on de-designated forward contracts is reported within cost of sales on the Company's condensed consolidated statements of income. The gains on de-designated derivatives amounted to $0.2 million and $0.1 million for the three and six months ended June 30, 2016, respectively. There were no gains or losses on de-designated derivatives during the three and six months ended June 30, 2015.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value Measurements
The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's foreign currency forward contracts use observable inputs such as forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 are shown below.

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
June 30, 2016
Foreign currency forward contracts	Recurring	$(460)	$—	$(460)	$—
December 31, 2015
Foreign currency forward contracts	Recurring	$(960)	$—	$(960)	$—
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Segment activity is as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Net Sales
Horizon North America	$126,860	$116,710	$235,590	$220,290
Horizon International	40,900	41,830	78,280	80,610
Total	$167,760	$158,540	$313,870	$300,900
Operating Profit (Loss)
Horizon North America	$13,470	$8,240	$23,580	$14,140
Horizon International	2,160	1,210	4,610	3,480
Corporate expenses	(4,510)	(4,090)	(9,260)	(8,550)
Total	$11,120	$5,360	$18,930	$9,070
10. Equity Awards
Description of the Plan
Prior to the spin-off, certain employees of Horizon participated in the following TriMas equity incentive plans: the 2011 TriMas Corporation Omnibus Incentive Compensation Plan, the TriMas Corporation 2006 Long Term Equity Incentive Plan and the TriMas Corporation 2002 Long Term Equity Incentive Plan (collectively, the "TriMas Plans") and were eligible to receive TriMas stock-based awards including stock options, restricted share awards and performance-based restricted share units. Effective June 30, 2015, Horizon employees and non-employee directors began participating in the Horizon Global Corporation 2015 Equity and Incentive Compensation Plan (as amended and restated, the "Horizon 2015 Plan").
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

The following table provides the significant assumptions used to calculate the grant date fair market value of options granted using the Black-Scholes option pricing method:

March 1, 2016 Grant
Fair value per option	$3.93
Exercise price	$10.08
Risk-free interest rate	1.39%
Dividend yield	0.00%
Expected stock volatility	40.59%
Expected life (years)	5.5

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

The following table summarizes Horizon stock option activity from December 31, 2015 to June 30, 2016:

	Number of Stock Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	218,436	$10.57
Granted	137,372	10.08
Exercised	—	—
Canceled, forfeited	—	—
Expired	—	—
Outstanding at June 30, 2016	355,808	$10.38	9.3	$345,000
As of June 30, 2016, there was $0.8 million in unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.2 years. There was no unrecognized compensation cost related to stock options as of June 30, 2015. The Company recognized approximately $0.2 million of stock-based compensation expense related to stock options during the three months ended June 30, 2016, and approximately $0.4 million during the six months ended June 30, 2016. The Company recognized no compensation expense for the three or six months ended June 30, 2015. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
Restricted Shares

In the first six months of 2016, the Company granted an aggregate of 287,802 restricted stock units and performance stock units to certain key employees and non-employee directors. The total grants consisted of the following:

▪	2,375 time-based restricted stock units that vested on May 1, 2016

▪	152,113 time-based restricted stock units that vest in equal installments on March 1, 2017, March 1, 2018 and March 1, 2019

▪	20,787 time-based restricted stock units that vest on February 1, 2018

▪	40,000 time-based restricted stock units that vest on March 1, 2019

▪	68,559 market-based performance stock units that vest on March 1, 2019

▪	3,968 time-based restricted stock units that vest on March 1, 2018
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

common stock, the expected volatility is based on the historical volatility of the common stock of the peer group. The grant date fair value of the performance stock units was $16.07.

The grant date fair value of restricted shares is expensed over the vesting period. Restricted share fair values are based on the closing trading price of the Company's common stock on the date of grant. Changes in the number of restricted shares outstanding for the period ended June 30, 2016 were as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	372,219	$13.11
Granted	287,802	11.51
Vested	(129,647)	14.49
Canceled, forfeited	(4,465)	10.63
Outstanding at June 30, 2016	525,909	$11.91
As of June 30, 2016, there was $4.4 million in unrecognized compensation costs related to unvested restricted shares that is expected to be recognized over a weighted-average period of 2.4 years.
The Company recognized approximately $0.7 million and $0.3 million of stock-based compensation expense related to restricted shares during the three months ended June 30, 2016 and 2015, respectively, and $1.4 million and $1.3 million for the six months ended June 30, 2016 and 2015, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
11. Earnings per Share
On June 30, 2015, approximately 18.1 million common shares of Horizon Global were distributed to TriMas shareholders in conjunction with the spin-off. For comparative purposes, and to provide a more meaningful calculation for weighted average shares, this amount was assumed to be outstanding as of the beginning of the three and six months ended June 30, 2015 presented below in the calculation of basic weighted average shares. Diluted earnings per share are calculated to give effect to stock options and restricted shares outstanding during each period.
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(dollars in thousands, except for per share amounts)
Numerator:
Net income for basic and diluted earnings per share	$7,330	$2,200	$9,520	$3,680
Denominator:
Weighted average shares outstanding, basic	18,162,451	18,062,027	18,130,081	18,062,027
Dilutive effect of stock-based awards	156,617	72,448	130,165	72,448
Weighted average shares outstanding, diluted	18,319,068	18,134,475	18,260,246	18,134,475

Basic earnings per share	$0.40	$0.12	$0.53	$0.20
Diluted earnings per share	$0.40	$0.12	$0.52	$0.20

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The effect of certain common stock equivalents were excluded from the computation of weighted average diluted shares outstanding for the three and six months ended June 30, 2016 and 2015, as inclusion would have resulted in antidilution. A summary of these antidilutive common stock equivalents is provided in the table below:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Number of options	298,576	—	310,521	—
Exercise price of options	$10.08 - $11.02	—	$9.20 - $11.29	—
Restricted stock units	71,132	—	47,243	—
12. Employee Benefit Plans
The Company's domestic salaried and hourly employees participate in a defined contribution profit sharing plan sponsored by Horizon. The plan contains both contributory and noncontributory profit sharing arrangements, as defined. Aggregate charges included in the accompanying condensed consolidated statements of income under this plan were approximately $0.4 million for each of the three months ended June 30, 2016 and 2015 and $0.8 million for each of the six months ended June 30, 2016 and 2015 .
13. Other Comprehensive Income
Changes in AOCI by component, net of tax, for the six months ended June 30, 2016 are summarized as follows:

	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance, December 31, 2015	$(710)	$3,180	$2,470
Net unrealized gains (losses) arising during the period	(330)	300	(30)
Less: Net realized losses reclassified to net income (a)	(730)	—	(730)
Net current-period change	400	300	700
Balance, June 30, 2016	$(310)	$3,480	$3,170
__________________________
(a) Derivative instruments, net of income tax benefit of $30.0 thousand. See Note 8, "Derivative Instruments," for further details.
Changes in AOCI by component, net of tax, for the six months ended June 30, 2015 are summarized as follows:

	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance, December 31, 2014	$(70)	$7,460	$7,390
Net transfer from former parent	—	5,230	5,230
Net unrealized losses arising during the period (a)	(610)	(4,090)	(4,700)
Less: Net realized losses reclassified to net income (b)	(430)	—	(430)
Net current-period change	(180)	1,140	960
Balance, June 30, 2015	$(250)	$8,600	$8,350
__________________________
(a) Derivative instruments, net of income tax expense of $80.0 thousand. See Note 8, "Derivative Instruments," for further details.
(b) Derivative instruments, net of income tax expense of $20.0 thousand. See Note 8, "Derivative Instruments," for further details.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

14. Income Taxes
At the end of each interim reporting period, the Company makes an estimate of the annual effective income tax rate. Tax items included in the annual effective income tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective income tax rate for that quarter. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. The Company has experienced pre-tax losses in the U.S. As of June 30, 2016, we believe that it is more likely than not that the U.S. deferred tax assets will be realized. If the U.S. continues to experience losses through 2016, management may determine a valuation allowance against the U.S. deferred tax assets is necessary, which would result in additional tax expense.
The effective income tax rate was (15.8)% and (2.8)% for the three and six months ended June 30, 2016, which was driven by the recognition of the income tax benefits associated with a release of certain unrecognized tax positions. For the three and six months ended June 30, 2015, the effective income tax rates were 51.3% and 46.4% , respectively. The higher effective income tax rate in 2015 was driven by tax charges of approximately $2.9 million related to certain spin-off related structuring steps.
During the six months ended June 30, 2016 and 2015, cash paid for domestic taxes was approximately $1.4 million and $2.0 million, respectively. For the six months ended June 30, 2015, domestic taxes were paid by our former parent company. During both the six months ended June 30, 2016 and 2015, the Company paid cash for foreign taxes of $1.8 million.

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
Our business is comprised of two reportable segments: Horizon North America and Horizon International. Horizon North America has historically operated primarily in North America, and we believe has been a leader in towing and trailering-related products sold through retail, aftermarket, OE and e-commerce channels. Horizon International focuses its sales and manufacturing efforts outside of North America, historically operating primarily in Australia, and we believe has been a leader in towing related products sold through the aftermarket and OE channels. We have expanded our footprint into other areas of New Zealand, Thailand, Europe, the United Kingdom, South Africa and Brazil. We are in the early stages of our development in these markets, initially focusing primarily on supporting OE customers.
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
Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended June 30, 2016 and 2015:

	Three months ended June 30,
	2016	As a Percentage of Net Sales	2015	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Horizon North America	$126,860	75.6%	$116,710	73.6%
Horizon International	40,900	24.4%	41,830	26.4%
Total	$167,760	100.0%	$158,540	100.0%
Gross Profit
Horizon North America	$38,370	30.2%	$31,070	26.6%
Horizon International	7,340	17.9%	6,680	16.0%
Total	$45,710	27.2%	$37,750	23.8%
Selling, General and Administrative Expenses
Horizon North America	$22,550	17.8%	$21,020	18.0%
Horizon International	4,910	12.0%	5,440	13.0%
Corporate expenses	4,510	N/A	4,090	N/A
Total	$31,970	19.1%	$30,550	19.3%
Net Loss on Disposition of Property and Equipment
Horizon North America	$(120)	(0.1)%	$(1,800)	(1.5%)
Horizon International	(260)	(0.6)%	(40)	(0.1%)
Total	$(380)	(0.2)%	$(1,840)	(1.2%)
Operating Profit (Loss)
Horizon North America	$13,470	10.6%	$8,240	7.1%
Horizon International	2,160	5.3%	1,210	2.9%
Corporate expenses	(4,510)	N/A	(4,090)	N/A
Total	$11,120	6.6%	$5,360	3.4%
Depreciation and Amortization
Horizon North America	$2,650	2.1%	$2,590	2.2%
Horizon International	1,610	3.9%	1,780	4.3%
Corporate expenses	—	N/A	20	N/A
Total	$4,260	2.5%	$4,390	2.8%

The following table summarizes financial information for our reportable segments for the six months ended June 30, 2016 and 2015:

	Six months ended June 30,
	2016	As a Percentage of Net Sales	2015	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Horizon North America	$235,590	75.1%	$220,290	73.2%
Horizon International	78,280	24.9%	80,610	26.8%
Total	$313,870	100.0%	$300,900	100.0%
Gross Profit
Horizon North America	$68,600	29.1%	$58,520	26.6%
Horizon International	14,720	18.8%	14,530	18.0%
Total	$83,320	26.5%	$73,050	24.3%
Selling, General and Administrative Expenses
Horizon North America	$42,540	18.1%	$42,550	19.3%
Horizon International	9,860	12.6%	11,090	13.8%
Corporate expenses	9,260	N/A	8,550	N/A
Total	$61,660	19.6%	$62,190	20.7%
Net Loss on Disposition of Property and Equipment
Horizon North America	$(250)	(0.1)%	$(1,750)	(0.8%)
Horizon International	(240)	(0.3)%	(40)	—%
Total	$(490)	(0.2)%	$(1,790)	(0.6%)
Operating Profit (Loss)
Horizon North America	$23,580	10.0%	$14,140	6.4%
Horizon International	4,610	5.9%	3,480	4.3%
Corporate expenses	(9,260)	N/A	(8,550)	N/A
Total	$18,930	6.0%	$9,070	3.0%
Depreciation and Amortization
Horizon North America	$5,480	2.3%	$5,180	2.4%
Horizon International	3,140	4.0%	3,590	4.5%
Corporate expenses	10	N/A	20	N/A
Total	$8,630	2.7%	$8,790	2.9%
Results of Operations
The principal factors impacting us during the three months ended June 30, 2016, compared with the three months ended June 30, 2015, were:

▪	global sales growth with our automotive OE customers driven by both new program awards and growth within existing programs;

▪
the impact of foreign currency, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies in our Horizon International reportable segment;

▪	costs associated with the consolidation of our manufacturing facilities within the North America reportable segment; and

▪	the realization of previously implemented cost savings and productivity initiatives.

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015
Overall, net sales increased approximately $9.3 million, or 5.8%, to $167.8 million in the three months ended June 30, 2016, as compared with $158.5 million in the three months ended June 30, 2015. During the second quarter of 2016, net sales within our Horizon North America reportable segment increased $10.2 million driven by gains in our aftermarket, automotive OE and e-commerce channels, which were partially offset by declines in our retail and industrial channels. In our Horizon International reportable segment, net sales decreased $0.9 million as increases in our automotive OE channel in Australia and Germany were more than offset by the negative impact of foreign currency exchange.
Gross profit margin (gross profit as a percentage of net sales) approximated 27.2% and 23.8% for the three months ended June 30, 2016 and 2015, respectively. Gross profit margin improved in both our Horizon North America and Horizon International reportable segments. Horizon North America improved as a result of a favorable product sales mix and lower commodity and input costs, which were partially offset by costs associated with consolidating our manufacturing facilities. Gross profit margin in our Horizon International reportable segment increased primarily due to higher sales volumes and productivity initiatives, which was partially offset by unfavorable currency exchange.
Operating profit margin (operating profit as a percentage of net sales) approximated 6.6% and 3.4% in the three months ended June 30, 2016 and 2015, respectively. Operating profit increased approximately $5.7 million, or 107.5%, to $11.1 million in the three months ended June 30, 2016, from $5.4 million in the three months ended June 30, 2015, primarily due to higher sales volumes, favorable product mix and lower input costs in our Horizon North America segment. These positive impacts were partially offset by costs associated with the consolidation of our manufacturing facilities and incremental expense related to the impairment of intangible assets and disposal of property and equipment compared to the second quarter of 2015, both within the Horizon North America reportable segment.
Interest expense increased approximately $4.1 million, to $4.2 million, in the three months ended June 30, 2016, as compared to $0.1 million in the three months ended June 30, 2015. The increase is a result of our Term B Loan to finance a dividend payable to our former parent in connection with our spin-off at the end of June 2015, while operating funds are now provided by a revolving ABL Facility.
Other expense, net decreased by $0.2 million in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily driven by lower foreign currency transaction losses as the U.S. dollar stabilized in relation to the foreign currencies in which we operate.
The effective income tax rate for the three months ended June 30, 2016 and 2015 was (15.8)% and 51.3%, respectively. The lower effective tax rate for the three months ended June 30, 2016 is primarily driven by the recognition of income tax benefits associated with a release of certain unrecognized tax positions, compared to tax charges of approximately $2.9 million for spin-off related transaction costs recognized for the three month period ended June 30, 2015.
Net income increased by approximately $5.1 million, to $7.3 million in the three months ended June 30, 2016, compared to $2.2 million in the three months ended June 30, 2015. The increase was primarily the result of a $5.8 million increase in operating profit and an income tax benefit of $1.0 million in the second quarter of 2016 compared to income tax expense of $2.3 million in the second quarter of 2015, partially offset by a $4.1 million increase in interest expense.
See below for a discussion of operating results by segment.
Horizon North America.    Net sales increased approximately $10.2 million, or 8.7%, to $126.9 million in the three months ended June 30, 2016, as compared to $116.7 million in the three months ended June 30, 2015. The net sales growth is primarily due to quarter-over-quarter increases within our aftermarket, automotive OE, and e-commerce channels, partially offset by sales declines in our retail and industrial channels. Our aftermarket channel increased approximately $4.7 million, primarily due to the customer ordering patterns and inventory levels normalizing in the second quarter of 2016 as a result of eliminating certain promotional incentives starting in the second quarter of 2015. Net sales within our automotive OE channel increased approximately $3.5 million, primarily driven by new programs with global automobile manufacturers. Additionally, e-commerce increased by approximately $3.5 million, primarily due to growth with existing customers and consumer promotional activity. Partially offsetting these increases were net sales decreases of $1.3 million and $0.3 million within our retail and industrial channels, respectively. The decline within the retail channel was primarily driven by lower demand from mass merchant and home hardware customers and higher product roll-outs of cargo management and towing products at home hardware and agricultural retailers in the second quarter of 2015 that did not reoccur in 2016. Industrial declined primarily due to lower demand from our OE and warehouse distributor customers servicing energy and agricultural end markets.
Horizon North America's gross profit increased approximately $7.3 million to $38.4 million, or 30.2% of net sales, in the three months ended June 30, 2016, from approximately $31.1 million, or 26.6% of net sales, in the three months ended June 30, 2015, due to margin improvement and higher sales levels. Gross profit margin was positively impacted due to a favorable product sales mix, as sales of our higher margin aftermarket brake controllers and OE heavy duty towing products increased quarter-over-quarter. Further improving gross profit margin in 2016 were favorable commodity prices, lower labor input costs in our Mexican facilities as a result of a strengthened U.S. dollar in relation to the Mexican peso, and lower freight costs as we benefited from efforts to localize supply chain near our manufacturing facility. Partially offsetting these increases in gross profit margin was approximately $1.8 million of higher costs associated with the consolidation of our manufacturing facilities.
Selling, general and administrative expenses increased approximately $1.6 million to $22.6 million, or 17.8% of net sales, in the three months ended June 30, 2016, as compared to $21.0 million, or 18.0% of net sales, in the three months ended June 30, 2015. Selling, general and administrative costs as a percent of net sales decreased due to leverage on higher net sales, lower legal expenses for normal course claims, and $0.5 million higher costs associated with combining our Cequent Consumer Products and Cequent Performance Products business units in 2015 that did not reoccur in 2016.
Horizon North America's operating profit increased approximately $5.3 million to $13.5 million, or 10.6% of net sales, in the three months ended June 30, 2016, as compared to $8.2 million, or 7.1% of net sales, in the three months ended June 30, 2015, due to margin improvement and higher sales levels. Operating profit margin increased primarily due to favorable product mix, favorable commodity prices and labor costs as a result of a stronger U.S. dollar relative to the Mexican peso, and lower freight costs. These effects were partially offset by the impact of approximately $1.3 million of higher costs associated with the consolidation of our manufacturing footprint. Further offsetting these increases was $0.6 million of incremental expense related to the impairment of intangible assets and disposal of property and equipment compared to the second quarter of 2015.
Horizon International.    Net sales decreased approximately $0.9 million, or 2.2%, to $40.9 million in the three months ended June 30, 2016, as compared to $41.8 million in the three months ended June 30, 2015. Net sales were negatively impacted by approximately $2.0 million of unfavorable currency exchange. Net sales increased by approximately $4.3 million due to increased volume with existing automotive OE customers resulting from new program awards and existing programs in Australia and Germany. Partially offsetting these increases were decreases in our Thailand, South Africa, and United Kingdom businesses. Thailand decreased approximately $1.3 million due to the conclusion of an automotive OE program. South Africa decreased approximately $1.2 million due to labor disruptions at an OE customer. The United Kingdom decreased approximately $0.7 million as a result of a strategic decision to discontinue a distribution partnership due to commercial issues.
Horizon International's gross profit increased approximately $0.6 million to $7.3 million, or 17.9% of net sales, in the three months ended June 30, 2016, from approximately $6.7 million, or 16.0% of net sales, in the three months ended June 30, 2015, due to higher sales volumes in Australia and Germany. Gross profit margin was positively impacted by cost savings and productivity initiatives in Australia and $0.8 million of costs related to a facility closure in Finland from 2015 that did not reoccur. Partially offsetting these increases was the impact of approximately $0.2 million higher material costs in Australia as a result of the weaker Australian dollar and $0.2 million of costs related to the closure and movement to a new manufacturing facility in South Africa. Additionally, gross profit was negatively impacted by approximately $0.3 million of unfavorable foreign currency exchange.
Selling, general and administrative expenses decreased approximately $0.5 million to $4.9 million, or 12.0% of net sales, in the three months ended June 30, 2016, as compared to $5.4 million, or 13.0% of net sales, in the three months ended June 30, 2015. Selling, general and administrative expenses were positively impacted by approximately $0.3 million of favorable foreign currency exchange. The remainder of the decrease is primarily due to reduced promotional costs in our Australia business.
Horizon International's operating profit increased approximately $1.0 million to $2.2 million, or 5.3% of net sales, in the three months ended June 30, 2016, as compared to $1.2 million, or 2.9% of net sales, in the three months ended June 30, 2015, primarily due to higher sales volumes in Australia and Germany, cost savings and productivity initiatives realized in 2016 and lower selling, general and administrative expenses.
Corporate Expenses.   Corporate expenses included in operating profit increased approximately $0.4 million to $4.5 million in the three months ended June 30, 2016, as compared to $4.1 million in the three months ended June 30, 2015. For all periods prior to the spin-off, the condensed consolidated financial statements include expense allocations for certain functions provided by our former parent; however, the allocations may not be comparable to the corporate expenses we incurred as a stand-alone company. Corporate expenses included in operating profit in the three months ended June 30, 2015 in the accompanying condensed consolidated financial statements were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue or headcount.
Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015
Overall, net sales increased approximately $13.0 million, or approximately 4.3%, to $313.9 million for the six months ended June 30, 2016, as compared with $300.9 million in the six months ended June 30, 2015. During the first six months of 2016, net sales in our Horizon North America reportable segment increased $15.3 million driven by increases in our automotive OE, e-commerce, retail and aftermarket channels, which were partially offset by a decline in the industrial channel. Net sales in our Horizon

International reportable segment declined $2.3 million as the effect of unfavorable currency exchange more than offset gains within our automotive OE channel in Australia and Germany.
Gross profit margin (gross profit as a percentage of sales) approximated 26.5% and 24.3% for the six months ended June 30, 2016 and 2015, respectively. Gross profit margin improved in both our Horizon North America and Horizon International reportable segments. Horizon North America improved as a result of a favorable product sales mix and lower commodity and input costs, which were partially offset by costs associated with consolidating our manufacturing facilities. Gross profit margin in our Horizon International reportable segment increased primarily due to higher sales volumes and productivity initiatives, which was partially offset by unfavorable currency exchange.
Operating profit margin (operating profit as a percentage of sales) approximated 6.0% and 3.0% for the six months ended June 30, 2016 and 2015, respectively. Operating profit increased approximately $9.8 million, or 108.7%, to $18.9 million for the six months ended June 30, 2016, compared to $9.1 million for the six months ended June 30, 2015, primarily due to increased sales levels within both reportable segments. Further improving operating profit in our Horizon North America reportable segment was a favorable product sales mix and lower input costs, which were partially offset by costs associated with the consolidation of our manufacturing facilities and incremental expense related to the impairment of intangible assets and disposal of property and equipment in 2016.
Interest expense increased approximately $8.3 million, to $8.5 million, for the six months ended June 30, 2016, as compared to $0.2 million for the six months ended June 30, 2015. As we became a public company, we incurred debt in the form of our Term B Loan and ABL Facility on June 30, 2015.
Other expense, net decreased approximately $0.8 million, to $1.2 million of other expense for the six months ended June 30, 2016, compared to $2.0 million of other expense, net for the six months ended June 30, 2015, primarily driven by lower foreign currency transaction losses as the U.S. dollar stabilized in relation to the foreign currencies in which we operate.
The effective income tax rates for the six months ended June 30, 2016 and 2015 were (2.8)% and 46.4%, respectively. The lower effective tax rate for the six month period ended June 30, 2016 is primarily driven by the recognition of income tax benefits associated with a release of certain unrecognized tax positions, compared to tax charges of $2.9 million for spin-off related transaction costs recognized for the six month period ended June 30, 2015.
Net income increased by approximately $5.8 million, to $9.5 million for the six months ended June 30, 2016, compared to $3.7 million for the six months ended June 30, 2015. The increase was primarily the result of a $9.9 million increase in operating profit, a $3.4 million decrease in income tax expense, and a $0.8 million decrease in other expenses, which was partially offset by a $8.3 million increase in interest expense.
See below for a discussion of operating results by segment.
Horizon North America.    Net sales increased approximately $15.3 million, or 6.9%, to $235.6 million in the six months ended June 30, 2016, as compared to $220.3 million in the six months ended June 30, 2015. Our automotive OE channel increased approximately $10.4 million, driven by new programs and continued growth with global automobile manufacturers. E-commerce increased by approximately $4.5 million, due to increased promotional activity at a major internet retailer and increased demand from automotive internet retailers. Net sales within our retail channel increased approximately $1.5 million driven by growth within our mass merchant and automotive retail customers in our towing and trailering categories. Net sales within our aftermarket channel increased by approximately $1.1 million, as second quarter 2016 growth offset first quarter decreases driven by the elimination of certain promotional incentives starting in the second quarter of 2015. These increases were partially offset by a decrease in our industrial channel of approximately $2.4 million, primarily due to lower demand from our OE and warehouse distributor customers servicing energy and agricultural end markets.
Horizon North America's gross profit increased approximately $10.1 million to $68.6 million, or 29.1% of sales, in the six months ended June 30, 2016, as compared to $58.5 million, or 26.6% of sales, in the six months ended June 30, 2015, due to margin improvement and higher sales levels. Gross profit margin was positively impacted due to a favorable product sales mix, as sales of our higher margin OE brake controllers and heavy duty towing products increased year-over-year. Further improving gross profit margin in 2016 were favorable commodity prices, lower labor input costs in our Mexican facilities as a result of a strengthened U.S. dollar in relation to the Mexican peso, and lower freight costs as we benefited from efforts to localize supply chain near our manufacturing facility. Partially offsetting these increases in gross profit margin was approximately $2.4 million of higher costs associated with the consolidation of our manufacturing facilities.
Selling, general and administrative expenses remained consistent at $42.5 million, or 18.1% of sales, in the six months ended June 30, 2016, as compared to $42.6 million, or 19.3% of sales, in the six months ended June 30, 2015. Selling, general and administrative costs as a percent of net sales decreased primarily due to the effect of $0.5 million of higher costs associated with combining our Cequent Consumer Products and Cequent Performance Products business units in 2015 that did not reoccur in 2016.
Horizon North Americas' operating profit increased approximately $9.5 million to $23.6 million, or 10.0% of sales, in the six months ended June 30, 2016, as compared to $14.1 million, or 6.4% of net sales, in the six months ended June 30, 2015. Operating profit margin increased primarily due to favorable channel mix in higher margin automobile OE categories, lower commodity prices, lower freight costs and favorable currency exchange as a result of a stronger U.S. dollar relative to the Mexican peso. These effects were partially offset by the impact of approximately $1.9 million of higher costs associated with the consolidation of our manufacturing footprint, and $0.7 million of incremental expense related to the impairment of intangible assets and the disposal of property and equipment compared to the second quarter of 2015.
Horizon International.    Net sales decreased approximately $2.3 million, or 2.9%, to $78.3 million in the six months ended June 30, 2016, as compared to $80.6 million in the six months ended June 30, 2015. Net sales were negatively impacted by approximately $6.1 million of unfavorable currency exchange. Net sales increased approximately $7.7 million in Australia and Germany driven by increased volume and new program awards with existing automotive OE customers. These increases were offset by a decrease of approximately $2.8 million in Thailand due to the conclusion of an automotive OE program and $0.9 million in the United Kingdom as a result of a strategic decision to discontinue a distribution partnership due to commercial issues.
Horizon International's gross profit increased approximately $0.2 million to $14.7 million, or 18.8% of sales, in the six months ended June 30, 2016, from approximately $14.5 million, or 18.0% of sales, in the six months ended June 30, 2015. The improvement in gross profit year-over-year was driven by increased volume and plant efficiencies in our Germany and Australia businesses, as well as $0.8 million in costs related to closing our plant in Finland in 2015 that did not reoccur in 2016. Gross profit was negatively impacted by approximately $1.1 million of unfavorable foreign currency exchange, as well as approximately $0.5 million higher material costs in our Australia business as a result of the weaker Australian dollar.
Selling, general and administrative expenses decreased approximately $1.2 million to $9.9 million, or 12.6% of sales, in the six months ended June 30, 2016, as compared to $11.1 million, or 13.8% of sales, in the six months ended June 30, 2015. Selling, general and administrative remained relatively consistent in local currencies during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, with the decrease year-over-year due primarily to $0.9 million favorable impact of foreign currency exchange.
Horizon International's operating profit increased approximately $1.1 million to approximately $4.6 million, or 5.9% of sales, in the six months ended June 30, 2016, as compared to $3.5 million, or 4.3% of net sales, in the six months ended June 30, 2015, primarily due to plant closure costs in Finland that occurred in 2015 and not in 2016, as well as improved margins driven by volume and plant efficiencies in Australia and Germany.
Corporate Expenses.  Corporate expenses increased approximately $0.7 million to $9.3 million for the six months ended June 30, 2016, from $8.6 million for the six months ended June 30, 2015. For all periods prior to the spin-off, the condensed consolidated financial statements include expense allocations for certain functions provided by our former parent, however, the allocations may not be comparable to the corporate expenses we incurred as a stand-alone company. Corporate expenses included in operating profit in the accompanying condensed consolidated financial statements include amounts that were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue or headcount.
Liquidity and Capital Resources
Our capital and working capital requirements are funded through a combination of cash flows from operations, cash on hand and borrowings under our ABL Facility. We utilize intercompany loans and equity contributions to fund our worldwide operations. As of June 30, 2016 and December 31, 2015, there was $14.9 million and $10.5 million, respectively, of cash held at foreign subsidiaries. There may be country specific regulations that may restrict or result in increased costs in the repatriation of these funds. See Note 7, “Long-term Debt” included in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements," within this quarterly report on Form 10-Q.
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
Cash Flows - Operating Activities

Net cash provided by operating activities were approximately $7.4 million during six months ended June 30, 2016 compared to a use of cash of approximately $6.9 million during the six months ended June 30, 2015. During the six months ended June 30, 2016, the Company generated $23.0 million in cash flows, based on the reported net income of $9.5 million and after considering the effects of non-cash items related to losses on dispositions of property and equipment, depreciation, amortization, intangible asset impairment, stock compensation, changes in deferred income taxes, amortization of original issue discount and debt issuance costs, and other, net. During the six months ended June 30, 2015, the Company generated $17.2 million based on the reported net income of $3.7 million and after considering the effects of similar non-cash items.
Changes in operating assets and liabilities used approximately $15.6 million and $24.1 million of cash during the six months ended June 30, 2016 and 2015, respectively. Increases in accounts receivable resulted in a use of cash of $23.9 million and $31.1 million during the six months ended June 30, 2016 and 2015, respectively. The increases in accounts receivable for both periods is a result of higher sales activity during the second quarter compared to the fourth quarter due to seasonality.
Changes in inventory resulted in a source of cash of approximately $12.5 million during the six months ended June 30, 2016 and use of cash of approximately $4.1 million during the six months ended June 30, 2015. The decrease in inventory during the six months ended June 30, 2016 is a result of the seasonality of our business. The increase in inventory during six months ended June 30, 2015 was primarily due to lower than normal aftermarket channel sales levels in our Horizon North America reportable segment during the second quarter of 2015.
Decreases in accounts payable and accrued liabilities resulted in a use of cash of approximately $2.7 million during the six months ended June 30, 2016 compared to a source of cash of approximately $12.8 million during the six months ended June 30, 2015. The decrease in accounts payable and accrued liabilities during the six months ended June 30, 2016 is primarily related to the timing of payments made to suppliers, mix of vendors and related terms, as well as decreases in certain compensation accruals primarily related to bonuses and severance payments. The increase in accounts payable and accrued liabilities during the six months ended June 30, 2015 is primarily due to a $9.6 million payable to our former parent in accordance with a tax sharing agreement entered into as part of the spin-off transaction.
Cash Flows - Investing Activities
Net cash used for investing activities during the six months ended June 30, 2016 and 2015 was approximately $6.4 million and $2.7 million, respectively. During the first six months of 2016, we invested approximately $6.7 million in capital expenditures, as we have continued our investment in growth, capacity and productivity-related capital projects. Cash received from the disposition of property and equipment was approximately $0.2 million primarily due to the sale of assets in Brazil and South Africa. During the first six months of 2015, we incurred approximately $4.1 million in capital expenditures and received cash from the disposition of property and equipment of approximately $1.5 million resulting from the sale of assets in Finland.
Cash Flows - Financing Activities
Net cash provided by financing activities was approximately $6.6 million and $21.5 million during the six months ended June 30, 2016 and 2015, respectively. During the first six months of 2016, our net borrowings from our ABL Facility totaled $10.0 million. We also used a net cash amount of approximately $5.0 million for repayments on our Term B Loan. During the first six months of 2015, cash provided by financing activities primarily resulted from net transfers from our former parent.
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
As of June 30, 2016, approximately $10.0 million was outstanding on the ABL Facility bearing interest at a weighted average rate of 2.8% and $190.0 million was outstanding on the Term B Loan bearing interest at 7.0%. The Company had $79.6 million in available funds from the ABL Facility as of June 30, 2016.
The ABL Facility and Term B Loan agreements contain various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including restrictions on incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The ABL Facility does not include any financial maintenance covenants other than a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing twelve-month basis, which will be tested only upon the occurrence of an event of default or certain other conditions as specified in the agreement. The Term B Loan contains a financial maintenance covenant which requires us to maintain a net leverage ratio not exceeding, through the fiscal quarter ending September 30, 2016, 5.25 to 1.00; through the fiscal quarter ending September 30, 2017, 5.00 to 1.00; through the fiscal quarter ending September 30, 2018, 4.75 to 1.00; and thereafter, 4.50 to 1.00. As of June 30, 2016, we were in compliance with our financial covenants contained in the ABL Facility and the Term B Loan.
Our Australian subsidiary is party to a facility agreement consisting of an approximately $3.7 million revolving trade finance facility, which matures on September 30, 2016, is subject to interest at Bank Bill Swap rate plus 1.9% and is secured by substantially all the assets of the subsidiary. No amounts were outstanding under this agreement as of June 30, 2016 and December 31, 2015. Borrowings under this arrangement are also subject to financial and reporting covenants. Financial covenants include a working capital coverage ratio (working capital over total debt), a minimum tangible net worth calculation (total assets plus subordinated debt, less liabilities, intangible assets and goodwill) and an interest coverage ratio (earnings before interest and taxes over gross interest cost). We were in compliance with such covenants for all periods presented.
Other long-term debt consists primarily of a bank credit line that provides liquidity for supplier payments for our Netherlands subsidiary which was entered into during the first quarter of 2016. The line provides total credit of $20.0 million. The total balance outstanding as of June 30, 2016 was $2.4 million, which is included in current maturities, long-term debt on the Company's condensed consolidated balance sheets.
We are subject to variable interest rates on our term loan and revolving credit facility. As of June 30, 2016, 1-Month LIBOR and 3-Month LIBOR approximated 0.47% and 0.65%, respectively.
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

The following is a reconciliation of net income, as reported, which is a U.S. GAAP measure of our operating results, to Consolidated Bank EBITDA, a non-GAAP measure as defined in our Credit Agreement, for the twelve months ended June 30, 2016. We present Consolidated Bank EBITDA to show our performance under our financial covenants.

		Less:	Add:
	Year Ended December 31, 2015	Six Months Ended June 30, 2015	Six Months Ended June 30, 2016	Twelve Months Ended June 30, 2016
	(dollars in thousands)
Net income	$8,300	$3,680	$9,520	$14,140
Bank stipulated adjustments:
Interest expense, net (as defined)	8,810	240	8,500	17,070
Income tax expense (benefit)	(1,280)	3,180	(260)	(4,720)
Depreciation and amortization	17,080	8,800	8,630	16,910
Non-cash compensation expense(1)	2,530	1,270	1,830	3,090
Other non-cash expenses or losses	11,350	10,930	900	1,320
Non-recurring expenses or costs (as defined)(2)	5,000	3,530	4,250	5,720
Impairment of intangible assets	—	—	2,280	2,280
Interest-equivalent costs associated with any Specified Vendor Receivables Financing	900	330	530	1,100
Consolidated Bank EBITDA, as defined	$52,690	$31,960	$36,180	$56,910

	June 30, 2016
	(dollars in thousands)
Total Consolidated Indebtedness	$178,110
Consolidated Bank EBITDA, as defined	56,910
Actual leverage ratio	3.13	x
Covenant requirement	5.25	x
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
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On May 6, 2016, Moody's continued our prior year rating of B2 for our $200 million senior secured term loan, as presented in Note 7, "Long-term Debt" included in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements" within this quarterly report on Form 10-Q. Moody's also reassigned a B2 to our corporate family rating and confirmed our outlook as stable. On April 30, 2015, Standard & Poor's assigned a B corporate credit rating to our then proposed $215 million senior secured term loan. Standard & Poor's also assigned our outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
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
We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of June 30, 2016, we were party to forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $22.3 million. See Note 8, "Derivative Instruments," included in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements," within this quarterly report on Form 10-Q.
We are also subject to interest risk as it relates to our long-term debt. We may in the future use interest rate swap agreements to fix the variable portion of our debt to manage this risk.
Outlook
We believe the macroeconomic environment in 2016 will continue to present various challenges for many of our businesses, most notably due to the ongoing strengthening of the U.S. dollar relative to foreign currencies, increasing input costs, the pending British exit of the European Union, and little or no general economic growth. We believe our strong brand positions, portfolio of product offerings, and existing customer relationships position us to see growth that mirrors or slightly exceeds the underlying market for the current year. Concerns around a manufacturing recession that existed early in the first quarter appear to have abated as the quarter ended.
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
During the quarter ended June 30, 2016, there were no material changes to the items that we disclosed as our critical accounting policies in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Evaluation of disclosure controls and procedures
As of June 30, 2016, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits.
Exhibits Index:

3.1(b)	Amended and Restated Certificate of Incorporation of Horizon Global Corporation.
3.2(a)	Amended and Restated By-laws of Horizon Global Corporation.
10.1(c)	Horizon Global Corporation Amended and Restated 2015 Equity and Incentive Compensation Plan.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-1/A filed on June 11, 2015 (Reg. No. 333-203138).
(b)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 11, 2015 (File No. 001-37427).
(c)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on May 23, 2016 (File No. 001-37427).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON GLOBAL CORPORATION (Registrant)

/s/ DAVID G. RICE

Date:	August 9, 2016	By:	David G. Rice Chief Financial Officer

Exhibits Index:

3.1(b)	Amended and Restated Certificate of Incorporation of Horizon Global Corporation.
3.2(a)	Amended and Restated By-laws of Horizon Global Corporation.
10.1(c)	Horizon Global Corporation Amended and Restated 2015 Equity and Incentive Compensation Plan.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-1/A filed on June 11, 2015 (Reg. No. 333-203138).
(b)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 11, 2015 (File No. 001-37427).
(c)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on May 23, 2016 (File No. 001-37427).