Form 10-Q
period 2016-09-30
Horizon Global Corp
filed 2016-11-02
CIK 1637655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 28, 2016, the number of outstanding shares of the Registrant's common stock, par value $0.01 per share, was 20,898,726 shares.

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

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,420	$23,520
Receivables, net of reserves of approximately $2.3 million and $3.0 million as of September 30, 2016 and December 31, 2015, respectively	73,380	63,050
Inventories	100,780	119,470
Prepaid expenses and other current assets	7,740	5,120
Total current assets	223,320	211,160
Property and equipment, net	47,560	45,890
Goodwill	5,360	4,410
Other intangibles, net	49,970	56,020
Deferred income taxes	3,700	4,500
Other assets	9,960	9,600
Total assets	$339,870	$331,580
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$11,740	$10,130
Accounts payable	72,310	78,540
Accrued liabilities	42,810	39,820
Total current liabilities	126,860	128,490
Long-term debt	178,890	178,610
Deferred income taxes	680	2,910
Other long-term liabilities	17,440	19,570
Total liabilities	323,870	329,580
Commitments and contingent liabilities	—	—
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 18,194,416 shares at September 30, 2016 and 18,131,865 shares at December 31, 2015	180	180
Paid-in capital	3,910	1,300
Retained earnings (accumulated deficit)	7,940	(1,950)
Accumulated other comprehensive income	3,970	2,470
Total shareholders' equity	16,000	2,000
Total liabilities and shareholders' equity	$339,870	$331,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited—dollars in thousands, except for per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net sales	$151,720	$153,340	$465,590	$454,240
Cost of sales	(109,210)	(115,580)	(339,760)	(343,430)
Gross profit	42,510	37,760	125,830	110,810
Selling, general and administrative expenses	(35,850)	(29,090)	(97,510)	(91,280)
Impairment of intangible assets	—	—	(2,240)	—
Net loss on dispositions of property and equipment	(30)	(60)	(520)	(1,850)
Operating profit	6,630	8,610	25,560	17,680
Other expense, net:
Interest expense	(4,100)	(4,350)	(12,600)	(4,590)
Other expense, net	(1,000)	(1,060)	(2,170)	(3,030)
Other expense, net	(5,100)	(5,410)	(14,770)	(7,620)
Income before income tax credit (expense)	1,530	3,200	10,790	10,060
Income tax credit (expense)	(1,160)	3,150	(900)	(30)
Net income	$370	$6,350	$9,890	$10,030
Net income per share:
Basic	$0.02	$0.35	$0.55	$0.55
Diluted	$0.02	$0.35	$0.54	$0.55
Weighted average common shares outstanding:
Basic	18,174,509	18,098,404	18,144,998	18,073,836
Diluted	18,519,077	18,215,209	18,333,226	18,160,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited—dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$370	$6,350	$9,890	$10,030
Other comprehensive income (loss), net of tax:
Foreign currency translation	830	(5,350)	1,130	(9,440)
Derivative instruments (Note 8)	(30)	(30)	370	(210)
Total other comprehensive income (loss)	800	(5,380)	1,500	(9,650)
Total comprehensive income	$1,170	$970	$11,390	$380

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited—dollars in thousands)

	Nine months ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$9,890	$10,030
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss on dispositions of property and equipment	520	1,850
Depreciation	7,490	7,580
Amortization of intangible assets	5,480	5,540
Impairment of intangible assets	2,240	—
Amortization of original issuance discount and debt issuance costs	1,390	330
Deferred income taxes	(1,500)	(4,620)
Non-cash compensation expense	2,840	1,750
Increase in receivables	(8,260)	(16,120)
Decrease in inventories	19,920	5,330
Increase in prepaid expenses and other assets	(1,670)	(1,910)
Increase (decrease) in accounts payable and accrued liabilities	(10,040)	2,860
Other, net	(790)	170
Net cash provided by operating activities	27,510	12,790
Cash Flows from Investing Activities:
Capital expenditures	(10,090)	(6,400)
Net proceeds from disposition of property and equipment	240	1,770
Net cash used for investing activities	(9,850)	(4,630)
Cash Flows from Financing Activities:
Proceeds from borrowings on credit facilities	37,050	100,420
Repayments of borrowings on credit facilities	(37,210)	(95,420)
Proceeds from Term B Loan, net of issuance costs	—	192,920
Repayments of borrowings on Term B Loan	(7,500)	(2,500)
Proceeds from ABL Revolving Debt	105,230	37,900
Repayments of borrowings on ABL Revolving Debt	(98,430)	(30,980)
Proceeds from borrowings on Vendor Financing	3,110	—
Repayments of borrowings on Vendor Financing	(1,820)	—
Net transfers from former parent	—	27,630
Cash dividend paid to former parent	—	(214,500)
Shares surrendered upon vesting of employees' share based payment awards to cover tax obligations	(230)	—
Net cash provided by financing activities	200	15,470
Effect of exchange rate changes on cash	40	(1,220)
Cash and Cash Equivalents:
Increase for the period	17,900	22,410
At beginning of period	23,520	5,720
At end of period	$41,420	$28,130
Supplemental disclosure of cash flow information:
Cash paid for interest	$11,180	$3,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Nine Months Ended September 30, 2016
(unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2015	$180	$1,300	$(1,950)	$2,470	$2,000
Net income	—	—	9,890	—	9,890
Other comprehensive income, net of tax	—	—	—	1,500	1,500
Shares surrendered upon vesting of employees' share based payment awards to cover tax obligations	—	(230)	—	—	(230)
Non-cash compensation expense	—	2,840	—	—	2,840
Balances, September 30, 2016	$180	$3,910	$7,940	$3,970	$16,000

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
The accompanying condensed consolidated financial statements for periods prior to the spin-off are derived from TriMas' historical accounting records on a carve-out basis. For periods subsequent to the spin-off, the condensed consolidated financial statements are derived from the historical accounting records of Horizon on a stand-alone basis. As such, the condensed consolidated statement of income, condensed consolidated statement of comprehensive income and condensed consolidated statement of cash flows for the nine months ended September 30, 2015 consist of the consolidated results of operations of Horizon on a stand-alone basis for the three months ended September 30, 2015 and the consolidated results of operations of Horizon as historically managed under TriMas, on a carve-out basis, for the six months ended June 30, 2015.
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
The condensed consolidated financial statements also include certain assets and liabilities that have historically been held at the parent corporate level. These assets and liabilities were transferred to the Company as of the date of the spin-off through specific identification and allocation where necessary. Transactions historically treated as intercompany between the Company and our

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." This guidance provides that inventory not measured using the last-in, first out ("LIFO") or retail inventory methods should be measured at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory. For public business entities, the amendment is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendment should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. Application of the new requirements of ASU 2015-11 is not expected to have a material impact on the Company's consolidated financial position or results of operations.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." This guidance requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 was originally effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016; however, in August 2015, the FASB approved a one-year deferral of the effective date through the issuance of ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date." In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Gross versus Net)," which provides amendments to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," which provides amendments to clarify two aspects of Topic 606: identifying performance obligations; and licensing implementation guidance. The FASB issued ASU 2016-11, "Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting," in May 2016,  which rescinded of several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance related to accounting for shipping and handling fees and costs, freight services and consideration given by a vendor to a customer. Also in May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," which provides amendments to Topic 606, including improvements to guidance on collectability, non-cash consideration, and completed contracts at transition. Furthermore, the ASU 2016-12 amendments include a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other taxes collected from customers. The Company is in the process of assessing the impact of the adoption of the aforementioned ASUs on its consolidated financial statements.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

3. Facility Closure
Ciudad Juarez, Mexico and El Paso, Texas facilities
In July 2015, the Company announced plans to close its manufacturing facility in Ciudad Juarez, Mexico along with its distribution warehouse in El Paso, Texas. During the second quarter of 2016, the Company vacated the El Paso, Texas and Juarez, Mexico sites. Upon the cease use date of the facilities, the Company recorded an accrual of approximately $2.6 million for estimated future unrecoverable lease obligations, net of estimated sublease recoveries, for the lease agreements expiring in 2019 and 2020, respectively. The corresponding expense consists of $1.9 million recorded as cost of sales and $0.7 million recorded as selling, general and administrative expenses in the accompanying condensed consolidated statement of income. Most of the manufacturing was relocated to the Company's existing facilities in Reynosa, Mexico. The distribution operations moved to a new warehouse facility, also in Reynosa, Mexico.
During the third quarter of 2015, the Company recorded charges, primarily for severance benefits for its approximately 214 hourly workers to be involuntarily terminated. These charges were approximately $0.9 million, of which approximately $0.8 million was included in cost of sales and approximately $0.1 million was included in selling, general and administrative expenses. Also, during the third quarter of 2015, the Company recorded charges, primarily related to severance benefits for approximately 47 salaried employees to be involuntarily terminated as part of the closure of approximately $0.9 million, of which approximately $0.7 million was included in cost of sales and approximately $0.2 million was included in selling, general and administrative expenses. As of September 30, 2016, the hourly and salaried severance benefits have been fully paid.
In addition, the Company incurred pre-tax non-cash charges related to accelerated depreciation expense of less than $0.1 million for the three months ended September 30, 2015, and $0.4 million and less than $0.1 million for the nine months ended September 30, 2016 and 2015, respectively. No expenses were incurred for the three months ended September 30, 2016 related to accelerated depreciation expense as these facilities were completely vacated by the end of the second quarter. These depreciation charges are the result of shortening the expected lives on certain machinery, equipment and leasehold improvement assets that the Company will no longer utilize following the facility closure.
4. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended September 30, 2016 are summarized as follows:

	Horizon North America	Horizon International	Total
	(dollars in thousands)
Balance, December 31, 2015	$—	$4,410	$4,410
Foreign currency translation and other	—	950	950
Balance, September 30, 2016	$—	$5,360	$5,360
In May 2016, the Company made a decision to simplify its brand offering in the Horizon North America reportable segment. Based on this decision, the Company no longer expects that the economic benefit of certain indefinite-lived trade names extends beyond the foreseeable future. As a result, during the second quarter of 2016, the Company determined these trade names with an aggregate carrying value of $2.4 million should be assigned finite useful lives. In accordance with ASC 350, "Intangibles - Goodwill and Other," these trade names were first tested for impairment as indefinite-lived intangible assets resulting in non-cash intangible asset impairment charges of $2.2 million. The remaining $0.2 million was reclassified to amortizable intangible assets during the second quarter of 2016, and will be amortized within selling, general and administrative costs over the remainder of the year. The Company incurred approximately $60 thousand and $100 thousand of charges related to the amortization of the remaining carrying value of these intangible assets during the three and nine months ended September 30, 2016.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The gross carrying amounts and accumulated amortization of the Company's other intangibles as of September 30, 2016 and December 31, 2015 are summarized below. The Company amortizes these assets over periods ranging from three to 25 years, except for impaired trade names which will be amortized over the remainder of the year.

	September 30, 2016		December 31, 2015
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$33,090	$(27,810)	$32,550	$(26,880)
Customer relationships, 15 – 25 years	105,380	(82,630)	105,380	(78,180)
Total customer relationships	138,470	(110,440)	137,930	(105,060)
Technology and other, 3 – 15 years	15,420	(14,300)	14,480	(14,060)
Trademark/Trade names, <1 year	150	(100)	—	—
Total finite-lived intangible assets	154,040	(124,840)	152,410	(119,120)
Trademark/Trade names, indefinite-lived	20,770	—	22,730	—
Total other intangible assets	$174,810	$(124,840)	$175,140	$(119,120)
Amortization expense related to intangible assets as included in the accompanying condensed consolidated statements of income is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Technology and other, included in cost of sales	$30	$40	$100	$160
Customer relationships & Trademark/Trade names, included in selling, general and administrative expenses	1,810	1,780	5,380	5,380
Total amortization expense	$1,840	$1,820	$5,480	$5,540
5. Inventories
Inventories consist of the following components:

	September 30, 2016	December 31, 2015
	(dollars in thousands)
Finished goods	$65,830	$83,870
Work in process	7,440	7,080
Raw materials	27,510	28,520
Total inventories	$100,780	$119,470

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

6. Property and Equipment, Net
Property and equipment consists of the following components:

	September 30, 2016	December 31, 2015
	(dollars in thousands)
Buildings	$8,170	$8,330
Machinery and equipment	103,070	95,860
	111,240	104,190
Less: Accumulated depreciation	63,680	58,300
Property and equipment, net	$47,560	$45,890
Depreciation expense included in the accompanying condensed consolidated statements of income is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Depreciation expense, included in cost of sales	$2,060	$2,100	$6,310	$6,360
Depreciation expense, included in selling, general and administrative expense	440	400	1,180	1,220
Total depreciation expense	$2,500	$2,500	$7,490	$7,580
7. Long-term Debt
The Company's long-term debt consists of the following:

	September 30, 2016	December 31, 2015
	(dollars in thousands)
ABL Facility	$6,800	$—
Term B Loan	182,030	188,520
Bank facilities, capital leases and other long-term debt	1,800	220
	190,630	188,740
Less: Current maturities, long-term debt	11,740	10,130
Long-term debt	$178,890	$178,610
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
The ABL Loan Agreement contains customary negative covenants, and does not include any financial maintenance covenants other than a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing twelve-month basis, which will be tested only upon the occurrence of an event of default or certain other conditions as specified in the agreement. At September 30, 2016, the Company was in compliance with its financial covenants contained in the ABL Facility.
Debt issuance costs of approximately $2.5 million were incurred in connection with the entry into and amendment of the ABL Facility. These debt issuance costs will be amortized into interest expense over the contractual term of the loan. The Company recognized approximately $0.1 million of amortization of debt issuance costs for the three months ended September 30, 2016 and 2015, respectively and $0.4 million and $0.1 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, there were $2.0 million of unamortized debt issuance costs included in other assets in the accompanying condensed consolidated balance sheets.
As of September 30, 2016, there was approximately $6.8 million outstanding under the ABL Facility with a weighted average interest rate of 3.1%. Total letters of credit issued at September 30, 2016 were approximately $11.9 million. The Company had $72.2 million in available funds from the ABL Facility as of September 30, 2016.
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
Borrowings under the Term B Loan bear interest, at the Company's election, at either (i) the Base Rate plus 5.0% per annum, or (ii) LIBOR plus 6.0% per annum. Principal payments required under the Term B Loan are $2.5 million due each calendar quarter beginning September 2015. Commencing with the fiscal year ending December 31, 2016, and for each fiscal year thereafter, the Company will also be required to make prepayments of outstanding amounts under the Term B Loan in an amount up to 50.0% of the Company's excess cash flow for such fiscal year, as defined in the Term B Loan, subject to adjustments based on the Company's leverage ratio and optional prepayments of term loans and certain other indebtedness.
All of the indebtedness under the Term B Loan is and will be guaranteed by the Company's existing and future material domestic subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors. The Term B Loan contains customary negative covenants, and also contains a financial maintenance covenant which requires the Company to maintain a net leverage ratio not exceeding, through the fiscal quarter ending September 30, 2016, 5.25 to 1.00; through the fiscal quarter

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

ending September 30, 2017, 5.00 to 1.00; through the fiscal quarter ending September 30, 2018, 4.75 to 1.00; and thereafter, 4.50 to 1.00. At September 30, 2016, the Company was in compliance with its financial covenants as described in the Term B Loan.
Debt issuance costs of approximately $3.2 million were incurred in connection with the Term B Loan, along with the original issue discount of $4.0 million. Both the debt issuance costs and the original issue discount will be amortized into interest expense over the life of the Term B Loan. The Company recognized approximately $0.3 million and $0.2 million of amortization of debt issuance cost and original issue discount during the three months ended September 30, 2016 and 2015, respectively, and $1.0 million and $0.2 million during the nine months ended September 30, 2016 and 2015, respectively, which is included in the accompanying condensed consolidated statements of income. As of September 30, 2016, the Company had an aggregate principal amount of $187.5 million outstanding under the Term B Loan bearing interest at 7.0%, and had $5.5 million of unamortized debt issuance costs and original issue discount, all of which are recorded as a reduction of the debt balance on the Company's condensed consolidated balance sheets.
The Company's Term B Loan traded at approximately 100.5% and 99.0% of par value as of September 30, 2016 and December 31, 2015, respectively. The valuation of the Term B Loan was determined based on Level 2 inputs under the fair value hierarchy.
Bank facilities, capital leases and other long-term debt
In Australia, the Company's subsidiary is party to a revolving debt facility with a borrowing capacity of approximately $3.8 million, which matures on November 30, 2016 subject to interest at a bank-specified rate plus 1.9% and secured by substantially all the assets of the subsidiary. No amounts were outstanding under this agreement as of September 30, 2016 and December 31, 2015.
Other long-term debt consists primarily of a bank credit line that provides liquidity for supplier payments for our Netherlands subsidiary which was entered into during the first quarter of 2016. The line provides total credit of $20.0 million. The total balance outstanding as of September 30, 2016 was $1.3 million, which is included in current maturities, long-term debt on the Company's condensed consolidated balance sheets.
Term B Loan incremental borrowings
On September 19, 2016, the Company entered into the First Amendment to Term B Loan (the "Term Loan Amendment") which amended the Term B Loan to provide for incremental commitments in an aggregate principal amount of $152.0 million (the "Incremental Term Loans"). In connection with the consummation of the acquisition of Westfalia-Automotive Holding GmbH and TeIJs Holding B.V. (collectively, the "Westfalia Group" or "Westfalia"), the Company was extended the Incremental Term Loans on October 3, 2016.
Borrowings under the Incremental Term Loans bear interest, at the Company's election, at either (i) the Base Rate plus 5.0% per annum, or (ii) LIBOR plus 6.0% per annum. Principal payments required under the Incremental Term Loans are $2.0 million due at the end of each calendar quarter beginning December 2016. The Term Loan Amendment modified the commencement date of required prepayments resulting from excess cash flows from December 31, 2016 to December 31, 2017.
Additionally, the Term Loan Amendment modified the financial maintenance covenant such that the Company is required to maintain a net leverage ratio not exceeding: 5.25 to 1.00 through the fiscal quarter ending September 30, 2017; 5.00 to 1.00 through the fiscal quarter ending March 31, 2018; 4.75 to 1.00 through the fiscal quarter ending September 30, 2018; and thereafter, 4.50 to 1.00.
8. Derivative Instruments
Foreign Currency Exchange Rate Risk
As of September 30, 2016, the Company was party to forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $26.5 million. The Company uses foreign currency forward contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain payments for contract manufacturing in its lower-cost manufacturing facilities. The foreign currency forward contracts hedge currency exposure between the Mexican peso and the U.S. dollar, the Thai baht and the Australian dollar and the U.S. dollar and the Australian dollar and mature at specified monthly settlement dates through December 2017. At inception, the Company designated the foreign currency forward contracts as cash flow hedges. Upon purchase of certain inventories, the Company de-designates the foreign currency forward contract.
Additionally, during the third quarter of 2016, the Company entered into forward contracts to acquire a total of €125.0 million or $140.5 million, to hedge changes in foreign currency related to the cash portion of the purchase price of the Westfalia acquisition. Refer to Note 15, "Subsequent Events" for additional information. At inception, these forward contracts were not designated as hedging instruments.
Financial Statement Presentation
As of September 30, 2016 and December 31, 2015, the fair value carrying amount of the Company's derivative instruments were recorded as follows:

		Asset / (Liability) Derivatives
	Balance Sheet Caption	September 30, 2016	December 31, 2015
		(dollars in thousands)
Derivatives designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$150	$—
Foreign currency forward contracts	Other assets	50	—
Foreign currency forward contracts	Accrued liabilities	(520)	(800)
Total derivatives designated as hedging instruments		(320)	(800)
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	460	30
Foreign currency forward contracts	Accrued liabilities	(240)	(190)
Total derivatives de-designated as hedging instruments		220	(160)
Total derivatives		$(100)	$(960)
The following tables summarize the loss recognized in accumulated other comprehensive income ("AOCI"), the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings as of and for the three and nine months ended September 30, 2016 and 2015:

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion, net of tax)			Amount of Loss Reclassified from AOCI into Earnings
				Three months ended September 30,		Nine months ended September 30,
	As of September 30, 2016	As of December 31, 2015	Location of Loss Reclassified from AOCI into Earnings (Effective Portion)	2016	2015	2016	2015
	(dollars in thousands)			(dollars in thousands)
Derivatives instruments
Foreign currency forward contracts	$(340)	$(710)	Cost of sales	$(350)	$(610)	$(1,120)	$(1,060)
Over the next 12 months, the Company expects to reclassify approximately $0.5 million of pre-tax deferred losses from AOCI to cost of sales as the inventory purchases are settled.
Derivatives not designated as hedging instruments
The gain or loss resulting from the change in fair value on de-designated forward contracts is reported within cost of sales on the Company's condensed consolidated statements of income. The gains on de-designated derivatives amounted to $0.1 million and $0.3 million for the three and nine months ended September 30, 2016, respectively. There were no gains or losses on de-designated derivatives during the three and nine months ended September 30, 2015. Gains or losses resulting from the change in fair value on the forward contracts entered into to hedge changes in foreign currency related to the purchase price of Westfalia are recorded within other expense, net on the Company's condensed consolidated statements of income. The gains on these derivative instruments amounted to $0.5 million for the three and nine months ended September 30, 2016.
During the third quarter of 2016 the Company purchased a currency option to buy €55.0 million at a specified exchange rate in connection with the Westfalia acquisition. Upon entering the agreement the Company paid a premium of approximately $0.9 million. This option was sold in the third quarter for approximately $0.4 million; the resulting loss of $0.5 million is included within other expense, net in the Company's condensed consolidated statements of income for the three and nine months ended September 30, 2016.
Fair Value Measurements
The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's foreign currency forward contracts use observable inputs such as forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 are shown below.

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
September 30, 2016
Foreign currency forward contracts	Recurring	$(100)	$—	$(100)	$—
December 31, 2015
Foreign currency forward contracts	Recurring	$(960)	$—	$(960)	$—
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Segment activity is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Net Sales
Horizon North America	$108,640	$114,480	$344,230	$334,770
Horizon International	43,080	38,860	121,360	119,470
Total	$151,720	$153,340	$465,590	$454,240
Operating Profit (Loss)
Horizon North America	$13,330	$11,220	$36,910	$25,360
Horizon International	3,540	1,210	8,150	4,690
Corporate expenses	(10,240)	(3,820)	(19,500)	(12,370)
Total	$6,630	$8,610	$25,560	$17,680
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

The following table summarizes Horizon stock option activity from December 31, 2015 to September 30, 2016:

	Number of Stock Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	218,436	$10.57
Granted	137,372	10.08
Exercised	(1,397)	11.02
Canceled, forfeited	—	—
Expired	—	—
Outstanding at September 30, 2016	354,411	$10.38	9.1	$3,385,390
As of September 30, 2016, there was $0.6 million in unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.0 years. The Company recognized approximately $0.2 million and $0.1 million of stock-based compensation expense related to stock options during the three months ended September 30, 2016 and 2015, respectively, and approximately $0.6 million and $0.1 million during the nine months ended September 30, 2016 and 2015, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
Restricted Shares

In the first nine months of 2016, the Company granted an aggregate of 330,052 restricted stock units and performance stock units to certain key employees and non-employee directors. The total grants consisted of the following:

▪	2,375 time-based restricted stock units that vested on May 1, 2016

▪	152,113 time-based restricted stock units that vest in equal installments on March 1, 2017, March 1, 2018 and March 1, 2019

▪	20,787 time-based restricted stock units that vest on February 1, 2018

▪	40,000 time-based restricted stock units that vest on March 1, 2019

▪	68,559 market-based performance stock units that vest on March 1, 2019

▪	3,968 time-based restricted stock units that vest on March 1, 2018

▪	40,710 time-based restricted stock units that vest on July 1, 2017

▪	1,540 time-based restricted stock units that vest on August 1, 2018
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

risk-free interest rate of 0.96% and annualized volatility of 34.3%. Due to the lack of adequate stock price history of Horizon common stock, the expected volatility is based on the historical volatility of the common stock of the peer group. The grant date fair value of the performance stock units was $16.07.

The grant date fair value of restricted shares is expensed over the vesting period. Restricted share fair values are based on the closing trading price of the Company's common stock on the date of grant. Changes in the number of restricted shares outstanding for the period ended September 30, 2016 were as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	372,219	$13.11
Granted	330,052	11.55
Vested	(129,827)	14.49
Canceled, forfeited	(5,356)	11.46
Outstanding at September 30, 2016	567,088	$11.90
As of September 30, 2016, there was $4.1 million in unrecognized compensation costs related to unvested restricted shares that is expected to be recognized over a weighted-average period of 2.0 years.
The Company recognized approximately $0.8 million and $0.4 million of stock-based compensation expense related to restricted shares during the three months ended September 30, 2016 and 2015, respectively, and $2.2 million and $1.7 million for the nine months ended September 30, 2016 and 2015, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
11. Earnings per Share
On June 30, 2015, approximately 18.1 million common shares of Horizon Global were distributed to TriMas shareholders in conjunction with the spin-off. For comparative purposes, and to provide a more meaningful calculation for weighted average shares, this amount was assumed to be outstanding as of the beginning of the nine months ended September 30, 2015 presented below in the calculation of basic weighted average shares. Diluted earnings per share are calculated to give effect to stock options and restricted shares outstanding during each period.
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(dollars in thousands, except for per share amounts)
Numerator:
Net income for basic and diluted earnings per share	$370	$6,350	$9,890	$10,030
Denominator:
Weighted average shares outstanding, basic	18,174,509	18,098,404	18,144,998	18,073,836
Dilutive effect of stock-based awards	344,568	116,805	188,228	87,022
Weighted average shares outstanding, diluted	18,519,077	18,215,209	18,333,226	18,160,858

Basic earnings per share	$0.02	$0.35	$0.55	$0.55
Diluted earnings per share	$0.02	$0.35	$0.54	$0.55

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The effect of certain common stock equivalents were excluded from the computation of weighted average diluted shares outstanding for the three and nine months ended September 30, 2016 and 2015, as inclusion would have resulted in antidilution. A summary of these antidilutive common stock equivalents is provided in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Number of options	—	—	268,331	—
Exercise price of options	—	—	$10.08 - $11.02	—
Restricted stock units	—	—	53,546	—
12. Employee Benefit Plans
The Company's domestic salaried and hourly employees participate in a defined contribution profit sharing plan sponsored by Horizon. The plan contains both contributory and noncontributory profit sharing arrangements, as defined. Aggregate charges included in the accompanying condensed consolidated statements of income under this plan were approximately $0.5 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively, and $1.3 million and $1.2 million for the nine months ended September 30, 2016 and 2015, respectively.
13. Other Comprehensive Income
Changes in AOCI by component, net of tax, for the nine months ended September 30, 2016 are summarized as follows:

	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance, December 31, 2015	$(710)	$3,180	$2,470
Net unrealized gains (losses) arising during the period (a)	(660)	1,130	470
Less: Net realized losses reclassified to net income (b)	(1,030)	—	(1,030)
Net current-period change	370	1,130	1,500
Balance, September 30, 2016	$(340)	$4,310	$3,970
__________________________
(a) Derivative instruments, net of income tax benefit of $0.1 million. See Note 8, "Derivative Instruments," for further details.
(b) Derivative instruments, net of income tax benefit of $0.1 million. See Note 8, "Derivative Instruments," for further details.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Changes in AOCI by component, net of tax, for the nine months ended September 30, 2015 are summarized as follows:

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
14. Income Taxes
At the end of each interim reporting period, the Company makes an estimate of the annual effective income tax rate. Tax items included in the annual effective income tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective income tax rate for that quarter. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. The Company has experienced pre-tax losses in the U.S. As of September 30, 2016, we believe that it is more likely than not that the U.S. deferred tax assets will be realized. If the U.S. continues to experience losses through 2016, management may determine a valuation allowance against the U.S. deferred tax assets is necessary, which would result in additional tax expense.
The effective income tax rate was 75.8% and 8.3% for the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2015, the effective income tax rates were (98.4)% and 0.3% , respectively. The higher effective income tax rate in 2016 was driven by the transaction costs associated with the acquisition of the Westfalia Group that are not deductible for U.S. tax purposes, offset by the recognition of the income tax benefits associated with a release of certain unrecognized tax positions.
During the nine months ended September 30, 2016 and 2015, cash paid for domestic taxes was approximately $1.9 million and $2.0 million, respectively. For the six months ended June 30, 2015, domestic taxes were paid by our former parent company. During the nine months ended September 30, 2016 and 2015, the Company paid cash for foreign taxes of $2.2 million and $1.8 million, respectively.
15. Subsequent Events
On October 4, 2016, the Company completed the acquisition of the Westfalia Group for cash consideration of $100.0 million, the issuance of 2,704,310 shares of the Company's common stock; and assumed debt of approximately $47.2 million. The Westfalia Group is the European market leading manufacturer of towbars and related towing products with annual sales of approximately $247.0 million. The cash portion of the acquisition was financed with $152.0 million of incremental borrowings on the Company's Term B loan facility (refer to Note 7, "Long-term Debt" for additional information).
The acquisition of the Westfalia Group will be accounted for as a business combination, and the assets acquired and liabilities assumed will be recognized and measured as of the acquisition date at fair value. The operating results and cash flows of the Westfalia Group will be included in the consolidated financial statements from the date of acquisition. The Company is in the process of preparing the preliminary estimate of the fair value of assets acquired and liabilities assumed, which will be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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
Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended September 30, 2016 and 2015:

	Three months ended September 30,
	2016	As a Percentage of Net Sales	2015	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Horizon North America	$108,640	71.6%	$114,480	74.7%
Horizon International	43,080	28.4%	38,860	25.3%
Total	$151,720	100.0%	$153,340	100.0%
Gross Profit
Horizon North America	$33,440	30.8%	$31,130	27.2%
Horizon International	9,070	21.1%	6,630	17.1%
Total	$42,510	28.0%	$37,760	24.6%
Selling, General and Administrative Expenses
Horizon North America	$20,100	18.5%	$19,850	17.3%
Horizon International	5,510	12.8%	5,420	13.9%
Corporate expenses	10,240	N/A	3,820	N/A
Total	$35,850	23.6%	$29,090	19.0%
Net Gain (Loss) on Disposition of Property and Equipment
Horizon North America	$—	—%	$(130)	(0.1%)
Horizon International	(30)	(0.1)%	70	0.2%
Total	$(30)	—%	$(60)	—%
Operating Profit (Loss)
Horizon North America	$13,330	12.3%	$11,220	9.8%
Horizon International	3,540	8.2%	1,210	3.1%
Corporate expenses	(10,240)	N/A	(3,820)	N/A
Total	$6,630	4.4%	$8,610	5.6%
Depreciation and Amortization
Horizon North America	$2,780	2.6%	$2,620	2.3%
Horizon International	1,540	3.6%	1,640	4.2%
Corporate expenses	20	N/A	60	N/A
Total	$4,340	2.9%	$4,320	2.8%

The following table summarizes financial information for our reportable segments for the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30,
	2016	As a Percentage of Net Sales	2015	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Horizon North America	$344,230	73.9%	$334,770	73.7%
Horizon International	121,360	26.1%	119,470	26.3%
Total	$465,590	100.0%	$454,240	100.0%
Gross Profit
Horizon North America	$102,040	29.6%	$89,650	26.8%
Horizon International	23,790	19.6%	21,160	17.7%
Total	$125,830	27.0%	$110,810	24.4%
Selling, General and Administrative Expenses
Horizon North America	$62,640	18.2%	$62,400	18.6%
Horizon International	15,370	12.7%	16,510	13.8%
Corporate expenses	19,500	N/A	12,370	N/A
Total	$97,510	20.9%	$91,280	20.1%
Net Gain (Loss) on Disposition of Property and Equipment
Horizon North America	$(250)	(0.1)%	$(1,880)	(0.6%)
Horizon International	(270)	(0.2)%	30	—%
Total	$(520)	(0.1)%	$(1,850)	(0.4%)
Operating Profit (Loss)
Horizon North America	$36,910	10.7%	$25,360	7.6%
Horizon International	8,150	6.7%	4,690	3.9%
Corporate expenses	(19,500)	N/A	(12,370)	N/A
Total	$25,560	5.5%	$17,680	3.9%
Depreciation and Amortization
Horizon North America	$8,260	2.4%	$7,810	2.3%
Horizon International	4,680	3.9%	5,230	4.4%
Corporate expenses	30	N/A	80	N/A
Total	$12,970	2.8%	$13,120	2.9%
Results of Operations
The principal factors impacting us during the three months ended September 30, 2016, compared with the three months ended September 30, 2015, were:

▪	transaction costs related to the acquisition of the Westfalia Group;

▪
normalized customer ordering patterns within our aftermarket channel compared to a year ago, as the timing of sales within the aftermarket channel was affected by distributor consolidation and discontinued incentives in the second quarter of 2015 that pushed sales into the third quarter; and

▪	the realization of previously implemented cost savings and productivity initiatives.

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015
Overall, net sales decreased approximately $1.6 million, or 1.1%, to $151.7 million in the three months ended September 30, 2016, as compared with $153.3 million in the three months ended September 30, 2015. During the third quarter of 2016, net sales within our Horizon North America reportable segment decreased $5.9 million as increases in our automotive OE and e-commerce channels were more than offset by declines in our aftermarket, retail and industrial channels. In our Horizon International reportable segment, net sales increased $4.2 million driven by increases in our automotive OE channel in Thailand, Australia and South Africa.
Gross profit margin (gross profit as a percentage of net sales) approximated 28.0% and 24.6% for the three months ended September 30, 2016 and 2015, respectively. Gross profit margin improved in both our Horizon North America and Horizon International reportable segments. Horizon North America improved as a result of lower commodity and input costs and lower costs associated with consolidating our manufacturing facilities compared to the third quarter of 2015. Gross profit margin in our Horizon International reportable segment increased primarily due to higher sales volumes, favorable customer and product sales mix, and realization of cost savings and productivity initiatives.
Operating profit margin (operating profit as a percentage of net sales) approximated 4.4% and 5.6% in the three months ended September 30, 2016 and 2015, respectively. Operating profit decreased approximately $2.0 million, or 23.2%, to $6.6 million in the three months ended September 30, 2016, from $8.6 million in the three months ended September 30, 2015, primarily due to costs related to the acquisition of the Westfalia Group. These negative impacts were partially offset by a decline in input costs and costs associated with restructuring initiatives compared to the third quarter of 2015, both within our Horizon North America segment. Further offsetting these negative impacts were higher sales volumes and favorable customer and product sales mix in our Horizon International segment.
Interest expense decreased approximately $0.3 million, to $4.1 million, in the three months ended September 30, 2016, as compared to $4.4 million in the three months ended September 30, 2015. The decrease is a result of lower balances on the Term B Loan due to amortization payments and a decrease in the utilization of our revolving credit facilities.
Other expense, net remained flat at $1.0 million in the three months ended September 30, 2016 compared to $1.1 million for the three months ended September 30, 2015.
The effective income tax rate for the three months ended September 30, 2016 and 2015 was 75.8% and (98.4)%, respectively. The higher effective tax rate for the three months ended September 30, 2016 is primarily due to incurrence of transaction costs associated with the Westfalia Group acquisition that were not deductible. The tax benefit for the three months ended September 30, 2015 was primarily due to the reversal of $3.3 million in unrecognized tax contingencies, as a result of the expiration of the statute of limitations.
Net income decreased by approximately $6.0 million, to $0.4 million in the three months ended September 30, 2016, compared to $6.4 million in the three months ended September 30, 2015. The decrease was primarily the result of a $2.0 million decrease in operating profit driven by Westfalia-related transaction costs and an income tax expense of $1.2 million in the third quarter of 2016 compared to an income tax benefit of $3.2 million in the third quarter of 2015.
See below for a discussion of operating results by segment.
Horizon North America.    Net sales decreased approximately $5.9 million, or 5.2%, to $108.6 million in the three months ended September 30, 2016, as compared to $114.5 million in the three months ended September 30, 2015. Net sales growth within automotive OE and e-commerce were offset by declines in aftermarket, retail, and industrial channels. Net sales within our automotive OE channel increased approximately $2.1 million, primarily driven by growth in the towing and heavy duty towing categories with global automobile manufacturers. E-commerce increased by approximately $2.1 million, primarily due to growth with existing customers and promotional activities. Our aftermarket channel decreased by approximately $5.6 million, primarily due to strong customer inventory replenishment activities in the third quarter of 2015 following the elimination of certain promotional incentives in Q2 2015 that were not repeated. Net sales within our retail channel decreased approximately $2.9 million, primarily due to a slowdown with our agricultural and automotive retail customers and product roll-outs of towing products at home hardware centers in the third quarter of 2015 that did not reoccur in 2016, partially offset by growth in the towing and broom and brush category during the quarter. Industrial declined approximately $1.6 million, primarily due to lower demand from our OE and warehouse distributor customers servicing energy and agricultural end markets.
Horizon North America's gross profit increased approximately $2.3 million to $33.4 million, or 30.8% of net sales, in the three months ended September 30, 2016, from approximately $31.1 million, or 27.2% of net sales, in the three months ended September 30, 2015, due to margin improvement. Gross profit margin was positively impacted in the third quarter of 2016 by favorable commodity prices, lower labor input costs in our Mexican facilities as a result of a strengthened U.S. dollar in relation to the

Mexican peso, and lower freight costs. Also contributing to the increase in gross profit margin was approximately $1.5 million of lower costs associated with the consolidation of our manufacturing facilities compared to the third quarter of 2015.
Selling, general and administrative expenses increased approximately $0.2 million to $20.1 million, or 18.5% of net sales, in the three months ended September 30, 2016, as compared to $19.9 million, or 17.3% of net sales, in the three months ended September 30, 2015. Selling, general and administrative expenses remained relatively flat year-over-year as increases in people costs of $0.7 million related to marketing and product design in support of growth initiatives within our e-commerce and retail channels, as well as $0.3 million related to the implementation of a new ERP system were offset by approximately $1.0 million of lower costs associated with combining our Cequent Consumer Products and Cequent Performance Products businesses.
Horizon North America's operating profit increased approximately $2.1 million to $13.3 million, or 12.3% of net sales, in the three months ended September 30, 2016, as compared to $11.2 million, or 9.8% of net sales, in the three months ended September 30, 2015, due to margin improvement. Operating profit margin increased primarily due to favorable commodity prices and labor costs as a result of a stronger U.S. dollar relative to the Mexican peso, and lower freight costs. Also contributing to the improved operating profit was the impact of approximately $2.5 million of lower costs associated with restructuring initiatives compared to 2015.
Horizon International.    Net sales increased approximately $4.2 million, or 10.9%, to $43.1 million in the three months ended September 30, 2016, compared to $38.9 million in the three months ended September 30, 2015. The increase in net sales was driven by increased volume with existing automotive OE customers in Thailand, Australia and South Africa resulting from new program awards and growth within existing programs.
Horizon International's gross profit increased approximately $2.5 million to $9.1 million, or 21.1% of net sales, in the three months ended September 30, 2016, from approximately $6.6 million, or 17.1% of net sales, in the three months ended September 30, 2015. Gross profit was positively impacted by higher sales volumes in Thailand, Australia and South Africa as discussed above. Improving gross profit margin was a favorable customer and product sales mix within the automotive OE channel, as well as cost savings and productivity initiatives realized in our Australian business.
Selling, general and administrative expenses increased approximately $0.1 million to $5.5 million, or 12.8% of net sales, in the three months ended September 30, 2016, as compared to $5.4 million, or 13.9% of net sales, in the three months ended September 30, 2015. The decline in selling, general and administrative expenses as a percentage of sales was driven by a reduction in promotional costs within our Australian business.
Horizon International's operating profit increased approximately $2.3 million to $3.5 million, or 8.2% of net sales, in the three months ended September 30, 2016, as compared to $1.2 million, or 3.1% of net sales, in the three months ended September 30, 2015, primarily due to higher sales volumes in Thailand, Australia and South Africa, improved product and customer sales mix and cost savings and productivity initiatives realized in 2016 in our Australian business.
Corporate Expenses.   Corporate expenses included in operating profit increased approximately $6.4 million to $10.2 million in the three months ended September 30, 2016, as compared to $3.8 million in the three months ended September 30, 2015. The increase in 2016 primarily relates to $4.6 million of costs incurred related to the acquisition of the Westfalia Group, as well as increased corporate costs related to costs required to operate as a standalone public Company.
Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015
Overall, net sales increased approximately $11.4 million, or approximately 2.5%, to $465.6 million for the nine months ended September 30, 2016, as compared with $454.2 million in the nine months ended September 30, 2015. During the first nine months of 2016, net sales in our Horizon North America reportable segment increased $9.5 million driven by increases in our automotive OE and E-commerce channels, which were partially offset by a decline within our aftermarket, retail and industrial channels. Net sales in our Horizon International reportable segment increased $1.9 million driven by increases in our automotive OE channel in Australia, Germany and South Africa, which were partially offset primarily by the effect of unfavorable currency exchange.
Gross profit margin (gross profit as a percentage of sales) approximated 27.0% and 24.4% for the nine months ended September 30, 2016 and 2015, respectively. Gross profit margin improved in both our Horizon North America and Horizon International reportable segments. Horizon North America improved as a result of higher sales volumes, favorable product sales mix and lower commodity and input costs, which were partially offset by costs associated with consolidating our manufacturing facilities. Gross profit margin in our Horizon International reportable segment increased primarily due to higher sales volumes, productivity initiatives and decreased costs associated with a plant closing in 2015 that did not reoccur in 2016, which were partially offset by unfavorable currency exchange.
Operating profit margin (operating profit as a percentage of sales) approximated 5.5% and 3.9% for the nine months ended September 30, 2016 and 2015, respectively. Operating profit increased approximately $7.9 million, or 44.6%, to $25.6 million for the nine months ended September 30, 2016, compared to $17.7 million for the nine months ended September 30, 2015, primarily due to increased sales levels within both reportable segments. Further improving operating profit in our Horizon North America reportable segment was a favorable product sales mix and lower input costs in our Mexican manufacturing facilities, which were partially offset by costs associated with the consolidation of our manufacturing facilities and incremental expense related to the impairment of intangible assets and disposal of property and equipment in 2016. Higher corporate expenses driven by costs related to the Westfalia Group acquisition and increased costs to operate as a standalone public company negatively impacted operating profit in 2016.
Interest expense increased approximately $8.0 million, to $12.6 million, for the nine months ended September 30, 2016, as compared to $4.6 million for the nine months ended September 30, 2015. As we became a public company, we incurred debt in the form of a Term B Loan and ABL Facility. The increase in expense in 2016 is due to these instruments being outstanding for nine months compared to only three months in 2015.
Other expense, net decreased approximately $0.9 million, to $2.2 million for the nine months ended September 30, 2016, compared to $3.0 million for the nine months ended September 30, 2015, primarily driven by lower foreign currency transaction losses as the U.S. dollar stabilized in relation to the foreign currencies in which we operate.
The effective income tax rates for the nine months ended September 30, 2016 and 2015 were 8.3% and 0.3%, respectively. The higher effective tax rate for the nine month period ended September 30, 2016 is primarily driven by incurring non-deductible transaction costs related to the Westfalia Group acquisition in the third quarter, which were partially offset by the recognition of income tax benefits associated with the release of certain unrecognized tax positions. The lower rate in 2015 was due to the recognition of a $3.3 million tax benefit due to the release of an unrecognized tax contingency due to the expiration of the statute of limitations, which was offset by $2.9 million of tax charges for spin-off related transaction costs. Additionally, the overall effective tax rate for 2015 was reduced by the recognition of benefits associated with losses in certain jurisdictions with higher statutory tax rates.
Net income decreased by approximately $0.1 million, to $9.9 million for the nine months ended September 30, 2016, compared to $10.0 million for the nine months ended September 30, 2015. The decrease was primarily the result of a $8.0 million increase in interest expense which was partially offset by a $7.9 million increase in operating profit.
See below for a discussion of operating results by segment.
Horizon North America.    Net sales increased approximately $9.4 million, or 2.8%, to $344.2 million in the nine months ended September 30, 2016, as compared to $334.8 million in the nine months ended September 30, 2015. Net sales in our automotive OE channel increased approximately $12.4 million, driven by new program awards and continued growth with global automotive manufacturers. E-commerce increased by approximately $6.6 million, due to increased promotional activity at a major Internet retailer and increased demand from automotive Internet retailers. These increases were partially offset by decreases within our aftermarket, retail and industrial channels. Net sales within our aftermarket channel decreased by approximately $4.5 million, primarily due to strong customer inventory replenishment activities in the third quarter of 2015 following the elimination of certain promotional incentives that were not repeated. Net sales in our retail channel decreased approximately $1.4 million driven by a slowdown in our agricultural and automotive retail channels and product roll-outs of towing products at home hardware in the third quarter of 2015 that did not reoccur in 2016, partially offset by growth with our mass merchant retail customers. Net sales in our industrial channel decreased approximately $4.0 million, primarily due to lower demand from our OE and warehouse distributor customers servicing energy and agricultural end markets.
Horizon North America's gross profit increased approximately $12.3 million to $102.0 million, or 29.6% of sales, in the nine months ended September 30, 2016, as compared to $89.7 million, or 26.8% of sales, in the nine months ended September 30, 2015, due to margin improvement and higher sales levels. Gross profit margin was positively impacted due to a favorable product sales mix, as sales of our higher margin brake controllers and heavy duty towing products increased year-over-year. Further improving gross profit margin in 2016 were favorable commodity prices, lower labor input costs in our Mexican facilities as a result of a strengthened U.S. dollar in relation to the Mexican peso, and lower freight costs as we benefited from efforts to localize supply chain near our manufacturing facility. Partially offsetting these increases in gross profit margin was approximately $1.6 million of higher costs associated with the consolidation of our manufacturing facilities.
Selling, general and administrative expenses increased approximately $0.2 million to $62.6 million, or 18.2% of sales, in the nine months ended September 30, 2016, as compared to $62.4 million, or 18.6% of sales, in the nine months ended September 30, 2015. Selling, general and administrative costs remained relatively flat year-over-year as increases in people costs of $2.2 million primarily related to marketing and product design in support of growth initiatives within our e-commerce and retail channels, as well as, $0.5 million related to the implementation of a new ERP system were offset by approximately $1.8 million of lower costs associated with combining our Cequent Consumer Products and Cequent Performance Products businesses, as well as, $1.2 million lower legal expenses from normal course claims.

Horizon North Americas' operating profit increased approximately $11.5 million to $36.9 million, or 10.7% of sales, in the nine months ended September 30, 2016, as compared to $25.4 million, or 7.6% of net sales, in the nine months ended September 30, 2015. Operating profit margin increased primarily due to favorable product sales mix and lower manufacturing input costs. Further improving operating profit was $3.4 million lower restructuring-related costs. These effects were partially offset by $0.6 million of incremental expense related to the impairment of intangible assets and the disposal of property and equipment compared to the second quarter of 2015.
Horizon International.    Net sales increased approximately $1.9 million, or 1.6%, to $121.4 million in the nine months ended September 30, 2016, as compared to $119.5 million in the nine months ended September 30, 2015. Net sales were negatively impacted by approximately $5.9 million of unfavorable currency exchange. Net sales increased approximately $10.1 million in Australia, Germany and South Africa driven by increased volume and new program awards with existing automotive OE customers. These increases were offset by a decrease of approximately $1.0 million in the United Kingdom as a result of a strategic decision to discontinue a distribution partnership due to commercial issues and $0.7 million in Thailand due to the conclusion of an automotive OE program.
Horizon International's gross profit increased approximately $2.6 million to $23.8 million, or 19.6% of sales, in the nine months ended September 30, 2016, from approximately $21.2 million, or 17.7% of sales, in the nine months ended September 30, 2015. The improvement in gross profit year-over-year was driven by the higher sales volumes in our Australia, Germany and South Africa businesses, cost savings and productivity initiatives in Australia, as well as $0.8 million in costs related to closing our plant in Finland in 2015 that did not reoccur in 2016. Gross profit was negatively impacted by approximately $1.0 million of unfavorable foreign currency exchange.
Selling, general and administrative expenses decreased approximately $1.1 million to $15.4 million, or 12.7% of sales, in the nine months ended September 30, 2016, as compared to $16.5 million, or 13.8% of sales, in the nine months ended September 30, 2015. Selling, general and administrative remained relatively consistent in local currencies during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, with the decrease year-over-year due primarily to $0.9 million favorable impact of foreign currency exchange.
Horizon International's operating profit increased approximately $3.5 million to approximately $8.2 million, or 6.7% of sales, in the nine months ended September 30, 2016, as compared to $4.7 million, or 3.9% of net sales, in the nine months ended September 30, 2015, primarily due to higher sales volumes as discussed above, as well as plant closure costs in Finland in 2015 that did not reoccur in 2016.
Corporate Expenses.  Corporate expenses increased approximately $7.1 million to $19.5 million for the nine months ended September 30, 2016, from $12.4 million for the nine months ended September 30, 2015. The increase between years is primarily attributed to expenses related to the acquisition of the Westfalia Group and increased expenses related to operating as a standalone public company. For the first six months of 2015, the condensed consolidated financial statements include expense allocations, related to the spin-off, for certain functions provided by our former parent, however, the allocations may not be comparable to the corporate expenses we incurred as a stand-alone company. Corporate expenses included in operating profit in the accompanying condensed consolidated financial statements include amounts that were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue or headcount.
Liquidity and Capital Resources
Our capital and working capital requirements are funded through a combination of cash flows from operations, cash on hand and borrowings under our ABL Facility. We utilize intercompany loans and equity contributions to fund our worldwide operations. As of September 30, 2016 and December 31, 2015, there was $13.7 million and $10.5 million, respectively, of cash held at foreign subsidiaries. There may be country specific regulations that may restrict or result in increased costs in the repatriation of these funds. See Note 7, “Long-term Debt” included in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements," within this quarterly report on Form 10-Q.
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

Cash Flows - Operating Activities
Net cash provided by operating activities were approximately $27.5 million during nine months ended September 30, 2016 compared to approximately $12.8 million during the nine months ended September 30, 2015. During the nine months ended September 30, 2016, the Company generated $27.6 million in cash flows, based on the reported net income of $9.9 million and after considering the effects of non-cash items related to losses on dispositions of property and equipment, depreciation, amortization, intangible asset impairment, stock compensation, changes in deferred income taxes, amortization of original issue discount and debt issuance costs, and other, net. During the nine months ended September 30, 2015, the Company generated $22.6 million based on the reported net income of $10.0 million and after considering the effects of similar non-cash items.
Changes in operating assets and liabilities used approximately $0.1 million and $9.8 million of cash during the nine months ended September 30, 2016 and 2015, respectively. Increases in accounts receivable resulted in a use of cash of $8.3 million and $16.1 million during the nine months ended September 30, 2016 and 2015, respectively. The increases in accounts receivable for both periods is a result of higher sales activity during the third quarter compared to the fourth quarter due to seasonality.
Changes in inventory resulted in a source of cash of approximately $19.9 million during the nine months ended September 30, 2016 and approximately $5.3 million during the nine months ended September 30, 2015. The decrease in inventory for both periods is a result of the seasonality of our business. The larger decline in 2016 is a result of improved inventory management and the reduction of safety stock held at December 31, 2015 to support the transition out of the Juarez and El Paso facilities.
Changes in accounts payable and accrued liabilities resulted in a source of cash of approximately $10.0 million during the nine months ended September 30, 2016 compared to a use of cash of approximately $2.9 million during the nine months ended September 30, 2015. The decrease in accounts payable and accrued liabilities during the nine months ended September 30, 2016 is primarily related to the timing of payments made to suppliers, mix of vendors and related terms, as well as decreases in certain compensation accruals primarily related to bonuses and severance payments. The increase in accounts payable and accrued liabilities during the nine months ended September 30, 2015 is primarily due to the reclassification of a tax liability and severance recorded during the third quarter of 2015 related to a facility closure.
Cash Flows - Investing Activities
Net cash used for investing activities during the nine months ended September 30, 2016 and 2015 was approximately $9.9 million and $4.6 million, respectively. During the first nine months of 2016, we invested approximately $10.1 million in capital expenditures, as we have continued our investment in growth, capacity and productivity-related capital projects. Cash received from the disposition of property and equipment was approximately $0.2 million primarily due to the sale of assets in Brazil and South Africa. During the first nine months of 2015, we incurred approximately $6.4 million in capital expenditures and received cash from the disposition of property and equipment of approximately $1.8 million resulting from the sale of assets in Finland.
Cash Flows - Financing Activities
Net cash provided by financing activities was approximately $0.2 million and $15.5 million during the nine months ended September 30, 2016 and 2015, respectively. During the first nine months of 2016, our net borrowings from our ABL Facility totaled $6.8 million. We also used a net cash amount of approximately $7.5 million for repayments on our Term B Loan. During the first nine months of 2015, we entered into credit agreements in connection with the spin-off and received proceeds, net of transaction costs, or $192.9 million from our Term B Loan, and $6.9 million from our ABL Facility.
Our Debt and Other Commitments
We and certain of our subsidiaries are party to the ABL Facility, an asset-based revolving credit facility, that provides for $99.0 million of funding on a revolving basis, as well as a Term B Loan under which we borrowed an aggregate of $200.0 million. The ABL Facility matures in June 2020 and bears interest on outstanding balances at variable rates as outlined in the agreement, while the Term B Loan matures in June 2021 and bears interest at variable rates in accordance with the credit agreement. On October 3, 2016, we were extended an additional $152.0 million in aggregate principal on our Term B Loan in connection with the consummation of the acquisition of the Westfalia Group. Refer to Note 7, "Long-term Debt," and Note 15, "Subsequent Events," in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements," included within this quarterly report on Form 10-Q for additional information.
As of September 30, 2016, approximately $6.8 million was outstanding on the ABL Facility bearing interest at a weighted average rate of 3.1% and $187.5 million was outstanding on the Term B Loan bearing interest at 7.0%. The Company had $72.2 million in available funds from the ABL Facility as of September 30, 2016.
The ABL Facility and Term B Loan agreements contain various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including restrictions on incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The ABL Facility does not include any financial maintenance covenants other than a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing twelve-month basis, which will be tested only upon the occurrence of an event of default or certain other conditions as specified in the agreement. The Term B Loan contains a financial maintenance covenant which requires us to maintain a net leverage ratio not exceeding, through the fiscal quarter ending September 30, 2016, 5.25 to 1.00; through the fiscal quarter ending September 30, 2017, 5.00 to 1.00; through the fiscal quarter ending September 30, 2018, 4.75 to 1.00; and thereafter, 4.50 to 1.00. As of September 30, 2016, we were in compliance with our financial covenants contained in the ABL Facility and the Term B Loan. On September 19, 2016, we entered into the First Amendment to Term B Loan (the "Term Loan Amendment") in connection with the consummation of the acquisition of the Westfalia Group. The Term Loan Amendment modified the financial maintenance covenant required for each subsequent fiscal quarter ending. Refer to Note 7, "Long-term Debt," and Note 15, "Subsequent Events," in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements," included within this quarterly report on Form 10-Q for additional information.
Our Australian subsidiary is party to a facility agreement consisting of an approximately $3.8 million revolving trade finance facility, which matures on November 30, 2016, is subject to interest at Bank Bill Swap rate plus 1.9% and is secured by substantially all the assets of the subsidiary. No amounts were outstanding under this agreement as of September 30, 2016 and December 31, 2015. Borrowings under this arrangement are also subject to financial and reporting covenants. Financial covenants include a working capital coverage ratio (working capital over total debt), a minimum tangible net worth calculation (total assets plus subordinated debt, less liabilities, intangible assets and goodwill) and an interest coverage ratio (earnings before interest and taxes over gross interest cost). We were in compliance with such covenants for all periods presented.
Other long-term debt consists primarily of a bank credit line that provides liquidity for supplier payments for our Netherlands subsidiary which was entered into during the first quarter of 2016. The line provides total credit of $20.0 million. The total balance outstanding as of September 30, 2016 was $1.3 million, which is included in current maturities, long-term debt on the Company's condensed consolidated balance sheets.
We are subject to variable interest rates on our term loan and revolving credit facility. As of September 30, 2016, 1-Month LIBOR and 3-Month LIBOR approximated 0.53% and 0.85%, respectively.
Principal payments required under the credit agreement for the Term B Loan are $2.5 million due each calendar quarter, with the remaining principal due on maturity, June 30, 2021. Principal payments on the incremental borrowings on Term B Loan are $2.0 million due each calendar quarter beginning December 31, 2016. Commencing with the fiscal year ending December 31, 2016, and for each fiscal year thereafter, we will also be required to make prepayments of outstanding term loans under the Term B Loan in an amount up to 50.0% of our excess cash flow for such fiscal year, as defined, subject to adjustments based on our leverage ratio and optional prepayments of term loans and certain other indebtedness. The Term Loan Amendment modified the commencement date of required prepayment resulting from excess cash flows from December 31, 2016 to December 31, 2017.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases and annual rent expense related thereto approximated $15.8 million for the year ended December 31, 2015. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.

The following is a reconciliation of net income, as reported, which is a U.S. GAAP measure of our operating results, to Consolidated Bank EBITDA, a non-GAAP measure as defined in our Credit Agreement, for the twelve months ended September 30, 2016. We present Consolidated Bank EBITDA to show our performance under our financial covenants.

		Less:	Add:
	Year Ended December 31, 2015	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Twelve Months Ended September 30, 2016
	(dollars in thousands)
Net income	$8,300	$10,030	$9,890	$8,160
Bank stipulated adjustments:
Interest expense, net (as defined)	8,810	4,590	12,600	16,820
Income tax expense (benefit)	(1,280)	30	900	(410)
Depreciation and amortization	17,080	13,120	12,970	16,930
Extraordinary charges (as defined)	—	—	4,120	4,120
Non-cash compensation expense(1)	2,530	1,750	2,840	3,620
Other non-cash expenses or losses	11,350	11,150	3,410	3,610
Non-recurring expenses or costs (as defined)(2)	5,000	5,000	4,860	4,860
Interest-equivalent costs associated with any Specified Vendor Receivables Financing	900	690	940	1,150
Consolidated Bank EBITDA, as defined	$52,690	$46,360	$52,530	$58,860

	September 30, 2016
	(dollars in thousands)
Total Consolidated Indebtedness	$161,120
Consolidated Bank EBITDA, as defined	58,860
Actual leverage ratio	2.74	x
Covenant requirement	5.25	x
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
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On September 2, 2016, Moody's maintained our prior rating of B2 for our then proposed $352 million (including $152 million add-on) senior secured term loan, as presented in Note 7, "Long-term Debt" included in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements" within this quarterly report on Form 10-Q. Moody's also maintained a B2 to our corporate family rating and confirmed our outlook as stable. On September 6, 2016 Standard & Poor's affirmed a B corporate credit rating to our then proposed $352 million (including $152 million add-on) senior secured term loan. Standard & Poor's also maintained our outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
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
We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of September 30, 2016, we were party to forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $167.0 million. See Note 8, "Derivative Instruments," included in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements," within this quarterly report on Form 10-Q.
We are also subject to interest risk as it relates to our long-term debt. We may in the future use interest rate swap agreements to fix the variable portion of our debt to manage this risk.
Outlook
We believe the macroeconomic environment in 2016 will continue to present various challenges for many of our businesses, the pending British exit of the European Union, less predictable consumer demand in our retail and aftermarket channels, and little general economic growth. We believe our strong brand positions, portfolio of product offerings, and existing customer relationships position us to see growth that mirrors or slightly exceeds the underlying market for the current year. Concerns around a manufacturing recession that existed early in the year appear to have abated as of this time.
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
During the quarter ended September 30, 2016, there were no material changes to the items that we disclosed as our critical accounting policies in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Evaluation of disclosure controls and procedures
As of September 30, 2016, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
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
Item 1A.    Risk Factors
A discussion of our risk factors can be found in the section entitled "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2015. The information below includes additional risks relating to our acquisition of the Westfalia Group. The risks described below could materially affect our business, financial condition or future results.
Risks Relating to our Business Acquisition
We may not realize the growth opportunities and cost synergies that are anticipated from the acquisition of the Westfalia Group.
The benefits that are expected to result from the acquisition of Westfalia will depend, in part, on our ability to realize the anticipated growth opportunities and cost synergies as a result of the acquisition. Our success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of Westfalia. There is a significant degree of difficulty and management distraction inherent in the process of integrating an acquisition as sizable as Westfalia. The process of integrating operations could cause an interruption of, or loss of, momentum in ours and Westfalia's activities. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our business, service existing customers, attract new customers, and develop new products or strategies. If senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer. There can be no assurance that we will successfully or cost-effectively integrate Westfalia. The failure to do so could have a material adverse effect on our business, financial condition, and results of operations.
Even if we are able to integrate Westfalia successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies that we currently expect from this integration, and we cannot guarantee that these benefits will be achieved within anticipated time frames or at all. For example, we may not be able to eliminate duplicative costs. Moreover, we may incur substantial expenses in connection with the integration of Westfalia. While it is anticipated that certain expenses will be incurred to achieve cost synergies, such expenses are difficult to estimate accurately, and may exceed current estimates. Accordingly, the benefits from the acquisition may be offset by costs incurred to, or delays in, integrating the businesses.
We incurred a substantial amount of debt to complete the acquisition of Westfalia. To service our debt, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. If we cannot generate the required cash, we may not be able to make the necessary payments required under our indebtedness.
At September 30, 2016, we had total long-term debt of approximately $178.9 million, which does not include the additional $152.0 million increase in our Term B Loan incurred to finance the acquisition of Westfalia. Our ability to make payments on our debt, fund our other liquidity needs, and make planned capital expenditures will depend on our ability to generate cash in the future. Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs and make planned capital expenditures.
The degree to which we are currently leveraged could have important consequences for shareholders. For example, it could:

▪
require us to dedicate a substantial portion of our cash from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisition and other general corporate purposes;

▪	increase our vulnerability to adverse economic or industry conditions;

▪	limit our ability to obtain additional financing in the future to enable us to react to changes in our business; or

▪	place us at a competitive disadvantage compared to businesses in our industry that have less debt.
Additionally, any failure to comply with covenants in the instruments governing our debt could result in an event of default which, if not cured or waived, would have a material adverse effect on us.

Our results of operations, cash flow or financial condition may be negatively impacted if we do not successfully integrate future acquisitions into our existing operations and if the performance of the businesses we acquire do not meet our expectations.
We may acquire additional businesses in the future as part of our long-term growth strategy. The success of future acquisitions depends in large part on our ability to integrate the operations and personnel of the acquired companies and manage challenges that may arise as a result of the acquisitions, particularly when the acquired businesses operate in new or foreign markets. In the event that we do not successfully integrate such future acquisitions into our existing operations so as to realize the expected return on our investment, our results of operations, cash flow or financial condition could be adversely affected.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits.
Exhibits Index:

2.1(c)*
Share Purchase Agreement, dated as of August 24, 2016, among Horizon Global Corporation and Blitz K16-102 GmbH and Parcom Deutschland I GmbH & Co. KG, Co-Investment Partners Europe L.P., BaryernLB Private Equity GmbH, Walter Gnauert, Dr. Bernd Welzel, Frank Klebedanz, Jürgen Lotter and Westfalia Mitarbeiterbeteiligungs GmbH & Co. KG.*

3.1(b)	Amended and Restated Certificate of Incorporation of Horizon Global Corporation.
3.2(a)	Amended and Restated By-laws of Horizon Global Corporation.
10.1(c)
Waiver and First Amendment to Amended and Restated Loan Agreement, dated as of October 4, 2016, to the Amended and Restated Loan Agreement, dated as of December 22, 2015, by and among Horizon Global Corporation, Cequent Performance Products, Inc., Cequent Consumer Products, Inc., Cequent UK Limited, Cequent Towing Products of Canada Ltd., the other parties thereto, the lenders party thereto and Bank of America, N.A., as administrative agent.

10.2(c)
First Amendment, dated as of September 19, 2016, to the Term Loan Credit Agreement, dated as of June 30, 2015, among Horizon Global Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.

10.3(c)	Investors’ Rights Agreement, dated as of October 4, 2016, by and between Horizon Global Corporation and Parcom Deutschland I GmbH & Co. KG.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-1/A filed on June 11, 2015 (Reg. No. 333-203138).
(b)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 11, 2015 (File No. 001-37427).
(c)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on October 11, 2016 (File No. 001-37427).

*Annexes omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of such annexes, or any section thereof, to the Securities and Exchange Commission upon request.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON GLOBAL CORPORATION (Registrant)

/s/ DAVID G. RICE

Date:	November 2, 2016	By:	David G. Rice Chief Financial Officer

Exhibits Index:

2.1(c)*
Share Purchase Agreement, dated as of August 24, 2016, among Horizon Global Corporation and Blitz K16-102 GmbH and Parcom Deutschland I GmbH & Co. KG, Co-Investment Partners Europe L.P., BaryernLB Private Equity GmbH, Walter Gnauert, Dr. Bernd Welzel, Frank Klebedanz, Jürgen Lotter and Westfalia Mitarbeiterbeteiligungs GmbH & Co. KG.*

3.1(b)	Amended and Restated Certificate of Incorporation of Horizon Global Corporation.
3.2(a)	Amended and Restated By-laws of Horizon Global Corporation.
10.1(c)
Waiver and First Amendment to Amended and Restated Loan Agreement, dated as of October 4, 2016, to the Amended and Restated Loan Agreement, dated as of December 22, 2015, by and among Horizon Global Corporation, Cequent Performance Products, Inc., Cequent Consumer Products, Inc., Cequent UK Limited, Cequent Towing Products of Canada Ltd., the other parties thereto, the lenders party thereto and Bank of America, N.A., as administrative agent.

10.2(c)
First Amendment, dated as of September 19, 2016, to the Term Loan Credit Agreement, dated as of June 30, 2015, among Horizon Global Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.

10.3(c)	Investors’ Rights Agreement, dated as of October 4, 2016, by and between Horizon Global Corporation and Parcom Deutschland I GmbH & Co. KG.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-1/A filed on June 11, 2015 (Reg. No. 333-203138).
(b)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 11, 2015 (File No. 001-37427).
(c)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on October 11, 2016 (File No. 001-37427).

*Annexes omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of such annexes, or any section thereof, to the Securities and Exchange Commission upon request.