Form 10-K
period 2016-12-31
Horizon Global Corp
filed 2017-03-10
CIK 1637655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
__________________________________________________________________________________________________
Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2016 was approximately $209.9 million, based upon the closing sales price of the Registrant's common stock, $0.01 par value, reported for such date on the New York Stock Exchange. For purposes of this calculation only, directors and executive officers are deemed to be affiliates of the Registrant.

As of March 7, 2017, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 25,536,680 shares.
Portions of the Registrant's Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to, risks and uncertainties with respect to: the Company's integration of the Westfalia Group (defined herein); leverage; liabilities imposed by the Company's debt instruments; market demand; competitive factors; supply constraints; material and energy costs; technology factors; litigation; government and regulatory actions; the Company's accounting policies; future trends; general economic and currency conditions; various conditions specific to the Company's business and industry; and other risks that are discussed in, Part I, Item 1A, "Risk Factors." The risks described in this Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
The cautionary statements set forth above should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. We caution readers not to place undo reliance on the statements, which speak only as of the date of this Annual Report on Form 10-K. We do not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statement to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events, except as otherwise required by law.
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

PART I

Item 1.    Business
Overview
Horizon Global Corporation, which we refer to herein as "Horizon," "Horizon Global," "we" or the "Company," became an independent, publicly traded company as the result of a spin-off, which we refer to herein as the “spin-off,” from TriMas Corporation, or “TriMas,” on June 30, 2015.
We are a leading designer, manufacturer and distributor of a wide variety of high-quality, custom-engineered towing, trailering, cargo management and other related accessory products on a global basis, serving the automotive aftermarket, retail and original equipment, or “OE,” channels.
In the fourth quarter of 2016, as a result of the Westfalia Group acquisition, the Company realigned its executive management structure, which changed the information used by our chief operating decision maker to assess performance and allocate resources. As a result, we report the results of our business in three reportable segments: Horizon Americas, Horizon Asia‑Pacific, and Horizon Europe‑Africa. We have recast prior period amounts to conform to the way we currently manage and monitor segment performance under the new segments.
Horizon Americas has historically operated primarily in North America, and we believe has been a leader in towing and trailering-related products sold through retail, aftermarket, OE and e-commerce channels. In recent years, Horizon Americas expanded its geographic footprint into the South American market. Horizon Asia‑Pacific and Horizon Europe‑Africa focus their sales and manufacturing efforts outside of North and South America, historically operating primarily in Australia and Europe, respectively, and we believe have been leaders in towing related products sold through the OE and aftermarket channels. We have expanded our geographic footprint into New Zealand, Thailand, the United Kingdom, and South Africa. We are in the early stages of our development in these additional markets, initially focusing primarily on supporting OE customers.
Our products are used in two primary categories across the world: commercial applications, or “Work,” and recreational activities, or “Play.” Some of the markets in our Work category include agricultural, automotive, construction, fleet, industrial, marine, military, mining and municipalities. Some of the markets in our Play category include equestrian, power sports, recreational vehicle, specialty automotive, truck accessory and other specialty towing applications. We believe that the primary brands we offer are among the most recognized in the markets we serve and are known for quality, safety and performance. Our products reach end consumers through many avenues, including independent retailers, warehouse distributors, dealers, OE, retail stores and online retailers.
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

▪
Cargo Management: This product category includes a wide variety of products used to facilitate the transportation of various forms of cargo, to secure that cargo or to organize items. Examples of these products are bike racks, roof cross bar systems, cargo carriers, luggage boxes, car interior protective products, rope, tie-downs, tarps, tarp straps, bungee cords, loading ramps and interior travel organizers; and

▪
Other: This product category includes a diverse range of items in our portfolio that do not fit into any of the previous three main categories. Items in this category include tubular push bars, side steps, sports bars, skid plates, oil pans and commercial brooms and brushes.

We have positioned our product portfolio to create a variety of options based on price-point, ranging from entry-level to premium-level products across most of our markets. We believe the brands we offer in our aftermarket channel have significant customer recognition, with the four most significant being Reese®, Hayman-Reese™, Draw-Tite® and Westfalia®. We believe all four have substantial market share and have been leading brands in the towing market for over 50 years. These brands provide the foundation of our market position based on worldwide commercial and consumer acceptance. We also maintain a collection of regionally recognized brands that include Aqua Clear™, Bulldog®, BTM, DHF, Engetran, Fulton®, Harper®, Kovil, Laitner™, Parkside®, Reese Secure™, Reese Explorer™, Reese Power Sports, Reese Towpower™, ROLA®, Tekonsha®, Trojan®, WesBarg® and Witter Towbar Systems. In addition to these product brands, we historically marketed our products to our OE customers in Australia, and more recently in North America, under the name TriMotive.
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
We believe all of these metrics impact both our Work- and Play-related sales. In addition, we believe the Play-related sales are more sensitive to changes in these indices, given the Play-related sales tend to be more directly related to disposable income levels. In general, recent decreases in unemployment and fuel prices, coupled with increases in consumer sentiment, are positive trends for our businesses.
Aftermarket and Retail Channels
We sell our products in the aftermarket and retail channels to a wide range of customers, including distributors, automotive retail stores, non-automotive retailers, installers and mass merchants. More recent trends in the aftermarket and retail channels include:

▪
Channel Consolidation: In the more mature market of the United States, there has been increasing consolidation in distribution networks with larger, more sophisticated aftermarket distributors and retailers gaining market share. In kind, these distributors generally require larger, more sophisticated suppliers with product expertise, category management and supply chain services and capabilities, as well as a global manufacturing and services footprint. We provide customers in this category the opportunity to rationalize their supply base of vendors in our product lines by virtue of our broad offering and product expertise; and

▪
Growth of Online Capabilities: Reaching consumers directly through online capabilities, including e-commerce, is having an increasing impact on the global automotive aftermarket and retail channels. Establishment of a robust online presence is critical for suppliers regardless of whether or not they participate directly in e-commerce. We believe we are positioned well to take advantage of this continuing trend, given our established online presence. We support consumers by offering a wide range of information on our products and services, including installation videos, custom-fit guides and links to authorized dealers, both brick and mortar and e-commerce.

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

▪
Long-Term Relationships with a Diverse Customer Base.  Our customers encompass a broad range of OEs, mass merchants, e-commerce websites, distributors, dealers, and independent installers, representing multiple channels to reaching the end consumer. Blue chip customers include Wal-Mart, Ford Motor Company, FCA, Volkswagen, BMW, Mercedes-Benz, AutoZone, Amazon, Toyota, Canadian Tire, LKQ, U-Haul, Home Depot and Etrailer, among others. Our customer relationships are well established, with many exceeding 20 years. These strong partnerships can provide stability to our revenue base through economic cycles. We believe Horizon’s diverse product portfolio, global scale and flexible manufacturing capabilities enable us to provide a unique value proposition to customers.

▪
Globally Competitive Cost Structure.  Since becoming an independent public company, we have focused on margin improvement activities, identifying and acting on projects to reduce our cost structure. With focused, identifiable projects well under way or complete, we believe we will benefit from improved operating margins and cash flow that can then be deployed to high-value creation activities. The combination of our strong brand names, leading market position, flexible manufacturing and sourcing operations have historically resulted in significant cash flow generation.

▪
Experienced Management Team. Our management team is led by our Chief Executive Officer, Mark Zeffiro, who was a senior executive at TriMas for over seven years and has more than 25 years of financial, operational and business leadership experience with companies such as Black & Decker and General Electric Company. David Rice, our Chief Financial Officer, joined TriMas in 2005 and brings more than 30 years of financial, audit and leadership experience to the role. David was previously division finance officer of Cequent Performance Products. John Aleva, President of Horizon Americas, has nearly 30 years of experience in automotive aftermarket, retail and OE, and has been with Horizon for over 11 years. The leadership team of Horizon Asia‑Pacific includes Jason Kieseker, who joined the Horizon business in 2001 and has held various leadership roles within our Horizon Asia‑Pacific business. The leadership team of Horizon Europe‑Africa includes Paul Caruso, who has over 30 years of experience in a variety of roles within the industrial and automotive markets.

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

▪
Capital Structure. Our second priority is to improve our capital structure. Our net leverage ratio, as defined in certain of the agreements covering our indebtedness, at December 31, 2016 was approximately 3.6 times. The common stock offering and convertible notes offering executed in 2017 subsequently lowered our leverage ratio. Refer to Note 19, "Subsequent Events" in Item 8, "Financial Statements and Supplementary Data," included within this Annual Report on Form 10-K for additional information. Our long-term net leverage ratio target is less than 2 times. We aim to accomplish this goal through both margin improvement as well as paying down our fixed obligations, and should we decide to do so, we have a structure in place that allows us to prepay debt in addition to the amortization required under our term debt.

▪
Organic Growth.     Our third priority is to grow the business 3% to 5% on an organic basis, annually. We have identified five broad areas of focused growth activities, involving geographic markets and sales channels, which we believe are particularly aligned with our competitive strengths.

Growth Strategies
Prior to becoming an independent public company, Horizon operated on a regional basis under separate management teams, with independent business decisions and resource allocations made by the Horizon Americas, Horizon Asia‑Pacific and Horizon Europe‑Africa leaders. As a public company, we are reorganizing our global operations to operate as a single combined entity. As a result, we believe that we have multiple opportunities to integrate, improve and grow our business, whether via organic initiatives or via acquisitions of new products or in new geographies, through the following strategies:

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

▪
E-commerce. We intend to leverage the breadth of our product portfolio and global manufacturing footprint to expand our presence in the high growth e-commerce channel. This strategy is applicable in our developed markets where a focus on content delivery and customer support drive growth. It is also a powerful tool as we look at developing new, less mature markets around the world, enabling a direct connection with the users of our product set.

▪
Latin American Markets.  Since entering the Latin American market, we have witnessed a desire to accessorize vehicles among new entrants to the middle class. We expanded our global footprint and product portfolio in Brazil by acquiring DHF Soluções Automotivas Ltda and Engetran Engenharia, Indústria, e Comércio de Peças e Acessórios Veiculares Ltda, respectively, which are reported under Horizon Americas. We believe these expansions into new geographies provide opportunities for growth, while supporting both new and existing global customers.

▪
Chinese Market.  China is in the early stages of adoption for towing and trailering products. As this adoption rate increases, there is an opportunity for us to bring our experience in the safe use of these products into the market in a meaningful capacity. The rapidly growing middle class, in concert with a developing interest in an outdoor recreational lifestyle, is expected to result in incremental demand for our automotive aftermarket products and accessories. We intend to leverage our existing relationships with global OEs and our global manufacturing and distribution network to expand our sales in this developing economy.

▪
Product Innovation. Our focus in multi-generational product planning is to formalize the process by which we integrate the feedback and needs of users into our product development engine. We look to move beyond simply responding to the feedback that we receive, to anticipating the functionality future products need to possess to enrich the lives of our users.

Marketing, Customers and Distribution
Horizon employs a dedicated sales force in each of our primary channels. In serving our customers globally, we rely upon our strong historical customer relationships, custom engineering capability, brand recognition, broad product offerings, our established distribution network and varied merchandising strategies to bolster our towing, trailering, cargo management and accessory product sales. Significant Horizon customers include Ford Motor Company, Toyota and General Motors/Holden in the OE channel; Wal-Mart, AutoZone and Super Retail Group in the retail channel; and LKQ, U-Haul and the Proex Group in the aftermarket channel. No customer represented greater than 10% of total revenue during the years ended December 31, 2016, 2015 or 2014.
Competition
The competitive environment for automotive accessory products is highly fragmented and is characterized by numerous smaller suppliers, even the largest of which tend to focus in narrow product categories. We believe there is no individual competitor that has the breadth of product portfolio on a global basis in the markets we serve. Significant towing competitors include Curt Manufacturing, B&W Trailer Hitches, The Bosal Group, Brink, Buyers Products Company, Demco Products, PullRite, Westin Automotive Products and Camco. Significant trailering competitors include Pacific Rim, Dutton-Lainson, Shelby, Ultra-Fab, Sea-Sense and Atwood. In addition, competition in the cargo management product category primarily comes from Thule, Yakima, Bell, Masterlock and Saris.
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
Westfalia Acquisition
On October 4, 2016, we completed our previously announced acquisition of Westfalia-Automotive Holding GmbH and TeIJs Holding B.V., which we refer to collectively as the “Westfalia Group" or "Westfalia”. Pursuant to the purchase agreement, we acquired all of the outstanding equity interests of the Westfalia Group for cash consideration of approximately $99.2 million and the issuance to certain of the sellers of 2,704,310 shares of our common stock in a transaction exempt from registration requirements of the Securities Act of 1933, or the “Securities Act.” We funded the cash payment, as well as the repayment of certain of the Westfalia Group’s debt, through a combination of cash on hand and $152.0 million of incremental borrowings under our Term B Loan.
The Westfalia Group is a leading global towing company. Headquartered in Rheda-Wiedenbrück, Germany, with operating facilities in 11 countries, it manufactures towing and trailering products, including more than 1,700 different types of towbars, wiring kits and carrier systems for cars and light utility vehicles. It holds in excess of 300 issued patents and published patent applications protecting its unique line of towing and trailering products. The brands under which it markets its products include Westfalia, Terwa and Siarr.
The acquisition of the Westfalia Group positions us as a leading manufacturer of towing and trailering equipment in Europe and further complements our broad portfolio. We believe the acquisition will expand our opportunities for revenue and margin growth, increase our market share and augment our global OE footprint with access to new markets and customers.

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
Employees and Labor Relations
As of December 31, 2016, we employed approximately 4,250 people, of which approximately 13% were located in the United States. In the United States, we have no collective bargaining agreements. Employee relations have generally been satisfactory.
On July 21, 2015, we announced the decision to close our manufacturing facility in Ciudad Juarez, Mexico along with our distribution warehouse in El Paso, Texas, within our Horizon Americas segment, impacting approximately 214 hourly and 47 salaried employees. During the second quarter of 2016, we vacated the El Paso, Texas and Juarez, Mexico sites.
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
Intangible Assets
Our identified intangible assets, consisting of customer relationships, trademarks and trade names and technology, are recorded at approximately $86.7 million as of December 31, 2016, net of accumulated amortization. The valuation of each of our identified intangibles was performed using broadly accepted valuation methodologies and techniques.
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

Trademarks and Trade Names. Each of our operating groups designs and manufactures products for focused markets under various trade names and trademarks. Our trademark/trade name intangibles are well-established and considered long-lived assets that require maintenance through advertising and promotion expenditures. Because it is our practice and intent to maintain and to continue to support, develop and market these trademarks/trade names for the foreseeable future, we consider our rights in these trademarks/trade names to have an indefinite life, except as otherwise dictated by applicable law. During the second quarter of 2016, we made a decision to simplify our brand offering in the Horizon Americas segment. This resulted in the impairment of trade names with an aggregate carrying value of $2.4 million. During the fourth quarter of 2016, we performed our annual assessment of indefinite-lived intangible assets. Based on this assessment, we determined that certain trade names with an aggregate carrying value of $6.9 million were impaired. This resulted in impairment charges of $6.2 million. For additional information, refer to Note 6, "Goodwill and Other Intangible Assets," included in Item 8, "Financial Statements and Supplementary Data," within this Annual Report on Form 10-K.
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
International Operations
Approximately 34.0% of our net sales for the year ended December 31, 2016 were derived outside of the United States. We may significantly expand our international operations through organic growth and acquisitions. In addition, approximately 95.0% of our total net fixed assets as of December 31, 2016 were located outside of the United States. We operate manufacturing facilities in Australia, Brazil, France, Germany, Romania, Mexico, New Zealand, South Africa, Thailand, and the United Kingdom. For information pertaining to the net sales and total assets attributed to our international operations, refer to Note 16, "Segment Information," included in Item 8, "Financial Statements and Supplementary Data," within this Annual Report on Form 10-K.
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

Item 1A.    Risk Factors
You should carefully consider each of the risks described below, together with information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risks that are highlighted below are not the only ones that we face. Some of our risks relate principally to our business and the industry in which we operate, while others relate principally to our spin-off from TriMas, to the securities markets in general and ownership of our common stock. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected.
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
We may not achieve our strategic goals for margin expansion, capital structure improvement and organic growth; our past performance in these areas may not be indicative of future performance. Failure to achieve our strategic goals may adversely impact our results of operations.
Our strategic platforms for value creation and goals for margin expansion, capital structure improvement and organic growth are subject to risk and uncertainty and depend on general economic, credit, capital market and other conditions that are beyond our control and are subject to fluctuation. Our past performance with respect to margin expansion, capital structure improvement and organic growth, both before and after the spin-off, should be considered independent from, and may not be a reliable indicator of, future performance. These strategic goals may need to be revised or may not be met for a number of reasons, including changes in general economic conditions in the United States and abroad, changes in credit and capital market conditions, increased competition in the markets for our products, increases in raw material or energy costs and changes in technology and manufacturing techniques.
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
At December 31, 2016, our intangible assets and goodwill were approximately $86.7 million and $120.2 million, respectively. Intangibles and goodwill each represented approximately 14% and 20% of our total assets, respectively. If we experience declines in sales and operating profit or do not meet our current and forecasted operating budget, we may be subject to future impairment charges. Because of the significance of these assets, any future impairment could have a material adverse effect on our financial results.
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
We have a substantial amount of debt. To service our debt, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. If we cannot generate the required cash, we may not be able to make the necessary payments required under our debt.
At December 31, 2016, after giving effect to our issuance of $125.0 million aggregate principal amount of our convertible senior notes due 2022 and the repayment of a portion of our term B loan with a portion of the net proceeds from the convertible senior notes issuance and all of the net proceeds from our common stock issuance in February 2017, we had total long-term debt of approximately $275.0 million (without giving effect to the equity component of the convertible senior notes or any debt discount). Our ability to make payments on our debt, fund our other liquidity needs, and make planned capital expenditures will depend on our ability to generate cash in the future. Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs and make planned capital expenditures.
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
We lease many of our manufacturing facilities and certain capital equipment. Our rental expense in 2016 under these operating leases was approximately $16.8 million. A failure to pay our rental obligations would constitute a default allowing the applicable landlord to pursue any remedy available to it under applicable law, which would include taking possession of our property and, in the case of real property, evicting us. These leases are categorized as operating leases and are not considered indebtedness for purposes of our debt instruments.
We may be subject to further unionization and work stoppages at our facilities or our customers may be subject to work stoppages, which could seriously impact the profitability of our business.
As of December 31, 2016, approximately 46% of our work force was unionized under several different unions. We are not aware of any present active union organizing drives at any of our other facilities. We cannot predict the impact of any further unionization of our workplace.
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
We provide healthcare benefits for active employees through comprehensive hospital, surgical and major medical benefit provisions, all of which are subject to various cost-sharing features. If our costs under our benefit programs for active employees exceed our projections, our business and financial results could be materially adversely affected. Additionally, foreign competitors and many domestic competitors provide fewer benefits to their employees, and this difference in cost could adversely impact our competitive position.
A significant portion of our sales is derived from international sources, which exposes us to certain risks which may adversely affect our business and our financial results.
We have extensive operations outside of the United States. Approximately 34.0% of our net sales for the year ended December 31, 2016 were derived from sales by our subsidiaries located outside of the United States. In addition, we may significantly expand our international operations through internal growth and acquisitions.  International operations, particularly sales to emerging markets and manufacturing in non-U.S. countries, are subject to risks which are not present within U.S. markets, which include, but are not limited to, the following:

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
We are also exposed to risks relating to U.S. policy with respect to companies doing business in foreign jurisdictions, particularly in light of the new U.S. presidential administration. Legislation or other changes in the U.S. tax laws could increase our U.S. income tax liability and adversely affect our after-tax profitability. For example, U.S. lawmakers are considering several U.S. corporate tax reform proposals, including, among others, proposals which could reduce or eliminate U.S. income tax deferrals on unrepatriated foreign earnings and eliminate tax incentives in exchange for a lower U.S. statutory tax rate. In addition, the new U.S. presidential administration has introduced greater uncertainty with respect to future tax, trade regulations and trade agreements. Changes in tax policy, trade regulations or trade agreements, such as the disallowance of tax deductions on imported merchandise or the imposition of new tariffs on imported products, could have a material adverse effect on our business and results of operations.
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
Our growth strategy includes acquisitions. If we are unable to identify attractive acquisition candidates, successfully integrate acquired operations or realize the intended benefits of our acquisitions, we may be adversely affected.
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
We completed the acquisition of the Westfalia Group in October 2016. The benefits that are expected to result from the acquisition of Westfalia Group will depend, in part, on our ability to realize the anticipated growth opportunities and cost synergies as a result of the acquisition. Our success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of the Westfalia Group. There is a significant degree of difficulty and management distraction inherent in the process of integrating an acquisition as sizable as the Westfalia Group. The process of integrating operations could cause an interruption of, or loss of, momentum in ours and the Westfalia Group's activities. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our business, service existing customers, attract new customers, and develop new products or strategies. If senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer. There can be no assurance that we will successfully or cost-effectively integrate the Westfalia Group. The failure to do so could have a material adverse effect on our business, financial condition, and results of operations.
Even if we are able to integrate the Westfalia Group successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies that we currently expect from this integration, and we cannot guarantee that these benefits will be achieved within anticipated time frames or at all. For example, we may not be able to eliminate duplicative costs. Moreover, we may incur substantial expenses in connection with the integration of the Westfalia Group. While it is anticipated that certain expenses will be incurred to achieve cost synergies, such expenses are difficult to estimate accurately, and may exceed current estimates. Accordingly, the benefits from the acquisition may be offset by costs incurred to, or delays in, integrating the businesses.
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
The accounting method for convertible debt securities that may be settled in cash, such as our convertible senior notes, could have a material effect on our reported financial results.
Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as our convertible senior notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for our convertible senior notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of our convertible senior notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of our convertible senior notes to their face amount over the term of the convertible senior notes. We will report lower net income in our financial statements because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the convertible senior notes.
In addition, under certain circumstances, convertible debt instruments (such as our convertible senior notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of our convertible senior notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of our convertible senior notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of our convertible senior notes, then our diluted earnings per share would be adversely affected.

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
There are several significant areas where the liabilities of TriMas may yet become our obligations. The separation and distribution agreement and employee matters agreement generally provide that we are responsible for substantially all liabilities that relate to our Horizon Americas and Horizon Asia‑Pacific business activities, whether incurred prior to or after the spin-off, as well as those liabilities of TriMas specifically assumed by us. In addition, under the Internal Revenue Code (the "Code") and the related rules and regulations, each corporation that was a member of the TriMas consolidated tax reporting group during any taxable period or portion of any taxable period ending on or before the completion of the spin-off is jointly and severally liable for the federal income tax liability of the entire TriMas consolidated tax reporting group for that taxable period. In connection with the spin-off, we entered into a tax sharing agreement with TriMas that allocated the responsibility for prior period taxes of the TriMas consolidated tax reporting group between us and TriMas. However, if TriMas is unable to pay any prior period taxes for which it is responsible, we could be required to pay the entire amount of such taxes. Other provisions of federal law establish similar liability for other matters, including laws governing tax-qualified pension plans as well as other contingent liabilities.
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
Our recent issuance of convertible senior notes, or the issuance of any additional shares of our common stock or instruments convertible into shares of our common stock, could materially and adversely affect the market price of our common stock.
In February 2017, we issued $125.0 million aggregate principal amount of convertible senior notes. The convertible senior notes may be settled in cash, shares of common stock or a combination of cash and shares of common stock, at our option. In the future, we may issued additional shares of our common stock or other instruments convertible into, or exchangeable or exercisable for, shares of our common stock. The recent convertible senior notes issuance, and any future issuance of shares of our common stock or instruments convertible into, or exercisable or exchangeable into, shares of our common stock, may materially and adversely affect the market price of our common stock.
In particular, a substantial number of shares of our common stock is reserved for issuance upon conversion of the convertible senior notes upon exercise and settlement or termination of the warrant transactions that we entered into in connection with the convertible senior notes offering, and upon the exercise of stock options, the vesting of restricted stock awards and deferred restricted stock units to our employees. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of shares of our common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities. In addition, the market price of our common stock could also be affected by possible sales of our common stock by investors who view our convertible senior notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our convertible senior notes and our common stock.
Anti-takeover provisions contained in our Amended and Restated Certificate of Incorporation, or our “certificate of incorporation,” and Amended and Restated Bylaws, or our “bylaws,” as well as provisions of Delaware law, could impair a takeover attempt that stockholders may consider favorable.
Our certificate of incorporation and bylaws provisions, as amended and restated, may have the effect of delaying, deferring or discouraging a prospective acquiror from making a tender offer for our common stock or otherwise attempting to obtain control of us. These provisions, among other things, establish that our board of directors fixes the number of members of the board, divide the board of directors into three classes with staggered terms and establish advance notice requirements for nomination of candidates for election to the board or for proposing matters that can be acted on by stockholders at stockholder meetings. To the extent that these provisions discourage takeover attempts, they could deprive stockholders of opportunities to realize takeover premiums for their shares of common stock. Moreover, these provisions could discourage accumulations of large blocks of our common stock, thus depriving stockholders of any advantages that large accumulations of common stock might provide.
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
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
As of December 31, 2016, our operations were conducted through 64 facilities in 21 countries. All of our principal manufacturing facilities are leased. The leases for our manufacturing facilities have initial terms that expire from 2017 through 2041 and are all renewable, at our option, for various terms, provided that we are not in default under the lease agreements. Our corporate headquarters are located in Troy, Michigan under a lease through November 2027. We believe that substantially all of our properties are in generally good condition and there is sufficient capacity to meet current and projected manufacturing, product development and logistics requirements.
The following list identifies, by reportable segment, the location of our principal manufacturing and other facilities as of December 31, 2016:

Horizon Americas	Horizon Asia‑Pacific	Horizon Europe‑Africa
United States: Indiana: South Bend Iowa: Fairfield Michigan: Plymouth Ohio: Solon Texas: Dallas McAllen International: Brazil: Itaquaquecetuba, São Paulo Canada: Mississauga, Ontario Mexico: Reynosa	International: Australia: Keysborough,Victoria New Zealand: Manukau City Thailand: Chon Buri	International: Germany: Hartha Rheda-Wiedenbruck France: Luneray Romania: Brasov South Africa: Pretoria Springs United Kingdom: Deeside

Item 3.    Legal Proceedings
We are subject to claims and litigation in the ordinary course of business, but we do not believe that any such claim or litigation is likely to have a material adverse effect on our financial position and results of operations or cash flows.

Item 4.    Mine Safety Disclosures
Not applicable.
Supplementary Item. Executive Officers of the Company
All executive officers have been employed by us in their current roles since the spin-off. The executive officers of Horizon as of December 31, 2016 are as follows:
A. Mark Zeffiro. Mr. Zeffiro was appointed as co-chair of our Board on June 29, 2015, and was named our president and chief executive officer on June 30, 2015. Mr. Zeffiro has served as president and a director of Horizon since our incorporation on January 14, 2015. Mr. Zeffiro previously served as group president of Cequent, which was comprised of TriMas' Cequent Americas and Cequent APEA reporting segments specializing in towing, trailering and cargo management products (“Cequent”), beginning in January 2015. Mr. Zeffiro served as chief financial officer of TriMas from June 2008 to January 2015 and executive vice president of TriMas from May 2013 until January 2015. Prior to joining TriMas, Mr. Zeffiro held various financial management and business positions with General Electric Company, or GE, a diversified technology and financial services company, and Black and Decker Corporation, or Black & Decker, a global manufacturer of quality power tools and accessories, hardware, home improvement products and fastening systems. From 2004 through 2008, during Mr. Zeffiro’s four-year tenure with Black & Decker, he was vice president of finance for the global consumer product group and Latin America. In addition, Mr. Zeffiro was directly responsible for and functioned as general manager of Black & Decker’s factory store business unit. From 2003 to 2004, Mr. Zeffiro was chief financial officer of First Quality Enterprises, a private company producing consumer products for the health care market. From 1988 through 2002, he held a series of operational and financial leadership positions with GE, the most recent of which was chief financial officer of its medical imaging manufacturing division. In April 2015, Mr. Zeffiro was appointed to the board of directors of Atkore International Group, Inc., a manufacturer of electrical raceway solutions. Mr. Zeffiro also serves on the board of directors of the Detroit Institute of Arts, where he chairs the finance committee, and the board of trustees of Walsh College, where he sits on the academic committee. Mr. Zeffiro's position as president and chief executive officer of Horizon provides him the ability to offer the Board firsthand insight into the operations and strategic vision of the Company.  Mr. Zeffiro has extensive knowledge and subject matter expertise in strategic planning, business management, mergers and acquisitions and financial accounting.
David Rice. Mr. Rice was named our chief financial officer on June 30, 2015 in connection with the spin-off from TriMas. From January 14, 2015 through June 29, 2015, Mr. Rice served as vice president and a director of Horizon. Mr. Rice was previously division finance officer for TriMas’ subsidiary Cequent Performance Products, Inc. beginning in 2011. Prior to his appointment in 2011, Mr. Rice held various positions within TriMas, including group controller from 2005 to 2009 and vice president of corporate audit from 2009 to 2011. Before joining TriMas in 2005, Mr. Rice held divisional controller positions with GKN Sinter Metals, a leading supplier of powdered metal precision components, from 2004 to 2005, and Mueller Industries, Inc., a manufacturer and distributor of copper, brass, aluminum and plastic fittings, valves and related tubular flow control and industrial products, from 1998 to 2004. Mr. Rice held positions of increasing financial leadership at The Woodbridge Group from 1994 to 1998, a company offering urethane and bead foam technologies to the automotive and commercial vehicle industries and other business sectors. Mr. Rice began his career in public accounting with Coopers and Lybrand and brings over 30 years of accounting and financial leadership, mergers and acquisitions and management of international operations experience.
Jay Goldbaum.  Mr. Goldbaum was named our legal director, chief compliance officer and corporate secretary on June 30, 2015 in connection with the spin-off from TriMas. From January 14, 2015 through June 29, 2015, Mr. Goldbaum served as vice president, corporate secretary and a director of Horizon. Mr. Goldbaum was previously associate general counsel-commercial law for TriMas beginning in January 2014. Mr. Goldbaum joined TriMas in January 2012 and held the position of legal counsel. Before joining TriMas, Mr. Goldbaum was an associate in the corporate and litigation practice groups at the law firm of Jaffe, Raitt, Heuer & Weiss, P.C. from September 2007 to August 2011. Mr. Goldbaum also held the position of chief operating officer at Teal Media, an internet design and communications company, from August 2011 to October 2011.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, par value $0.01 per share, is listed for trading on the New York Stock Exchange, or NYSE, under the symbol "HZN." As of March 7, 2017, there were 277 holders of record of our common stock.
The high and low sales prices per share of our common stock by quarter, as reported on the New York Stock Exchange through December 31, 2016, are shown below:

	Price range of common stock
	High Price	Low Price
Year ended December 31, 2016
1st Quarter	$12.80	$8.06
2nd Quarter	$13.10	$10.60
3rd Quarter	$20.97	$10.84
4th Quarter	$25.36	$19.20
Year ended December 31, 2015
2nd Quarter	$16.25	$15.05
3rd Quarter	$15.75	$8.59
4th Quarter	$11.00	$8.04
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

Performance Graph
The following graph provides a comparison of the cumulative shareholder return on the Company's common stock to the returns of the Russell 2000 Index and the average performance of the Company's selected peer group(1) based on total shareholder return from July 1, 2015 (the first day our common stock began regular-way trading on the NYSE) through December 31, 2016. We have assumed that dividends have been reinvested and returns have been weighted-averaged based on market capitalization. The graph assumes that $100 was invested on July 1, 2015 in each of Horizon's common stock, the stocks comprising the Russell 2000 Index and the stocks comprising the peer group.
______________
(1) Includes Ametek Inc., Dorman Products Inc., Douglas Dynamics, Inc., Drew Industries Incorporated, Federal Signal Corporation, Fox Factory Holding Corp., Gentex Corporation, Gentherm Incorporated, Manitex International Inc., Motorcar Parts of America, Inc., Shiloh Industries, Inc., Spartan Motors, Inc., Standard Motor Products, Inc., Stoneridge, Inc., Strattec Security Corporation, Superior Industries International, Inc., Supreme Industries, Inc., Wabash National Corporation and WABCO Holdings Inc.

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

	Year ended December 31,
	2016	2015	2014	2013
	(dollars in thousands, except per share data)
Statement of Income Data:
Net sales	$649,200	$575,510	$611,780	$588,270
Gross profit	160,350	143,040	148,090	125,010
Operating profit	6,300	19,570	24,460	5,670
Net income (loss)	(12,660)	8,300	15,350	9,780
Net (loss) attributable to noncontrolling interest	(300)	—	—	—
Net income (loss) attributable to Horizon Global	(12,360)	8,300	15,350	9,780
Net income (loss) per share attributable to Horizon Global:
Basic	$(0.66)	$0.46	$0.85	$0.54
Diluted	$(0.66)	$0.46	$0.85	$0.54
Weighted average common shares outstanding:
Basic	18,775,500	18,064,491	18,062,027	18,062,027
Diluted	18,775,500	18,160,852	18,113,416	18,098,645

	As of December 31,
	2016	2015	2014	2013
	(dollars in thousands)
Balance Sheet Data:
Total assets	$613,370	$331,580	$339,500	$360,680
Current maturities, long-term debt	22,900	10,130	460	1,300
Long-term debt	327,040	178,610	300	670

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
The financial information discussed below and included in this Annual Report on Form 10-K for periods prior to the separation may not necessarily reflect what Horizon's financial condition, results of operations or cash flows would have been had Horizon been a stand-alone public entity during this period or what Horizon's financial condition, results of operations and cash flows may be in the future. You should read the following discussion together with Item 8, "Financial Statements and Supplementary Data" within this Annual Report on Form 10-K.
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
We report shipping and handling expenses associated with our Horizon Americas reportable segment's distribution network as an element of selling, general and administrative expenses in our consolidated statements of income (loss). As such, gross margins for the Horizon Americas reportable segment may not be comparable to those of our Horizon Asia‑Pacific and Horizon Europe‑Africa segments, which primarily rely on third-party distributors, for which all costs are included in cost of sales.
The acquisition of the Westfalia Group, a European leader in towing products, addressed a geographic gap in our global footprint by strengthening our presence in the European market. The Westfalia Group is included in the results of operations and consolidated financial statements beginning October 1, 2016.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our three reportable segments:

	Year ended December 31,
	2016	As a Percentage of Net Sales	2015	As a Percentage of Net Sales	2014	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Horizon Americas	$443,240	68.3%	$429,310	74.6%	$446,670	73.0%
Horizon Asia‑Pacific	101,880	15.7%	95,270	16.6%	110,970	18.1%
Horizon Europe‑Africa	104,080	16.0%	50,930	8.8%	54,140	8.8%
Total	$649,200	100.0%	$575,510	100.0%	$611,780	100.0%
Gross Profit
Horizon Americas	$131,320	29.6%	$116,290	27.1%	$116,710	26.1%
Horizon Asia‑Pacific	22,470	22.1%	19,100	20.0%	23,660	21.3%
Horizon Europe‑Africa	6,560	6.3%	7,650	15.0%	7,720	14.3%
Total	$160,350	24.7%	$143,040	24.9%	$148,090	24.2%
Selling, General and Administrative
Horizon Americas	$86,470	19.5%	$84,190	19.6%	$85,190	19.1%
Horizon Asia‑Pacific	11,210	11.0%	11,420	12.0%	15,010	13.5%
Horizon Europe‑Africa	17,180	16.5%	7,460	14.6%	8,690	16.1%
Corporate	30,290	N/A	18,280	N/A	14,000	N/A
Total	$145,150	22.4%	$121,350	21.1%	$122,890	20.1%
Net Gain/(Loss) on Disposition of Property and Equipment
Horizon Americas	$(230)	(0.1)%	$(1,800)	(0.4)%	$(710)	(0.2)%
Horizon Asia‑Pacific	(30)	—%	(30)	—%	10	—%
Horizon Europe‑Africa	(280)	(0.3)%	(290)	(0.6)%	(40)	(0.1)%
Corporate	—	N/A	—	N/A	—	N/A
Total	$(540)	(0.1)%	$(2,120)	(0.4)%	$(740)	(0.1)%
Operating Profit (Loss)
Horizon Americas	$38,680	8.7%	$30,300	7.1%	$30,810	6.9%
Horizon Asia‑Pacific	11,230	11.0%	7,650	8.0%	8,970	8.1%
Horizon Europe‑Africa	(13,320)	(12.8)%	(100)	(0.2)%	(1,320)	(2.4)%
Corporate	(30,290)	N/A	(18,280)	N/A	(14,000)	N/A
Total	$6,300	1.0%	$19,570	3.4%	$24,460	4.0%
Capital Expenditures
Horizon Americas	$5,550	1.3%	$5,970	1.4%	$4,530	1.0%
Horizon Asia‑Pacific	3,310	3.2%	1,360	1.4%	4,480	4.0%
Horizon Europe‑Africa	4,670	4.5%	690	1.4%	2,430	4.5%
Corporate	1,010	N/A	300	N/A	—	N/A
Total	$14,540	2.2%	$8,320	1.4%	$11,440	1.9%
Depreciation and Amortization
Horizon Americas	$10,750	2.4%	$10,750	2.5%	$11,410	2.6%
Horizon Asia‑Pacific	4,090	4.0%	4,130	4.3%	4,830	4.4%
Horizon Europe‑Africa	3,290	3.2%	2,070	4.1%	2,690	5.0%
Corporate	90	N/A	130	N/A	—	N/A
Total	$18,220	2.8%	$17,080	3.0%	$18,930	3.1%

Results of Operations
Year Ended December 31, 2016 Compared with Year Ended December 31, 2015
The principal factors impacting us during the year ended December 31, 2016, compared with the year ended December 31, 2015 were:

▪	the impacts of the Westfalia Group acquisition;

▪	global sales growth with our automotive OE customers driven by both new program awards and growth within existing programs; and

▪	the realization of previously implemented cost savings and productivity initiatives.
Overall, net sales increased approximately $73.7 million, or approximately 12.8%, to $649.2 million in 2016, as compared to $575.5 million in 2015. During the year ended December 31, 2016, net sales increased in all of our reportable segments. Net sales within our Horizon Europe‑Africa reportable segment increased $53.2 million driven by our fourth quarter 2016 acquisition of the Westfalia Group, which added net sales of $54.5 million to Horizon Europe-Africa's results in 2016. Growth in Horizon Europe-Africa's automotive OE channel in the legacy businesses in Germany and South Africa were more than offset by declines in legacy businesses elsewhere in Europe and unfavorable currency exchange. Net sales within our Horizon Americas reportable segment were up $13.9 million driven by increases in the automotive OE, e-commerce, and retail channels, which were partially offset by a decline within the aftermarket and industrial channels. Net sales within our Horizon Asia‑Pacific reportable segment increased by $6.6 million primarily due to increases in the automotive OE channel, which were partially offset by unfavorable currency exchange.
Gross profit margin (gross profit as a percentage of net sales) approximated 24.7% and 24.9% in 2016 and 2015, respectively. The overall decrease in gross profit margin primarily relates to our Horizon Europe‑Africa reportable segment, which was negatively impacted by purchase accounting, as well as higher commodity prices, product input costs, and unfavorable currency exchange. The decreases in gross profit margin were partially offset by higher sales volumes in both of our Horizon Americas and Horizon Asia‑Pacific reportable segments. Additionally, margin improvement in our Horizon Americas' reportable segment and cost savings and productivity initiatives in our Horizon Asia‑Pacific reportable segment partially offset the decline in the gross profit margin.
Operating profit margin (operating profit as a percentage of net sales) approximated 1.0% and 3.4% in 2016 and 2015, respectively. Operating profit decreased $13.3 million, or 67.8%, to $6.3 million in 2016 as compared to $19.6 million in 2015, primarily as a result of the impact of purchase accounting and transaction related expenses within the Horizon Europe-Africa reportable segment. Operating profit margin was also negatively impacted by $6.8 million of incremental expenses related to the impairment of intangible assets and the disposal of property and equipment compared to 2015 in our Horizon Americas and Horizon Europe-Africa reportable segments. Partially offsetting these decreases were favorable product mix and lower input costs in our Horizon Americas reportable segment and cost and productivity initiatives in our Horizon Asia‑Pacific reportable segment.
Interest expense increased approximately $11.3 million, to $20.1 million in 2016, as compared to $8.8 million in 2015. As we became a public company, we incurred debt in the form of a Term B Loan (as defined below) and ABL Facility (as defined below). The increase in expense in 2016 is partially due to these instruments being outstanding for twelve months compared to only six months in 2015. We also incurred additional debt in the form of the Incremental Term B Loan (as defined below) that was extended to us in the fourth quarter of 2016 in connection with the acquisition of the Westfalia Group.
Other expense, net decreased approximately $1.1 million to $2.6 million in 2016, from $3.7 million in 2015, primarily driven by lower foreign currency transaction losses as the U.S. dollar stabilized in relation to the foreign currencies in which we operate.
The effective income tax rate for 2016 was 22.8%, compared to (18.2)% for 2015. The higher effective tax rate for the year ended December 31, 2016 is primarily driven by incurring non-deductible transaction costs related to the Westfalia Group acquisition, which were partially offset by the recognition of income tax benefits associated with the release of certain unrecognized tax positions. The lower tax rate in 2015 was due to the recognition of a $3.3 million tax benefit due to the release of an unrecognized tax contingency due to the expiration of the statute of limitations, which was offset by $2.9 million of tax charges for spin-off related transaction costs. Additionally, the overall effective tax rate for 2015 was reduced by the recognition of benefits associated with losses in certain jurisdictions with higher statutory tax rates.
Net income decreased approximately $21.0 million to a net loss of $12.7 million in 2016, from net income of $8.3 million in 2015. The decrease was primarily the result of a $13.3 million decrease in operating profit, a $11.3 million increase in interest expense, partially offset by a $1.1 million decrease in other expenses, net and by a $2.5 million increase in income tax benefit.

See below for a discussion of operating results by reportable segment.
Horizon Americas.    Net sales increased approximately $13.9 million , or 3.2%, to $443.2 million in 2016, as compared to $429.3 million in 2015. Net sales in our automotive OE channel increased approximately $14.8 million, primarily driven by new programs and continued growth with global automotive manufacturers. E-commerce increased by approximately $7.6 million, due to increased consumer promotional activity and increased demand from automotive Internet retailers. Net sales in our retail channel increased approximately $0.8 million, driven by growth with our mass merchant and automotive retail customers in our towing, trailering, and broom and brush categories. These increases were partially offset by decreases within our aftermarket and industrial channels. Net sales in our aftermarket channel decreased approximately $4.6 million due to a consumer shift towards the e-commerce channel, lower sales to smaller regional warehouse distributor customers, and macroeconomic conditions in the Brazilian market, which more than offset sales increases to our national warehouse distributor customers. Net sales in our industrial channel decreased approximately $4.0 million, primarily due to lower demand from our OE and warehouse distributor customers servicing energy and agricultural end markets. The remainder of the change in net sales was primarily due to unfavorable currency exchange as the Brazilian real weakened in relation to the U.S. dollar.
Horizon Americas' gross profit increased approximately $15.0 million to $131.3 million, or 29.6% of sales, in 2016, from approximately $116.3 million, or 27.1% of sales, in 2015, due to margin improvement and higher sales levels. Gross profit margin was positively impacted due to a favorable product sales mix within our automotive OE channel, as sales of our higher margin brake controllers and heavy duty towing products increased year-over-year. Further improving gross profit margin in 2016 were favorable commodity prices, lower labor input costs in our Mexican facilities as a result of a strengthened U.S. dollar in relation to the Mexican peso, and lower freight costs as we benefited from efforts to localize supply chain near our manufacturing facility.
Selling, general and administrative expenses increased approximately $2.3 million to $86.5 million, or 19.5% of sales, in 2016, as compared to $84.2 million, or 19.6% of sales, in 2015. Selling, general and administrative costs increased due to approximately $3.1 million in higher people costs primarily related to marketing and product design in support of growth initiatives within our e-commerce and retail channels, as well as $1.0 million in increased health insurance costs and $0.6 million related to the implementation of a new ERP system. These increases were partially offset by approximately $2.4 million of lower costs associated with combining our Cequent Consumer Products and Cequent Performance Products businesses.
Horizon Americas' operating profit increased approximately $8.4 million to $38.7 million, or 8.7% of sales, in 2016, from $30.3 million, or 7.1% of net sales, in 2015. Operating profit increased primarily due to favorable product sales mix and lower manufacturing input costs. These effects were partially offset by $4.4 million incremental expense related to the impairment of intangible assets and the disposal of property and equipment compared to 2015.
Horizon Asia-Pacific.    Net sales increased approximately $6.6 million, or 6.9%, to $101.9 million in 2016, as compared to $95.3 million in 2015. Net sales were negatively impacted by approximately $0.8 million of unfavorable currency exchange. Net sales increased approximately $6.3 million in Australia, driven by increased volume and new program awards with existing OE customers, which outpaced weaker demand in Western Australia due to declining macroeconomic conditions. The remainder of the net sales increase is due to new program awards with OE customers in our New Zealand and Thailand businesses which more than offset the loss of an existing OE contract in Thailand.
Horizon Asia‑Pacific's gross profit increased approximately $3.4 million to $22.5 million, or 22.1% of net sales in 2016, from approximately $19.1 million, or 20.0% of net sales, in 2015. The improvement in gross profit year-over-year was driven by the higher sales volumes, cost savings and productivity initiatives in our Australia business. This improvement was partially offset by a large OEM recovery in Thailand during 2015 that did not reoccur in 2016.
Horizon Asia‑Pacific's selling, general and administrative expenses decreased approximately $0.2 million to $11.2 million, or 11.0% of net sales in 2016, as compared to $11.4 million, or 12.0% of net sales, in 2015. Selling, general and administrative expenses decreased by approximately $0.5 million due to lower costs associated with promotional activities compared to 2015, which was partially offset by an increase of $0.3 million in people costs primarily resulting from increased sales levels.
Horizon Asia‑Pacific's operating profit increased approximately $3.5 million to $11.2 million, or 11.0% of net sales, in 2016, from $7.7 million, or 8.0% of net sales in 2015, primarily due to higher sales volumes and cost savings and productivity initiatives in our Australia business.
Horizon Europe-Africa. Net sales increased approximately $53.2 million, or 104.4%, to $104.1 million in 2016, as compared to $50.9 million in 2015. Approximately $54.5 million of the increase is attributable to the Westfalia Group acquisition in the fourth quarter of 2016. Net sales increased approximately $4.5 million in our legacy Germany and South Africa businesses driven by increased volume on existing programs and new program awards with existing automotive OE customers. These increases were partially offset by a decrease of approximately $0.8 million in the United Kingdom as a result of a strategic decision to discontinue a distribution partnership and a decrease of approximately $1.2 million in Finland due to weak economic conditions. Net sales were further negatively impacted by approximately $3.9 million of unfavorable currency exchange.

Horizon Europe‑Africa's gross profit decreased approximately $1.1 million to $6.6 million, or 6.3% of net sales in 2016, from approximately $7.7 million, or 15.0% of net sales, in 2015. Gross profit was negatively impacted by approximately $0.6 million of unfavorable foreign currency exchange. Gross profit margin also decreased by $0.5 million in South Africa and the United Kingdom due to higher commodity prices and product input costs. Gross profit was marginally impacted by the Westfalia Group, as the net sales attributable to the Westfalia Group were offset by its cost of sales, which included approximately $6.7 million of amortization expense related to the fair value step-up of inventory as a result of purchase accounting.
Horizon Europe‑Africa's selling, general and administrative expenses increased approximately $9.7 million to $17.2 million, or 16.5% of net sales in 2016, as compared to $7.5 million, or 14.6% of net sales in 2015. Selling, general and administrative expenses increased by approximately $9.6 million attributable to the results of the Westfalia Group, which included approximately $1.4 million in transaction-related expenditures including professional fees and severance. Increased costs associated with establishing a management structure in the region were partially offset by approximately $0.7 million of favorable foreign currency exchange.
Horizon Europe‑Africa's operating loss increased approximately $13.2 million to $13.3 million, or 12.8% of net sales, in 2016, from an operating loss of $0.1 million, or 0.2% of net sales in 2015, primarily due to losses of approximately $9.6 million realized in the Westfalia Group resulting from the impacts of purchase accounting and transaction related expenditures. The operating loss was further increased by $2.3 million due to unfavorable foreign currency exchange. Impairment charges of approximately $2.4 million in 2016 more than offset the impacts of higher sales volumes in our legacy Germany and South Africa businesses as discussed above, as well as plant closure costs in Finland in 2015 that did not recur in 2016.
Corporate Expenses.  Corporate expenses increased approximately $12.1 million to $30.3 million in 2016, as compared to $18.3 million in 2015. Corporate expenses increased approximately $9.4 million due to expenses related to the acquisition of Westfalia Group. The remaining increase is primarily related to the costs of operating as a standalone public company for a full year, versus only six months in 2015. For the first six months of 2015, the consolidated financial statements include expense allocations, related to the spin-off, for certain functions provided by our former parent; however, the allocations may not be comparable to the corporate expenses we incurred as a stand-alone company. Corporate expenses included in operating profit in the accompanying consolidated financial statements include amounts that were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue or headcount.

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014
The principal factors impacting us during the year ended December 31, 2015 compared with the year ended December 31, 2014 were:

▪
the impact of foreign currency, as our reported results in U.S. dollars were overall negatively impacted as a result of the stronger U.S. dollar relative to certain foreign currencies, particularly in our Horizon Asia‑Pacific and Horizon Europe‑Africa reportable segments;

▪	our announcement of plans to close our manufacturing facility in Ciudad Juarez along with its distribution warehouse in El Paso, Texas;

▪	market dynamics surrounding the consolidation activities of our distribution customers; and

▪	development of our corporate cost structure as an independent public company.
Overall, net sales decreased approximately $36.3 million, or approximately 5.9%, to $575.5 million in 2015, as compared to $611.8 million in 2014. During 2015, net sales decreased in all of our reportable segments. Net sales within our Horizon Americas reportable segment were down approximately $20.0 million due to the consolidation of distribution centers of aftermarket channel customers, lower demand from energy and agricultural end market customers within the industrial channel and unfavorable currency exchange. Further, net sales within our Horizon Asia‑Pacific and Horizon Europe‑Africa reportable segments decreased by approximately $16.1 million and $7.4 million, respectively, due to unfavorable currency exchange and by approximately $1.3 million due to the loss of an existing OE customer program within our Horizon Asia‑Pacific reportable segment. These decreases were partially offset by an increase in net sales of $7.2 million primarily due to increases in Horizon Americas' retail channel and increased OE customer demand and program awards in our South Africa business within the Horizon Europe‑Africa reportable segment.
Gross profit margin approximated 24.9% and 24.2% in 2015 and 2014, respectively. The overall increase in gross profit margin relates primarily to lower product and labor input costs and operational efficiencies in our Horizon Americas' Mexican facilities and improvements within our Horizon Europe‑Africa reportable segment related to higher sales volume in South Africa and improved margins in the United Kingdom. The increases in gross profit margin were partially offset by costs associated with integrating our Cequent Consumer Products and Cequent Performance Products business units, lower sales year-over-year in our higher margin OE and aftermarket product categories, higher material input costs in our Australia business and costs related to the closure of our facility in Finland.
Operating profit margin approximated 3.4% and 4.0% in 2015 and 2014, respectively. Operating profit decreased $4.9 million, or 20.0%, to $19.6 million in 2015 as compared to $24.5 million in 2014, primarily as a result of costs associated with integrating our Cequent Consumer Products and Cequent Performance Product business units, increased legal costs and lower sales levels. The decrease in operating profit margin was partially offset by reductions in compensation costs at all of our reportable segments and a favorable foreign currency impact at certain of our Horizon Asia‑Pacific locations.
Interest expense increased approximately $8.1 million, to $8.8 million in 2015, as compared to $0.7 million in 2014. Our June 30, 2015 launch as a public company was funded through a Term B Loan, while operating funds were provided by a revolving ABL Facility.
Other expense, net increased approximately $0.5 million to $3.7 million in 2015, from $3.2 million in 2014, primarily due to higher losses on transactions denominated in foreign currencies within certain of our Horizon Asia‑Pacific and Horizon Europe‑Africa locations.

The effective income tax rate for 2015 was (18.2)%, compared to 25.4% for 2014. The decrease was primarily due to the reversal of certain unrecognized tax contingencies, as a result of the expiration of applicable statute of limitations. Additionally, the overall effective tax rate for the period was reduced by the recognition of tax benefits associated with losses in certain jurisdictions with higher statutory tax rates.
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
Horizon Americas. Net sales decreased approximately $17.4 million, or 3.9%, to $429.3 million in 2015, as compared to $446.7 million in 2014, primarily due to year-over-year decreases within our aftermarket and industrial channels partially offset by increases in our retail channel and e-commerce customers. Net sales within our aftermarket channel decreased approximately $8.2 million primarily due to lower demand from our warehouse distributor customers as a result of consolidation of their distribution centers. Net sales within our industrial channel decreased approximately $6.6 million, primarily due to lower demand from our OE and warehouse distributor customers servicing energy and agricultural end markets. Net sales within our automotive OE channel decreased $1.7 million due to unplanned reductions in customer production days, a delayed product launch and lower take rates on automotive accessories with certain existing customers. Offsetting these declines was an increase in our retail channel of approximately $2.6 million. The growth within the retail channel was driven by existing automotive retail, home center and hardware stores, agriculture supply retail centers and e-commerce customers, and broom and brush and towing products roll-outs with home hardware customers, partially offset by $2.3 million of significant customer product roll-outs in 2014 that did not recur in 2015. Net sales were also negatively impacted by approximately $3.5 million of unfavorable currency exchange. Our other market channels remained relatively flat year-over-year.
Horizon Americas' gross profit decreased approximately $0.4 million to $116.3 million, or 27.1% of sales, in 2015, from approximately $116.7 million, or 26.1% of sales, in 2014, primarily due to lower sales levels in part due to distributor consolidation and lower demand within the industrial channel. Gross profit margin was favorably impacted by lower product and labor input costs in our Mexican facilities as a result of the strengthening U.S. dollar in relation to the Mexican peso, as well as operational efficiencies realized in our Mexican manufacturing facilities. Partially offsetting the margin improvements were approximately $4.3 million of costs recorded in 2015 associated with integrating our Cequent Consumer Products and Cequent Performance Products business units and lower sales year-over-year in our higher margin brake controllers in the OE and aftermarket categories.
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

Horizon Americas' operating profit decreased approximately $0.5 million to $30.3 million, or 7.1% of sales, in 2015, from $30.8 million, or 6.9% of net sales, in 2014, primarily due to lower sales levels and costs associated with integrating our Cequent Consumer Products and Cequent Performance Products divisions. Operating profit margin was positively impacted by operational efficiencies and lower input costs at our Mexican manufacturing facilities. Offsetting the gross margin improvements was approximately $1.1 million of higher disposals of property and equipment, primarily resulting from the write-off of costs associated with the implementation of software determined to be inadequate for the business and $7.6 million of costs associated with integrating our Cequent Consumer Products and Cequent Performance Products business units.
Horizon Asia‑Pacific.    Net sales decreased approximately $15.7 million, or 14.1%, to $95.3 million in 2015, as compared to $111.0 million in 2014. Net sales were negatively impacted by approximately $16.1 million of unfavorable currency exchange. Overall sales increased in our Australia and New Zealand businesses by $1.8 million as new program awards with OE customers outpaced the loss of an existing OE contract and transfer of an OE program to our Thailand business to better serve our customer. Sales decreased in our Thailand business by $1.3 million due to the loss of an existing program with an OE customer that more than offset the transfer from Australia and new program awards.
Horizon Asia‑Pacific's gross profit decreased approximately $4.6 million to $19.1 million, or 20.0% of net sales in 2015, from approximately $23.7 million, or 21.3% of net sales, in 2014. Gross profit was negatively impacted by approximately $2.9 million of unfavorable foreign currency exchange. Gross profit was further adversely impacted by $3.2 million higher material input costs in our Australia business as a result of the weakening Australian dollar and an unfavorable product mix. These decreases were slightly offset by an increase due to an OEM recovery in Thailand.
Horizon Asia‑Pacific's selling, general and administrative expenses decreased approximately $3.6 million to $11.4 million, or 12.0% of sales in 2015, as compared to $15.0 million, or 13.5% of sales in 2014, which is primarily driven by a favorable currency impact of approximately $2.2 million. Reductions in compensation cost and other indirect spending, primarily in our Australian business, as a result of prior cost-saving efforts further contributed to the decline in selling, general and administrative expenses.
Horizon Asia‑Pacific's operating profit decreased approximately $1.3 million to $7.7 million, or 8.0% of sales, in 2015, from $9.0 million, or 8.1% of net sales in 2014, primarily due to currency exchange and higher material input costs in Australia.
Horizon Europe‑Africa. Net sales decreased approximately $3.2 million, or 5.9%, to $50.9 million in 2015, as compared to $54.1 million in 2014. Net sales were negatively impacted by approximately $7.4 million of unfavorable currency exchange. Net sales increased approximately $4.6 million in our South Africa business primarily due to increased demand from an existing OE customer and new program awards. The remaining change in net sales is attributed to our other business units in the Horizon Europe‑Africa segment, which remained relatively flat year-over-year.
Horizon Europe‑Africa's gross profit decreased approximately $0.1 million to $7.6 million, or 15.0% of net sales in 2015, from approximately $7.7 million, or 14.2% of net sales, in 2014. Gross profit was negatively impacted by approximately $1.0 million of unfavorable foreign currency exchange. Gross profit margin was further adversely impacted by costs of approximately $0.8 million in the second quarter related to the closure of our facility in Finland. These adverse impacts were partially offset by improved gross profit and gross profit margin in South Africa as a result of increased volume, and improved margin in our United Kingdom business driven by lower material input costs.
Horizon Europe‑Africa's selling, general and administrative expenses decreased approximately $1.2 million to $7.5 million, or 14.7% of sales in 2015, as compared to $8.7 million, or 16.1% of sales in 2014, which is primarily driven by a a favorable currency impact of approximately $1.0 million.
Horizon Europe‑Africa's operating loss decreased approximately $1.2 million to $0.1 million, or 0.2% of sales, in 2015, from an operation loss of $1.3 million, or 2.4% of net sales in 2014, primarily due to improved gross profit margins in South Africa and the United Kingdom.
Corporate Expenses.   Corporate expenses increased approximately $4.3 million to $18.3 million in 2015, as compared to $14.0 million in 2014. The increase is primarily attributable to increased expenses related to operating as a standalone public company. For all periods prior to the spin-off, the consolidated financial statements include expense allocations, related to the spin-off, for certain functions provided by our former parent; however, the allocations may not be comparable to the corporate expenses we incurred as a stand-alone company. Corporate expenses included in operating profit in the accompanying consolidated financial statements include amounts that were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue or headcount.
Liquidity and Capital Resources
Our capital and working capital requirements are funded through a combination of cash flows from operations, cash on hand and various borrowings and factoring arrangements described below, including our asset-based revolving credit facility ("ABL

Facility"). We utilize intercompany loans and equity contributions to fund our worldwide operations. See Note 10, “Long-term Debt" included in Item 8, "Financial Statements and Supplementary Data," within this Annual Report on Form 10-K. As of December 31, 2016 and 2015, there was $20.2 million and $10.5 million, respectively, of cash held at foreign subsidiaries. There may be country specific regulations which may restrict or result in increased costs in the repatriation of these funds.
Based on our current and anticipated levels of operations and the condition in our markets and industry, we believe that our cash on hand, cash flow from operations and availability under our ABL Facility will enable us to meet our working capital, capital expenditures, debt service and other funding requirements. However, our ability to fund our working capital needs, debt payments and other obligations, and to comply with financial covenants, including borrowing base limitations under our ABL Facility, depends on our future operating performance and cash flows and many factors outside of our control, including the costs of raw materials, the state of the automotive accessories market and financial and economic conditions and other factors. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.
On February 1, 2017, the Company completed an underwritten public offering of 4.6 million shares of common stock, which included the exercise in full by the underwriters of their option to purchase 0.6 million shares of common stock, at a public offering price of $18.50 per share (the "Common Stock Offering"). Proceeds from the Common Stock Offering were approximately $79.7 million, net of underwriting discounts, commissions, and offering-related transaction costs.
Concurrently, the Company completed an underwritten public offering of $125.0 million aggregate principal amount, which included the exercise in full by the underwriters of their over-allotment option to purchase an additional $15.0 million principal amount, of 2.75% Convertible Senior Notes due 2022 (the "Convertible Notes" and the "Convertible Notes Offering", respectively). The Convertible Notes bear interest at a rate of 2.75% per annum, payable semiannually in arrears on January 1 and July 1 of each year, beginning on July 1, 2017. The Convertible Notes will mature on July 1, 2022, unless earlier converted in accordance with the terms prior to such date. Proceeds from the Convertible Notes Offering were approximately $119.2 million, net of underwriting discounts, commissions, and offering-related transaction costs. The Company used the net proceeds of the Common Stock Offering, along with a portion of the net proceeds from the Convertible Notes Offering, to repay $177.0 million of existing indebtedness under the Term B Loan.
Cash Flows - Operating Activities
Cash provided by operating activities in 2016 was approximately $35.4 million, as compared to $26.9 million in 2015. In 2016, the Company generated $20.0 million in cash flows, based on the reported net loss of $12.7 million and after considering the effects of non-cash items related to losses on dispositions of property and equipment, depreciation, amortization, intangible asset impairment, stock compensation, amortization of inventory step-up recorded as part of purchase accounting, changes in deferred income taxes, amortization of original issuance discount and debt issuance costs, and other, net. In 2015, the Company generated $26.4 million based on the reported net income of $8.3 million and after considering the effects of similar non-cash items.
Changes in operating assets and liabilities generated approximately $15.4 million and $0.5 million of cash in 2016 and 2015, respectively. Decreases in accounts receivable resulted in a net source of cash of $4.7 million in 2016, while increases in accounts receivable resulted in a use of cash of $5.5 million in 2015. The decrease in accounts receivable in 2016 was due to improved collection efforts and timing of sales within the fourth quarter. The increase in accounts receivable in 2015 compared to 2014 was due to the timing of sales and payments received, as a larger portion of sales were in December in 2015 compared to 2014.
Changes in inventory resulted in a net source of cash of $10.7 million in 2016, as compared to a use of cash of $30.0 thousand in 2015. The decrease in inventory in 2016 was primarily the result of improved inventory management, the reduction of safety stock held at December 31, 2015 to support the transition out of Juarez and El Paso facilities, and a manufacturing slow down near the end of the year in anticipation of a new ERP going live.
Changes in prepaid expenses and other assets resulted in a net use of cash of $6.3 million in 2016, as compared to a source of cash of approximately $0.1 million in 2015. The increase in prepaid expenses and other assets in 2016 was due to the timing of payments and renewals of contracts. Prepaid expenses and other assets in 2015 remained flat compared to 2014.
Changes in accounts payable and accrued liabilities resulted in a net use of cash of $6.3 million and $5.9 million in 2016 and 2015, respectively. The increase in accounts payable and accrued liabilities in 2016 was primarily related to the timing of payments made to suppliers, mix of vendors and related terms, as well as increases in certain compensation accruals primarily related to bonuses and severance payments. The increase in accounts payable and accrued liabilities in 2015 compared to 2014 was driven by the timing of payments.
Cash Flows - Investing Activities
Net cash used for investing activities in 2016 was approximately $108.4 million, as compared to $6.8 million in 2015. During 2016, we acquired businesses for total cash consideration paid of $94.4 million, net of cash acquired, the largest of which was the acquisition of the Westfalia Group. In addition, we invested approximately $14.5 million in capital expenditures, as we have continued our investment in growth, capacity and productivity-related capital projects. Cash received from the disposition of assets was approximately $0.5 million in 2016. During 2015, we incurred approximately $8.3 million in capital expenditures and cash received from the disposition of assets was approximately $1.5 million, primarily from the sale of our business in Finland. We anticipate that we will spend approximately $30.6 million on capital expenditures in 2017.
Cash Flows - Financing Activities
Net cash provided by financing activities in 2016 was approximately $100.5 million, as compared to a net use of cash of $0.9 million in 2015. In 2016, we entered into an amendment to the Original Term B Loan to finance, in part, the acquisition of the Westfalia Group and received proceeds, net of repayments and transaction costs, of $138.2 million. We used $39.0 million of the Incremental Loans to repay Westfalia Group debt that we assumed as part of the acquisition. During 2015, cash used for financing activities was primarily related to the spin-off from our former parent company, including distributions to our former parent company of $214.5 million. This was partially offset by proceeds from our Term B Loan, net of transaction costs, of $187.8 million and transfers from our former parent of $27.6 million.
Factoring Arrangements
We have factoring arrangements with financial institutions to sell certain accounts receivable under non-recourse agreements. Total receivables sold under the factoring arrangements was approximately $20.7 million as of December 31, 2016. The Company had no factoring arrangements for the years ended December 31, 2015 and December 31, 2014. We utilize factoring arrangements as part of our financing for working capital. The costs of participating in these arrangements are immaterial to our results. Refer to Note 3, "Summary of Significant Accounting Policies" in Item 8, "Financial Statements and Supplementary Data," included within this Annual Report report on Form 10-K for additional information.
Our Debt and Other Commitments
We and certain of our subsidiaries are party to the ABL Facility, an asset-based revolving credit facility that provides for $99.0 million of funding on a revolving basis. The ABL Facility matures in June 2020 and bears interest on outstanding balances at variable rates as outlined in the credit agreement. On June 30, 2015, we entered into a term loan agreement (the "Original Term B Loan") under which we borrowed an aggregate amount of $200.0 million. On September 19, 2016, we entered into the First Amendment to the Original Term B Loan (the "Term Loan Amendment") which provided for incremental commitments in an aggregate principal amount of $152.0 million (the "Incremental Term Loans"), which amounts we borrowed and used to finance the cash portion of the purchase price and pay down debt assumed as part of the Westfalia Group acquisition. The Original Term B Loan and Incremental Term Loans are collectively referred to as the "Term B Loan". The Term B Loan matures in June 2021 and bears interest at variable rates in accordance with the credit agreement. Refer to Note 10, "Long-term Debt," in Item 8, "Financial Statements and Supplementary Data," included within this Annual Report report on Form 10-K for additional information.
At December 31, 2016 there was no balance outstanding on the ABL Facility and $337.0 million outstanding on the Term B Loan bearing interest at 7.00%.
The agreements governing the ABL Facility and Term B Loan contain various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including restrictions on incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The ABL Facility does not include any financial maintenance covenants other than a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing twelve-month basis, which will be tested only upon the occurrence of an event of default or certain other conditions as specified in the agreement. The Term B Loan contains customary negative covenants, and also contains a financial maintenance covenant which requires us to maintain a net leverage ratio not exceeding 5.25 to 1.00 through the fiscal quarter ending September 30, 2017; 5.00 to 1.00 through the fiscal quarter ending March 31, 2018; 4.75 to 1.00 through the fiscal quarter ending September 30, 2018; and thereafter, 4.50 to 1.00. At December 31, 2016, we were in compliance with our financial covenants contained in the ABL Facility and the Term B Loan, respectively.
Our Australian subsidiary is party to a facility agreement consisting of an approximately $10.8 million revolving trade finance facility, which matures on November 30, 2017, is subject to interest at the Bank Bill Swap rate plus 1.90% and is secured by substantially all the assets of the subsidiary. No amounts were outstanding under the agreement at December 31, 2016, as well as December 31, 2015. Borrowings under this arrangement are also subject to financial and reporting covenants. Financial covenants include a working capital coverage ratio (working capital over total debt), a minimum tangible net worth calculation (total assets plus subordinated debt, less liabilities, intangible assets and goodwill) and an interest coverage ratio (EBIT over gross interest cost). We were in compliance with such covenants for all periods presented.

We are subject to variable interest rates on our Term B Loan and ABL Facility. At December 31, 2016, 1-Month LIBOR and 3-Month LIBOR approximated 0.77% and 1.00%, respectively.
Principal payments required under the Original Term B Loan are $2.5 million due each calendar quarter beginning September 2015, with the remaining principal due on maturity, June 30, 2021. Principal payments required under the Incremental Term Loans are $2.1 million due each calendar quarter beginning March 2017. Commencing with the fiscal year ending December 31, 2016, and for each fiscal year thereafter, we may also be required to make prepayments of outstanding term loans under the Term B Loan in an amount equal to 50.0% of our excess cash flow for such fiscal year, as defined, subject to adjustments based on our leverage ratio and optional prepayments of term loans and certain other indebtedness.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases and annual rent expense related thereto approximated $16.8 million for the year ended December 31, 2016. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.
The following is a reconciliation of net income, as reported, which is a U.S. GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our credit agreement, for the year ended December 31, 2016. We present Consolidated Bank EBITDA to show our performance under our financial covenants.

Year ended December 31, 2016
(dollars in thousands)
Net loss attributable to Horizon Global	$(12,360)
Bank stipulated adjustments:
Interest expense, net (as defined)	20,080
Income tax benefit	(3,730)
Depreciation and amortization	18,220
Extraordinary charges	6,830
Non-cash compensation expense(a)	3,860
Other non-cash expenses or losses	16,460
Pro forma EBITDA of permitted acquisition	13,910
Interest-equivalent costs associated with any Specified Vendor Receivables Financing	1,200
Items limited to 25% of consolidated EBITDA:
Non-recurring expense(b)	4,190
Acquisition integration costs(c)	4,290
Synergies related to permitted acquisition(d)	12,500
EBITDA limitation for non-recurring expenses(e)	(4,860)
Consolidated Bank EBITDA, as defined	$80,590

December 31, 2016
(dollars in thousands)
Total Consolidated Indebtedness	$288,140
Consolidated Bank EBITDA, as defined	80,590
Actual leverage ratio	3.58
Covenant requirement	5.25
______________
(a) Non-cash compensation expenses resulting from the grant of restricted units of common stock and common stock options.
(b) Under our credit agreement, costs and expenses related to cost savings projects, including restructuring and severance expenses, are not to exceed $5 million in any fiscal year and $20 million in aggregate, commencing on or after January 1, 2015.
(c)Under our credit agreement, costs and expenses related to the integration of the Westfalia Group acquisition, are not to exceed $10 million in any fiscal year and $30 million in aggregate.
(d)Under our credit agreement, the add back for the amount of reasonably identifiable and factually supportable "run rate" cost savings, operating expense reductions, and other synergies cannot exceed $12.5 million for the Westfalia Group acquisition.
(e) The amounts added to Consolidated Net Income pursuant to items in notes b-d shall not exceed 25% of Consolidated EBITDA, excluding these items, for such period.

Refer to Note 10, "Long-term Debt," in Item 8, "Financial Statements and Supplementary Data," included within this Annual Report on Form 10-K for additional information.
Contractual Obligations
Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under operating and capital lease agreements and interest obligations on our term loans.
The following table summarizes our contractual obligations over various future periods related to these items as of December 31, 2016.

	Payments Due by Periods
	Total	Less than One Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(dollars in thousands)
Contractual cash obligations:
Long-term debt	$347,470	$18,220	$36,440	$282,360	$10,450
Lease obligations	65,200	16,910	25,940	15,420	6,930
Interest obligations	95,230	23,430	42,980	28,820	—
Deferred purchase price and contingent consideration	5,700	2,120	3,580	—	—
Total contractual obligations	$513,600	$60,680	$108,940	$326,600	$17,380
Interest on our ABL Facility is based on either (i) the Base Rate (as defined per the credit agreement, the "Base Rate") plus the Applicable Margin (as defined per the credit agreement "Applicable Margin"), or (ii) the London Interbank Offered Rate ("LIBOR") plus the Applicable Margin. As of December 31, 2016, we had $99 million available, subject to a borrowing base calculation, under our ABL Facility. As of December 31, 2016, there were no amounts outstanding on the ABL Facility. Interest on our Term B Loan is based, at our discretion, on either (i) the Base Rate plus 5% per annum, or (ii) LIBOR plus 6% per annum. We had $337.0 million aggregate principal amount outstanding bearing interest at 7.00% at December 31, 2016 on our Term B Loan. These rates were used to estimate our future interest obligations with respect to the long-term debt included in the table below.
We may be required to prepay a portion of our Term B Loan in an amount equal to 50.0% of our excess cash flow, as defined in the credit agreement, which such percentage is based on our leverage ratio, as defined. No amounts have been included in the contractual obligations table as a reasonable estimate cannot be determined.
As of December 31, 2016, we are contingently liable for standby letters of credit totaling $7.0 million issued on our behalf by financial institutions under our credit agreement. These letters of credit are used for a variety of purposes, including to support certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims.
The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing and amount of cash flows from future tax settlements cannot be determined. For additional information, refer to Note 17, "Income Taxes," included in Item 8, "Financial Statements and Supplementary Data," within this Annual Report on Form 10-K.
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On January 30, 2017, Moody's upgraded our prior rating of B2 to B1 for our $328 million ($352 million at time of rating, including the $152 million add-on) senior secured term loan, as presented in Note 10, "Long-term Debt" included in Item 8, "Financial Statements and Supplementary Data" within this Annual Report on Form 10-K. Moody's also maintained a B2 to our corporate family rating and our outlook as stable. On January 26, 2017, Standard & Poor's raised its corporate credit rating from B to B+ for our $328 million ($352 million at the time of the rating, including the $152 million Incremental Term Loans) senior secured term loan. Standard & Poor's also maintained our B corporate credit rating and outlook as stable, while assigning a B- rating to our then proposed (at time of rating) Convertible Notes. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.

Outlook
Our global business remains susceptible to economic conditions that could adversely impact our business. While the U.S. and Asia-Pacific economies impacting our demand remain strong, and the European economy shows indications of improvement, global economic sentiment remains cautious given continued geopolitical uncertainty and foreign currency volatility. Additionally, we continue to evaluate the trade and tax policy discussions taking place in Washington, D.C. and the impact the ultimate legislation could have on our current operations. We believe the unique global footprint we enjoy in our market space will continue to benefit us as our OE customers continue to demonstrate a preference for stronger relationships with few suppliers. Additionally, while we believe that the continued consolidation in aftermarket distribution presents long-term opportunities for us given our strong brand positions, portfolio of product offerings, and existing customer relationships, our results of operations may be impacted by the closure and consolidation of customer warehouses in the short term.
We attempt to mitigate challenging external factors by executing productivity projects across our businesses which we believe will drive future margin expansion, including leveraging recent investments made to expand our European manufacturing footprint, global customer relationships and global manufacturing and distribution capabilities. We believe these initiatives will carry through 2017 and beyond and enhance our margins and business portfolio over time.
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
Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts to reflect management’s best estimate of probable credit losses inherent in our accounts receivable balances. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the allowances for doubtful accounts and, therefore, net income. The level of the allowance is based on quantitative and qualitative factors including historical loss experience, delinquency trends, economic conditions and customer credit risk. We perform detailed reviews of our accounts receivable portfolio on at least a quarterly basis to assess the adequacy of the allowance. Over the past two years, the allowance for doubtful accounts has approximated 4.5% to 4.7% of gross accounts receivable. We do not believe that significant credit risk exists due to our diverse customer base.
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
We determine our reporting units at the individual operating segment level, or one level below, when there is discrete financial information available that is regularly reviewed by segment management for evaluating operating results. Our operating results are organized by management into operating segments by geography. We have determined that we have three reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Horizon Americas, consisting of our operations in North and South America, (ii) Horizon Asia‑Pacific, consisting of our operations in the Asia Pacific region, and (iii) Horizon Europe‑Africa, consisting of our operations in the Europe and Africa regions. We have determined that that our businesses in each of our operating segments are components that are aggregated into three geographical reporting units for the purpose of the goodwill and indefinite-lived intangible impairment testing, as they offer similar products and services, have similar target markets and customers, and have similar distribution practices. Furthermore, the segment managers do not regularly review financial information at a level lower than the three geographical operating segments described above. As such, the geographical reporting units are Horizon Americas, Horizon Asia‑Pacific, and Horizon Europe‑Africa. There is no goodwill recorded in our Horizon Asia‑Pacific reportable segment.
The goodwill in the Horizon Americas reportable segment was subjected to our annual goodwill impairment test as of October 1, 2016. For purposes of the goodwill test, we prepared a qualitative assessment (Step Zero) of the carrying value of goodwill using the criteria in ASC 350-20-35-3 to determine whether it is more likely than not that a reporting unit's fair value is less than its carrying value. In performing the Step Zero assessment, we considered relevant events and circumstances that could affect the fair value or carrying amount of the Company's reporting units, such as macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events and capital markets pricing. We also considered the 2015 annual goodwill impairment test results, where the estimated fair value of each of the Company's reporting units with goodwill exceeded the carrying value by more than 100%. Based on the Step Zero analysis performed, we do not believe that it is more likely than not that the that the fair value of a reporting unit is less than its carrying amount; therefore, we determined that Steps I and II are not required for the 2016 goodwill impairment test.
The goodwill included in our Horizon Europe‑Africa reportable segment relates to the acquisition of the Westfalia Group, which was initially measured in accordance to ASC 805, "Business Combinations." We believe that there have been no changes in the business climate or other triggering event that has taken place since the date of acquisition. Therefore, we do not believe it is more likely than not that the fair value of the goodwill recognized from the acquisition is less than its carrying amount.
We conducted the annual indefinite-lived intangible asset impairment tests as of October 1, 2016. For purposes of the indefinite-lived intangible asset impairment test, we applied the relief from royalty method to estimate the fair value of the indefinite-lived intangible assets. Upon completion of our annual indefinite-lived intangible asset impairment test, we determined that certain of the Company's indefinite-lived intangible assets had a carrying value in excess of its fair value. Refer to Note 6, "Goodwill and Other Intangible Assets" in Item 8, "Financial Statements and Supplementary Data," included within this Annual Report report on Form 10-K for additional information.
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
Self-insurance.   TriMas was generally self-insured for losses and liabilities related to workers’ compensation, health and welfare claims and comprehensive general, product and vehicle liability. Liabilities associated with the risks are estimated by considering historical claims experience and other actuarial assumptions. Prior to spin-off, Horizon as a component of TriMas indirectly participated in these self-insurance plans and has been allocated a portion of the related expenses and liabilities for the periods presented prior to the spin-off. Following the spin-off, we continued to participate in TriMas' health and welfare plan and reimbursed them for claims paid on our behalf through December 31, 2015. Beginning January 1, 2016, the Company was no longer self-insured for health and welfare benefits. We instituted self-insurance plans for losses and liabilities related to workers' compensation and comprehensive general, product and vehicle liability at the time of spin-off. Beginning on July 1, 2016 the Company is fully insured for workers' compensation and retains no liability for claims under the new plan. Reserves for claims losses, including an estimate of related litigation defense costs, are recorded based upon the Company's estimates of the aggregate liability for claims incurred using actuarial assumptions about future events. Changes in assumptions for factors such as actual experience could cause these estimates to change.

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
We conduct business in various locations throughout the world and are subject to market risk due to changes in the value of foreign currencies. The functional currencies of our foreign subsidiaries are primarily the local currency in the country of domicile. We manage these operating activities at the local level and revenues and costs are generally denominated in local currencies; however, results of operations and assets and liabilities reported in U.S. dollars will fluctuate with changes in exchange rates between such local currencies and the U.S. dollar. A 10% change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $21.4 million change to our revenues for the year ended December 31, 2016.
We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding balances under our Term B Loan, at the Company's election, bear interest at variable rates based on a margin over defined LIBOR. Based on the amount outstanding on the Term B Loan as of December 31, 2016, a 100 basis point change in LIBOR would result in an approximate $2.6 million change to our annual interest expense.
We use derivative financial instruments to manage our currency risks. We are also subject to interest risk as it relates to long-term debt, for which we may prospectively employ derivative instruments such as interest rate swaps to mitigate the risk of variable interest rates. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 10, "Long-term Debt," and Note 11, "Derivative Instruments," included in Item 8, "Financial Statements and Supplementary Data," within this Annual Report on Form 10-K for additional information.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Horizon Global Corporation
Troy, MI

We have audited the accompanying consolidated balance sheets of Horizon Global Corporation and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income (loss), comprehensive income (loss), cash flows, and shareholders' equity for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Horizon Global Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/ Deloitte & Touche LLP

Detroit, Michigan
March 10, 2017

Horizon Global Corporation
Consolidated Balance Sheets
(Dollars in thousands)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$50,240	$23,520
Receivables, net	77,570	63,050
Inventories	146,020	119,470
Prepaid expenses and other current assets	12,160	5,120
Total current assets	285,990	211,160
Property and equipment, net	93,760	45,890
Goodwill	120,190	4,410
Other intangibles, net	86,720	56,020
Deferred income taxes	9,370	4,500
Other assets	17,340	9,600
Total assets	$613,370	$331,580
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$22,900	$10,130
Accounts payable	111,450	78,540
Accrued liabilities	63,780	39,820
Total current liabilities	198,130	128,490
Long-term debt	327,040	178,610
Deferred income taxes	25,730	2,910
Other long-term liabilities	30,410	19,570
Total liabilities	581,310	329,580
Commitments and contingent liabilities	—	—
Shareholders' equity:
Preferred stock $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 20,899,959 shares at December 31, 2016 and 18,131,865 shares at December 31, 2015	210	180
Paid-in capital	54,800	1,260
Accumulated deficit	(14,310)	(1,910)
Accumulated other comprehensive income (loss)	(8,340)	2,470
Total Horizon Global shareholders' equity	32,360	2,000
Noncontrolling interest	(300)	—
Total shareholders' equity	32,060	2,000
Total liabilities and shareholders' equity	$613,370	$331,580

The accompanying notes are an integral part of these financial statements.

Horizon Global Corporation
Consolidated Statements of Income (Loss)
(Dollars in thousands, except per share amounts)

	Year ended December 31,
	2016	2015	2014
Net sales	$649,200	$575,510	$611,780
Cost of sales	(488,850)	(432,470)	(463,690)
Gross profit	160,350	143,040	148,090
Selling, general and administrative expenses	(145,150)	(121,350)	(122,890)
Net loss on dispositions of property and equipment	(540)	(2,120)	(740)
Impairment of intangible assets	(8,360)	—	—
Operating profit	6,300	19,570	24,460
Other expense, net:
Interest expense	(20,080)	(8,810)	(720)
Other expense, net	(2,610)	(3,740)	(3,150)
Other expense, net	(22,690)	(12,550)	(3,870)
Income (loss) before income tax	(16,390)	7,020	20,590
Income tax benefit (expense)	3,730	1,280	(5,240)
Net income (loss)	(12,660)	$8,300	$15,350
Less: Net (loss) attributable to noncontrolling interest	(300)	—	—
Net income (loss) attributable to Horizon Global	$(12,360)	$8,300	$15,350
Net income (loss) per share attributable to Horizon Global:
Basic	$(0.66)	$0.46	$0.85
Diluted	$(0.66)	$0.46	$0.85
Weighted average common shares outstanding:
Basic	18,775,500	18,064,491	18,062,027
Diluted	18,775,500	18,160,852	18,113,416

The accompanying notes are an integral part of these financial statements.

Horizon Global Corporation
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	Year ended December 31,
	2016	2015	2014
Net income (loss)	$(12,660)	$8,300	$15,350
Other comprehensive loss, net of tax:
Foreign currency translation	(10,590)	(9,510)	(7,240)
Derivative instruments (Note 11)	(220)	(640)	(70)
Total other comprehensive loss	(10,810)	(10,150)	(7,310)
Total comprehensive income (loss)	(23,470)	(1,850)	8,040
Comprehensive (loss) attributable to noncontrolling interest	(300)	—	—
Comprehensive income (loss) attributable to Horizon Global	$(23,170)	$(1,850)	$8,040

The accompanying notes are an integral part of these financial statements.

Horizon Global Corporation
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$(12,660)	$8,300	$15,350
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of acquisition impact:
Net loss on dispositions of property and equipment	540	2,120	740
Impairment of intangible assets	8,360	—	—
Depreciation	10,260	9,740	11,380
Amortization of intangible assets	7,960	7,340	7,550
Amortization of original issuance discount and debt issuance costs	2,090	830	—
Deferred income taxes	(8,430)	(4,920)	(2,720)
Non-cash compensation expense	3,860	2,530	2,660
Amortization of purchase accounting inventory step-up	6,680	—	—
(Increase) decrease in receivables	4,740	(5,460)	(3,940)
(Increase) decrease in inventories	10,650	(30)	(210)
(Increase) decrease in prepaid expenses and other assets	(6,300)	140	1,080
Increase (decrease) in accounts payable and accrued liabilities	6,300	5,870	(4,440)
Other, net	1,360	450	560
Net cash provided by operating activities	35,410	26,910	28,010
Cash Flows from Investing Activities:
Capital expenditures	(14,540)	(8,320)	(11,440)
Acquisition of businesses, net of cash acquired	(94,370)	—	—
Net proceeds from disposition of property and equipment	470	1,510	330
Net cash used for investing activities	(108,440)	(6,810)	(11,110)
Cash Flows from Financing Activities:
Proceeds from borrowing on credit facilities	41,820	119,340	175,560
Repayments of borrowings on credit facilities	(40,200)	(118,890)	(175,900)
Proceeds from Term B Loan, net of issuance costs	148,180	192,820	—
Repayments of borrowings on Term B Loan	(10,000)	(5,000)	—
Proceeds from ABL Facility, net of issuance costs	118,430	57,120	—
Repayments of borrowings on ABL Facility	(118,430)	(59,430)	—
Repayments of Westfalia Group debt	(39,000)	—	—
Cash dividend paid to former parent	—	(214,500)	—
Net transfers (to) from former parent	—	27,630	(18,720)
Other, net	(300)	—	—
Net cash provided by (used for) financing activities	100,500	(910)	(19,060)
Effect of exchange rate changes on cash	(750)	(1,390)	—
Cash and Cash Equivalents:
Increase (decrease) for the year	26,720	17,800	(2,160)
At beginning of year	23,520	5,720	7,880
At end of year	$50,240	$23,520	$5,720
Supplemental disclosure of cash flow information:
Cash paid for interest	$17,330	$7,870	$590
Non-cash investing/financing activities:
Non-cash equity issuance for acquisition of businesses	$49,960	$—	$—
The accompanying notes are an integral part of these financial statements.

Horizon Global Corporation
Consolidated Statements of Shareholders' Equity
(Dollars in thousands)

	Common Stock	Paid-in Capital	Parent Company Investment	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Horizon Global Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
Balances at December 31, 2013	$—	$—	$181,510	$—	$14,700	$196,210	$—	$196,210
Net income	—	—	15,350	—	—	15,350	—	15,350
Other comprehensive loss, net of tax	—	—	—	—	(7,310)	(7,310)	—	(7,310)
Net transfers to former parent	—	—	(16,060)	—	—	(16,060)	—	(16,060)
Balances at December 31, 2014	$—	$—	$180,800	$—	$7,390	$188,190	$—	$188,190
Net income	—	—	3,680	4,620	—	8,300	—	8,300
Other comprehensive loss, net of tax	—	—	—	—	(10,150)	(10,150)	—	(10,150)
Issuance of common stock	180	—	(180)	—	—	—	—	—
Net transfers from former parent	—	—	23,670	—	5,230	28,900	—	28,900
Cash dividend paid to former parent	—	—	(214,500)	—	—	(214,500)	—	(214,500)
Non-cash compensation expense	—	1,260	—	—	—	1,260	—	1,260
Reclassification of net parent investment to accumulated deficit	—	—	6,530	(6,530)	—	—	—	—
Balances at December 31, 2015	$180	$1,260	$—	$(1,910)	$2,470	$2,000	$—	$2,000
Net loss	—	—	—	(12,360)	—	(12,360)	(300)	(12,660)
Other comprehensive loss, net of tax	—	—	—	—	(10,810)	(10,810)	—	(10,810)
Issuance of common stock	30	49,930	—	—	—	49,960	—	49,960
Shares surrendered upon vesting of employees' share based payment awards to cover tax obligations	—	(330)	—	—	—	(330)	—	(330)
Exercise of stock options	—	40	—	—	—	40	—	40
Non-cash compensation expense	—	3,860	—	—	—	3,860	—	3,860
Impact of adoption of new accounting guidance related to stock based compensation	—	40	—	(40)	—	—	—	—
Balances at December 31, 2016	$210	$54,800	$—	$(14,310)	$(8,340)	$32,360	$(300)	$32,060

The accompanying notes are an integral part of these financial statements.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
Horizon Global Corporation ("Horizon," "Horizon Global" or the "Company") is a global designer, manufacturer and distributor of a wide variety of high quality, custom-engineered towing, trailering, cargo management and other related accessories. These products are designed to support original equipment manufacturers ("OEMs"), original equipment suppliers ("OESs"), aftermarket and retail customers within the agricultural, automotive, construction, horse/livestock, industrial, marine, military, recreational, trailer and utility markets. The Company groups its operating segments into reportable segments by the region in which sales and manufacturing efforts are focused. The Company's reportable segments are Horizon Americas, Horizon Asia‑Pacific and Horizon Europe‑Africa. See Note 16, "Segment Information," for further information on each of the Company's reportable segments.
On June 30, 2015, Horizon became an independent company as a result of the distribution by TriMas Corporation ("TriMas" or "former parent") of 100 percent of the outstanding common shares of Horizon Global to TriMas shareholders (the "spin-off"). Each TriMas shareholder of record as of the close of business on June 25, 2015 (the "Record Date") received two Horizon Global common shares for every five TriMas common shares held as of the Record Date. The spin-off was completed on June 30, 2015 and was structured to be tax-free to both TriMas and Horizon Global shareholders.
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
The accompanying consolidated financial statements for periods prior to the spin-off are derived from TriMas' historical accounting records on a carve-out basis. For the periods subsequent to the spin-off, the consolidated financial statements are derived from the historical accounting records of Horizon on a stand-alone basis. As such, the consolidated statements of income (loss), consolidated statement of comprehensive income (loss) and consolidated statement of cash flows for the year ended December 31, 2016 consist of the consolidated results of Horizon on a stand-alone basis. The consolidated financial statements for the year ended December 31, 2015 consist of the consolidated results of Horizon on a stand-alone basis for the six months ended December 31, 2015, and the consolidated results of operations of Horizon as historically managed under TriMas, on a carve-out basis, for the six months ended June 30, 2015. For the year ended December 31, 2014 the consolidated financial statements consist entirely of the results of Horizon as historically managed under TriMas, on a carve-out basis.
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
2. New Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). ASU 2017-04 eliminates the requirement to perform a hypothetical purchase price allocation to measure the amount of goodwill impairment. Instead, under ASU 2017-04, the goodwill impairment would be the amount by which a reporting unit's carrying value exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 with early adoption permitted. The Company is in the process of assessing the impact of adoption of ASU 2017-04 on its consolidated financial statements.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." ASU 2016-16 provides an amendment to the accounting guidance related to the recognition of income tax consequences of an intra-entity transfer of an asset other than inventory. This guidance is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted the first interim period of a fiscal year and should be applied on a modified retrospective basis. Under the new guidance, an entity is required to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Under the current guidance, the income tax effects are deferred until the asset has been sold to an outside party. The Company is in the process of assessing the impact of the adoption of ASU 2016-16 on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies several aspects of share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for public entities for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company adopted this guidance in June 30, 2016. The provisions related to forfeitures were adopted on a modified retrospective basis to record actual forfeitures as they occur, which required us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The net cumulative effect of this change was recognized as a $40 thousand increase of accumulated deficit with a corresponding increase in paid-in capital on our consolidated balance sheet as of December 31, 2016. The provisions related to income taxes and the statement of cash flows were adopted on a prospective basis and did not have a material impact on the Company's consolidated financial statements.
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
In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." This guidance provides that inventory not measured using the last-in, first out ("LIFO") or retail inventory methods should be measured at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory. For public business entities, the amendment is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. This amendment should be applied prospectively. Application of the update is not expected to have a material impact on the Company's consolidated financial position or results of operations.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." This guidance requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 was originally effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016; however, in August 2015, the FASB approved a one-year deferral of the effective date through the issuance of ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date." Subsequent to the issuance of ASU 2014-09, the FASB has issued several ASUs such as ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients among others. These ASUs do not change the core principle of the guidance stated in ASU 2014-09, instead these amendments are intended to clarify and improve operability of certain topics included within the revenue standard. These ASUs will have the same effective date and transition requirements as ASU 2014-09. The Company continues to assess the overall impact of the adoption of ASU 2014-09 on the consolidated financial statements, and anticipate testing the new controls and processes designed to comply with ASU 2014-09 throughout 2017 to permit adoption by January 1, 2018. The Company expects to adopt the ASUs using a cumulative-effect adjustment as of the date of adoption.
3. Summary of Significant Accounting Policies
Principles of Consolidation.  The consolidated financial statements include the assets, liabilities, revenues and expenses of Horizon Global and its subsidiaries as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014. As a result of an acquisition described in Note 4, "Acquisitions", Horizon Global determined that it is the primary beneficiary of a variable interest entity ("VIE"). The consolidated financial statements include the assets and liabilities of the VIE at December 31, 2016 and the revenues and expenses of the VIE for the period beginning October 1, 2016. Intercompany transactions have been eliminated.
Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill and other intangibles, valuation allowances for receivables, inventories and deferred income tax assets, valuation of derivatives, estimated future unrecoverable lease costs, estimated unrecognized tax benefits, legal and product liability matters, assets and obligations related to employee benefits and allocated expenses, and the respective allocation methods. Actual results may differ from such estimates and assumptions.
Cash and Cash Equivalents.  The Company considers cash on hand and on deposit and investments in all highly liquid debt instruments with initial maturities of three months or less to be cash and cash equivalents.
Account Receivables.  Receivables are presented net of allowances for doubtful accounts of approximately $3.8 million and $3.0 million at December 31, 2016 and 2015, respectively. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts based upon the Company's best estimate of probable losses inherent in the accounts receivable balances. The Company does not believe that significant credit risk exists due to its diverse customer base.
Account Receivables Factoring. The Company has factoring arrangements with financial institutions to sell certain accounts receivable under non-recourse agreements. Total receivables sold under the factoring arrangements was approximately $20.7 million as of December 31, 2016. The sales of accounts receivable in accordance with the factoring arrangements are reflected as a reduction of Receivables, net in the consolidated balance sheets as they meet the applicable criteria of Accounting Standards Codification ("ASC") 860, "Transfers and Servicing." The holdback amount due from the factoring institutions was approximately $3.0 million as of December 31, 2016, and is shown in Receivables, net in the consolidated balance sheets. Cash proceeds from these arrangements are included in the change in receivables under the operating activities section of the consolidated statements of cash flows. The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Such fees are not material for the year ended December 31, 2016. The Company had no factoring arrangements for the years ended December 31, 2015 and December 31, 2014.
Inventories.  Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method. Direct materials, direct labor and allocations of variable and fixed manufacturing-related overhead are included in inventory cost.
Property and Equipment.  Property and equipment additions, including significant improvements, are recorded at cost. Upon retirement or disposal of property and equipment, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in the accompanying statements of income (loss). Repair and maintenance costs are charged to expense as incurred.
Depreciation and Amortization.  Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: building and land/building improvements 10 to 40 years, and machinery and equipment, three to 15 years. Customer relationship intangibles are amortized over periods ranging from five to 25 years, while technology and other intangibles are amortized over periods ranging from three to 15 years. Capitalized debt issuance costs are amortized over the underlying terms of the related debt.
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

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill.  Goodwill relating to a single business reporting unit is included as an asset of the applicable segment. Goodwill arising from major acquisitions that involve multiple reportable segments is allocated to the reporting units based on the relative fair value of the reporting unit. The Company determines its reporting units at the individual operating segment level, or one level below, when there is discrete financial information available that is regularly reviewed by segment management for evaluating operating results. For purposes of the Company's 2016 goodwill impairment test, the Company had three reporting units within its three reportable segments, two of which had goodwill.
Goodwill is reviewed by the Company for impairment on a reporting unit basis annually on October 1st or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The Company performs a qualitative assessment (Step Zero) of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount. If not, no further goodwill impairment testing is performed. If so, the Company performs testing for possible impairment in a two-step process. In the first step, the fair value of a reporting unit is compared with its carrying value, including goodwill. If fair value exceeds the carrying value, goodwill is not considered to be impaired. If the fair value of a reporting unit is below the carrying value, then step two is performed to measure the amount of the goodwill impairment loss for the reporting unit. This analysis requires the determination of the fair value of all of the individual assets and liabilities of the reporting unit, as if the reporting unit had been purchased on the analysis date.
The Company prepared a qualitative assessment (Step Zero) of the carrying value of goodwill using the criteria in ASC 350-20-35-3 to determine whether it is more likely than not that a reporting unit's fair value is less than its carrying value. Based on the Step Zero analysis performed, the Company does not believe that it is more likely than not that the that the fair value of a reporting unit is less than its carrying amount; therefore, the first and second steps are not required for the 2016 goodwill impairment test.
If additional impairment testing were necessary, the Company would have estimated the fair value of each of the reporting units utilizing a weighting of the income approach and the market approach. The fair value under the income approach is calculated as the present value of estimated cash flows discounted using a risk-free market rate adjusted for a market participant's view of similar companies and perceived risks in cash flows. The fair value under the market approach is calculated using market multiples for peer groups applied to the operating results of the reporting units to determine fair value. The implied fair value of goodwill is then determined by subtracting the fair value of all identifiable net assets other than goodwill from the fair value of the reporting units, with an impairment charge recorded for the excess, if any, of the carrying amount of goodwill over the implied fair value.
Indefinite-Lived Intangibles. The Company assesses indefinite-lived intangible assets, primarily trademarks and trade names, for impairment annually on October 1st by reviewing relevant quantitative factors. More frequent evaluations may be required if the Company experiences changes in its business climate or as a result of other triggering events that take place.
Indefinite-lived assets are tested for impairment by comparing the fair value of each intangible asset with its carrying value. The value of indefinite-lived assets are based on the present value of projected cash flows using a relief from royalty approach. If the carrying value exceeds fair value, the intangible asset is considered impaired and is reduced to fair value.
Self-insurance.  Horizon has historically, indirectly as a component of TriMas, participated in TriMas' self-insurance plans and has been allocated a portion of the related expenses and liabilities for the periods presented prior to the spin-off. TriMas was generally self-insured for losses and liabilities related to workers’ compensation, health and welfare claims and comprehensive general, product and vehicle liability. Liabilities associated with the risks were estimated by considering historical claims experience and other actuarial assumptions. Following the spin-off, we continued to participate in TriMas' health and welfare plan through December 31, 2015 and reimbursed them for claims paid on our behalf.
We instituted self-insurance plans for losses and liabilities related to workers' compensation and comprehensive general, product and vehicle liability at the time of spin-off which ran through June 30, 2016. We were generally responsible for up to $1.0 million per occurrence under our comprehensive general, product and vehicle liability plan and $0.5 million under our workers' compensation plan. Beginning on July 1, 2016, we are fully insured for workers' compensation and retain no liability for claims under the new plan, and are generally responsible for up to $0.8 million per occurrence under our comprehensive general, product and vehicle liability plan. Reserves for claim losses, including an estimate of related litigation defense costs, are recorded based upon the Company's estimates of the aggregate liability for claims incurred using actuarial assumptions about future events. Changes in assumptions for factors such as actual experience could cause these estimates to change.
Revenue Recognition.  Revenues from product sales are recognized when products are shipped or provided to customers, the customer takes ownership and assumes risk of loss, the sales price is fixed and determinable and collectability is reasonably assured. Net sales is comprised of gross revenues less estimates of expected returns, trade discounts and customer allowances,

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Research and Development Costs. Research and development ("R&D") costs are expensed as incurred. R&D expenses were approximately $4.1 million, $0.7 million and $0.9 million for the years ended December 31, 2016, 2015 and 2014, respectively, and are included in cost of sales in the accompanying consolidated statements of income (loss).
Shipping and Handling Expenses.  Freight costs are included in cost of sales. Shipping and handling expenses, including those of Horizon Americas’ distribution network, are included in selling, general and administrative expenses in the accompanying consolidated statements of income (loss). Shipping and handling costs were $6.0 million, $4.3 million and $5.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Advertising and Sales Promotion Costs.  Advertising and sales promotion costs are expensed as incurred. Advertising costs were approximately $6.1 million, $7.8 million and $8.8 million for the years ended December 31, 2016, 2015 and 2014, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of income (loss).
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
Foreign Currency Translation.  The financial statements of subsidiaries located outside of the United States are measured using the currency of the primary economic environment in which they operate as the functional currency. When translating into U.S. dollars, income and expense items are translated at average monthly exchange rates and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Translation adjustments resulting from translating the functional currency into U.S. dollars are deferred as a component of accumulated other comprehensive income (loss) in the consolidated statements of shareholders' equity. Net foreign currency transaction gains were approximately $0.5 million for the year ended December 31, 2016, and losses of approximately $1.4 million and $0.3 million for the years ended December 31, 2015 and 2014, respectively, and are included in other expense, net in the accompanying consolidated statements of income (loss).

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative Financial Instruments.  The Company records all derivative financial instruments at fair value on the balance sheets as either assets or liabilities, and changes in their fair values are immediately recognized in earnings if the derivatives do not qualify as effective hedges. If a derivative is designated as a fair value hedge, then changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged item. If a derivative is designated as a cash flow hedge, then the effective portion of the changes in the fair value of the derivative is recognized as a component of other comprehensive income (loss) until the underlying hedged item is recognized in earnings or the forecasted transaction is no longer probable of occurring. When the underlying hedged transaction is realized or the hedged transaction is no longer probable, the gain or loss included in accumulated other comprehensive loss is recorded in earnings and reflected in the consolidated statements of income (loss) through the same line item.
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
Valuation of the Company's foreign currency forward contracts and cross currency swaps are based on the income approach, which uses observable inputs such as forward currency exchange rates and swap rates. The carrying value of financial instruments reported in the balance sheets for current assets and current liabilities approximates fair value due to the short maturity of these instruments.
The Company's term loan traded at 101.6% of par value as of December 31, 2016. The valuation of the term loan was determined based on Level 2 inputs under the fair value hierarchy, as defined.
Business Combinations. The Company records assets acquired and liabilities assumed from acquisitions at fair value. The fair value of working capital accounts generally approximate book value. The valuation of inventory, property, plant and equipment, and intangible assets require significant assumptions. Inventory is recorded based on the estimated selling price less costs to sell, including completion, disposal and holding period costs with a reasonable profit margin. Property, plant and equipment is recorded at fair value using a combination of both the cost and market approaches for both the real and personal property acquired. Under the cost approach, consideration is given to the amount required to construct or purchase a new asset of equal value at current prices, with adjustments in value for physical deterioration, as well as functional and economic obsolescence. Under the market approach, recent transactions for similar types of assets are used as the basis for estimating fair value. For trademark/trade names and technology and other intangible assets, the estimated fair value is based on projected discounted future net cash flows using the relief-from-royalty method. For customer relationship intangible assets, the estimated fair value is based on projected discounted future cash flows using the excess earnings method. The relief-from-royalty and excess earnings method are both income approaches that utilize key assumptions such as forecasts of revenue and expenses over an extended period of time, royalty rate percentages, tax rates, and estimated costs of debt and equity capital to discount the projected cash flows.
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

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Stock-based Compensation.  The Company measures stock-based compensation expense at fair value as of the grant date in accordance with U.S. GAAP and recognizes such expenses over the vesting period of the stock-based employee awards. Stock options are issued with an exercise price equal to the opening market price of Horizon common shares on the date of grant. The fair value of stock options is determined using a Black-Scholes option pricing model, which incorporates assumptions regarding the expected volatility, expected option life, risk-free interest rate and expected dividend yield. In addition, the Company periodically updates its estimate of attainment for each restricted share with a performance factor based on current and forecasted results, reflecting the change from prior estimate, if any, in current period compensation expense.
Other Comprehensive Income (Loss).  The Company refers to other comprehensive income (loss) as revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income (loss) but are excluded from net earnings as these amounts are recorded directly as an adjustment to accumulated deficit. Other comprehensive income (loss) is comprised of foreign currency translation adjustments and changes in unrealized gains and losses on forward currency contracts and cross currency swaps.
Net transfers (to) from parent.  Net transfers (to) from parent in the consolidated statements of cash flows and statements of shareholders' equity represent the total net effect of the settlement of intercompany transactions with TriMas.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Acquisitions
On October 4, 2016, the Company completed the acquisition of 100% of the equity interest in Westfalia-Automotive Holding GmbH and TeIJs Holding B.V. (collectively, the "Westfalia Group"). The acquisition was effective October 1, 2016, and was for total consideration of approximately $141.5 million, net of cash acquired. The consideration was in the form of approximately $91.6 million paid in cash, net of cash acquired, and approximately $49.9 million paid through the issuance of 2,704,310 shares of the Company's common stock. The fair value of the common stock was $18.48, determined based on the price of the Company's common stock on October 4, 2016, which was $19.87, with a discount applied due to restrictions on marketability.
The Westfalia Group is a leading global towing company. Headquartered in Rheda-Wiedenbrück, Germany, with operating facilities in 11 countries, it manufactures towing and trailering products, including more than 1,700 different types of towbars, wiring kits and carrier systems for cars and light utility vehicles. The Company believes the acquisition will expand its opportunities for revenue and margin growth, increase its market share and augment its global OE footprint with access to new markets and customers.
The following table summarizes the fair value of consideration paid for the Westfalia Group, and the assets acquired and liabilities assumed:

Acquisition Date
(dollars in thousands)
Consideration
Cash paid, net of cash acquired	$91,580
Issuance of common stock	49,960
Total consideration	141,540
Recognized amounts of identifiable assets acquired and liabilities assumed
Receivables, net	$19,700
Inventories	43,290
Other intangibles, net(a)	47,780
Prepaid expenses and other current assets	1,740
Property and equipment, net	47,480
Accounts payable and accrued liabilities	(54,150)
Long-term debt	(59,140)
Other long-term liabilities	(31,210)
Total identifiable net assets	15,490
Goodwill(b)	126,050
$141,540
___________________________
(a) Consists of approximately $33.6 million of customer relationships with an estimated useful life of 16.3 years, $3.4 million of technology and other intangible assets with an estimated useful life of 10 years and $10.8 million of trademark/trade names with an indefinite useful life.
(b) All of the goodwill was assigned to the Company's Horizon Europe‑Africa reportable segment and is expected to be deductible for tax purposes.
The results of operations of the Westfalia Group are included in the Company's results beginning October 1, 2016. The actual amounts of net sales and operating loss of the Westfalia Group included in the accompanying consolidated statements of income (loss) for the year ended December 31, 2016 are $54.5 million and $9.6 million, respectively.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the supplemental pro forma results of the combined entity as if the acquisition had occurred on January 1, 2015. The supplemental pro forma information presented below is for informational purposes and is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated on January 1, 2015:

	Pro forma Combined (a)
	Year ended December 31,
	2016	2015
	(dollars in thousands)
Net sales	$811,330	$787,930
Net loss attributable to Horizon Global	$(12,780)	$(18,350)
Basic earnings per share attributable to Horizon Global	$(0.61)	$(0.88)
Diluted earnings per share attributable to Horizon Global	$(0.61)	$(0.88)
___________________________
(a) The supplemental pro forma results reflect certain material adjustments, as follows:

1.	Pre-tax pro forma adjustments for inventory step-up of $6.7 million for each of the years ended December 31, 2016 and December 31, 2015, respectively, associated with the acquisition.

2.
Pre-tax pro forma adjustments for depreciation expense of $1.4 million and $2.0 million for the years ended December 31, 2016 and December 31, 2015, respectively, on the property and equipment associated with the acquisition.

3.
Pre-tax pro forma adjustments for amortization expense of $1.4 million and $1.5 million for the years ended December 31, 2016 and December 31, 2015, respectively, on the intangible assets associated with the acquisition.

4.
Pre-tax pro forma adjustments for financing costs of $0.5 million and $0.6 million for the years ended December 31, 2016 and December 31, 2015, respectively, on the incremental debt associated with the acquisition.

5.	Pre-tax pro forma adjustments for transaction costs of $10.3 million for each of the years ended December 31, 2016 and December 31, 2015, respectively, associated with the acquisition.

6.
Pre-tax pro forma adjustments of $8.1 million and $10.7 million for the years ended December 31, 2016 and December 31, 2015, respectively, to reflect interest expense incurred on the incremental term loan and revolver borrowings incurred in order to fund the acquisition.

Total acquisition costs incurred by the Company in connection with its purchase of the Westfalia Group, primarily related to third- party legal, accounting and tax diligence fees, were approximately $10.3 million, all of which were incurred during 2016. These costs are recorded in selling, general and administrative expenses in the accompanying consolidated statements of income (loss).
5. Facility Closures
Ciudad Juarez, Mexico and El Paso, Texas facilities
In July 2015, the Company announced plans to close its manufacturing facility in Ciudad Juarez, Mexico ("Juarez") along with its distribution warehouse in El Paso, Texas ("El Paso"). The Company completed the closure of the El Paso and Juarez sites during the second quarter of 2016. Upon the cease use date of the El Paso and Juarez facilities, the Company recorded an accrual of approximately $2.6 million for estimated future unrecoverable lease obligations, net of estimated sublease recoveries, for the lease agreements expiring in 2019 and 2020, respectively. The corresponding expense consists of $1.9 million recorded as cost of sales and $0.7 million recorded as selling, general and administrative expenses in the accompanying consolidated statements of income (loss). Most of the manufacturing was relocated to the Company's existing facilities in Reynosa, Mexico. The distribution operations moved to a new warehouse facility, also in Reynosa, Mexico.
During the fourth quarter of 2016, the Company executed sublease agreements for both locations. As of December 31, 2016, the accrual for estimated future unrecoverable lease obligations, net of estimated sublease recoveries, is $0.7 million. For the year ended December 31, 2016, the corresponding expense consists of $0.2 million recorded as cost of sales and $0.5 million recorded as selling, general and administrative expenses in the accompanying consolidated statements of income (loss).
During the third quarter of 2015, the Company recorded charges, primarily for severance benefits for its approximately 214 hourly workers to be involuntarily terminated. These charges were approximately $0.9 million, of which $0.8 million is included in cost

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of sales and approximately $0.1 million is included in selling, general and administrative expenses. Also, during the third quarter of 2015, the Company recorded charges, primarily related to severance benefits for approximately 47 salaried employees to be involuntarily terminated as part of the closures of approximately $0.9 million, of which approximately $0.7 million is included in cost of sales and approximately $0.2 million is included in selling, general and administrative expenses. The hourly and salaried severance benefits were fully paid as of December 31, 2016.
In addition, the Company incurred pre-tax non-cash charges related to accelerated depreciation expense of $0.3 million and $0.1 million, for the years ended December 31, 2016 and 2015, respectively. These depreciation charges are the result of shortening the expected lives on certain machinery, equipment and leasehold improvement assets that the Company will no longer utilize, as the facility closures are now complete.
6. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 are as follows:

	Horizon Americas	Horizon Asia‑Pacific	Horizon Europe‑Africa	Total
	(dollars in thousands)
Balances at December 31, 2014	$6,580	$—	$—	$6,580
Foreign currency translation	(2,170)	—	—	(2,170)
Balances at December 31, 2015	$4,410	$—	$—	$4,410
Goodwill from acquisitions (a)	—	—	126,050	126,050
Foreign currency translation	960	—	(11,230)	(10,270)
Balances at December 31, 2016	$5,370	$—	$114,820	$120,190
__________________________
(a) Attributable to the acquisition of the Westfalia Group, as further described in Note 4, "Acquisitions".
Other Intangible Assets
In May 2016, the Company made a decision to simplify its brand offering in the Horizon Americas' reportable segment. Based on this decision, the Company no longer expects that the economic benefit of certain indefinite-lived trade names extends beyond the foreseeable future. As a result, in the second quarter of 2016, the Company determined that trade names with an aggregate carrying value of $2.4 million should be assigned finite useful lives. In accordance with ASC 350, "Intangibles - Goodwill and Other," these trade names were first tested for impairment as indefinite-lived intangible assets resulting in non-cash intangible asset impairment charges of $2.2 million. The remaining $0.2 million was reclassified to amortizable intangible assets during the second quarter of 2016 and amortized within selling, general and administrative costs over the remainder of the year.
During the Company's annual indefinite-lived impairment testing in the fourth quarter of 2016, due to the macroeconomic conditions in Brazil and declining sales and sales projections as a result of competitive pressures in the United Kingdom, the Company determined that certain trade names with an aggregate carrying value of $6.9 million were impaired. In accordance with ASC 350, "Intangibles - Goodwill and Other," the indefinite-lived assets were tested for impairment with fair value measurements derived from a relief from royalty method, which considers projected revenue and an estimated royalty rate. It was determined that the carrying value of these trade names exceeded their estimated fair value. As a result, non-cash intangible asset impairment charges of $3.8 million and $2.4 million were recorded in the Horizon Americas and Horizon Europe‑Africa reportable segments, respectively.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The gross carrying amounts and accumulated amortization of the Company's other intangibles as of December 31, 2016 and 2015 are summarized below. The Company amortizes these assets over periods ranging from three to 25 years.

	As of December 31, 2016		As of December 31, 2015
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships, 5 - 12 years	$66,000	$(28,440)	$32,550	$(26,880)
Customer relationships, 15 - 25 years	104,690	(84,120)	105,380	(78,180)
Total customer relationships	170,690	(112,560)	137,930	(105,060)
Technology and other, 3 - 15 years	18,410	(14,560)	14,480	(14,060)
Trademark/Trade names, <1 year	150	(150)	—	—
Total finite-lived intangible assets	189,250	(127,270)	152,410	(119,120)
Trademark/Trade names, indefinite-lived	24,740	—	22,730	—
Total other intangible assets	$213,990	$(127,270)	$175,140	$(119,120)
Amortization expense related to intangible assets as included in the accompanying consolidated statements of income (loss) is summarized as follows:

	Year ended December 31,
	2016	2015	2014
	(dollars in thousands)
Technology and other, included in cost of sales	$170	$190	$280
Customer relationships & Trademark/Trade names, included in selling, general and administrative expenses	7,790	7,150	7,270
Total amortization expense	$7,960	$7,340	$7,550
Estimated amortization expense for the next five fiscal years beginning after December 31, 2016 is as follows:

Year ended December 31,	Estimated Amortization Expense
(dollars in thousands)
2017	$9,880
2018	6,760
2019	6,250
2020	6,240
2021	4,890

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Inventories
Inventories consist of the following components:

	December 31, 2016	December 31, 2015
	(dollars in thousands)
Finished goods	$89,410	$83,870
Work in process	16,270	7,080
Raw materials	40,340	28,520
Total inventories	$146,020	$119,470
8. Property and Equipment, Net
Property and equipment consists of the following components:

	December 31, 2016	December 31, 2015
	(dollars in thousands)
Land and land improvements	$520	$—
Buildings	20,120	8,330
Machinery and equipment	138,470	95,860
	159,110	104,190
Less: Accumulated depreciation	65,350	58,300
Property and equipment, net	$93,760	$45,890
Depreciation expense as included in the accompanying consolidated statements of income (loss) is as follows:

	Year ended December 31,
	2016	2015	2014
	(dollars in thousands)
Depreciation expense, included in cost of sales	$8,800	$8,210	$9,580
Depreciation expense, included in selling, general and administrative expense	1,460	1,530	1,800
Total depreciation expense	$10,260	$9,740	$11,380
9. Accrued and other long-term liabilities
As of December 31, 2016 and 2015, accrued wages and bonus were approximately $16.7 million and $9.6 million, respectively. No other classification of accrued liabilities exceeded 5% of current liabilities as of December 31, 2016 and 2015.
Other long-term liabilities consist of the following components:

	December 31, 2016	December 31, 2015
	(dollars in thousands)
Unrecognized tax benefits and related penalties and interest	$9,720	$7,210
Deferred purchase price and contingent consideration	5,070	4,580
Other	15,620	7,780
Total accrued liabilities	$30,410	$19,570

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Long-term Debt
The Company's long-term debt consists of the following:

	December 31, 2016	December 31, 2015
	(dollars in thousands)
Term B Loan	$328,280	$188,520
Bank facilities, capital leases and other long-term debt	21,660	220
	349,940	188,740
Less: Current maturities, long-term debt	22,900	10,130
Long-term debt	$327,040	$178,610
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
The ABL Loan Agreement contains customary negative covenants, and does not include any financial maintenance covenants other than a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing twelve-month basis, which will be tested only upon the occurrence of an event of default or certain other conditions as specified in the agreement. At December 31, 2016, the Company was in compliance with its financial covenants contained in the ABL Facility.
Debt issuance costs of approximately $2.5 million were incurred in connection with the entry into and amendment of the ABL Facility. These debt issuance costs will be amortized into interest expense over the contractual term of the loan. The Company recognized $0.5 million and $0.1 million during the years ended December 31, 2016 and December 31, 2015, respectively, related to the amortization of debt issuance costs, which is included in the accompanying consolidated statements of income (loss). There

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

were $1.8 million and $2.2 million of unamortized debt issuance costs included in other assets in the accompanying consolidated balance sheet as of December 31, 2016 and December 31, 2015, respectively.
As of December 31, 2016 and 2015, there were no amounts outstanding under the ABL Facility. Total letters of credit issued at December 31, 2016 and 2015 were $7.0 million and $6.4 million, respectively. The Company had $68.7 million and $78.6 million in availability under the ABL Facility as of December 31, 2016 and 2015, respectively.
Term Loan
On June 30, 2015, the Company entered into a term loan agreement ("Original Term B Loan") under which the Company borrowed an aggregate of $200.0 million, which matures on June 30, 2021. On September 19, 2016, the Company entered into the First Amendment to the Original Term B Loan (the "Term Loan Amendment") which amended the Term B Loan to provide for incremental commitments in an aggregate principal amount of $152.0 million (the "Incremental Term Loans"). The Original Term B Loan and Incremental Term Loans are collectively referred to as the "Term B Loan". In connection with the consummation of the acquisition of the Westfalia Group, the Company was extended the Incremental Term Loans on October 3, 2016. The Term B Loan permits the Company to request incremental term loan facilities, subject to certain conditions, in an aggregate principal amount, together with the aggregate principal amount of incremental equivalent debt incurred by the Company, of up to $75.0 million, plus an additional amount such that the Company's pro forma first lien net leverage ratio (as defined in the term loan agreement) would not exceed 3.50 to 1.00 as a result of the incurrence thereof.
Borrowings under the Term B Loan bear interest, at the Company's election, at either (i) the Base Rate plus 5% per annum, or (ii) LIBOR plus 6% per annum. Principal payments required under the Original Term B Loan agreement are $2.5 million due each calendar quarter beginning September 2015. Principal payments required under the Term Loan Amendment are $2.1 million due each calendar quarter beginning March 2017. Commencing with the fiscal year ending December 31, 2017, and for each fiscal year thereafter, the Company will also be required to make prepayments of outstanding amounts under the Term B Loan in an amount equal to 50.0% of the Company's excess cash flow for such fiscal year, as defined in the Term B Loan, subject to adjustments based on the Company's leverage ratio and optional prepayments of term loans and certain other indebtedness.
All of the indebtedness under the Term B Loan is and will be guaranteed by the Company's existing and future material domestic subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors. The Term B Loan contains customary negative covenants, and also contains a financial maintenance covenant (as amended by the Term Loan Amendment) which requires the Company to maintain a net leverage ratio not exceeding 5.25 to 1.00 through the fiscal quarter ending September 30, 2017; 5.00 to 1.00 through the fiscal quarter ending March 31, 2018; 4.75 to 1.00 through the fiscal quarter ending September 30, 2018; and thereafter, 4.50 to 1.00. At December 31, 2016, the Company was in compliance with its financial covenants as described in the Term B Loan.
Debt issuance costs of approximately $3.2 million were incurred in connection with the Original Term B Loan, along with the original issue discount of $4.0 million. Additional debt issuance costs of approximately $3.8 million were incurred in connection with the Incremental Term Loans. Both the aggregate debt issuance costs and the original issue discount will be amortized into interest expense over the life of the Term B Loan. The Company recognized $1.6 million related to the amortization of debt issuance costs and original issue discount during the year ended December 31, 2016, which is included in the accompanying consolidated statements of income (loss). The Company had an aggregate principal amount outstanding of $337.0 million and $195.0 million as of December 31, 2016 and 2015, respectively, under the Term B Loan bearing interest at 7.00%, and had $8.7 million and $6.5 million as of December 31, 2016 and 2015, respectively, of unamortized debt issuance costs and original issue discount, all of which are recorded as a reduction of the debt balance on the Company's consolidated balance sheet.
The Company's Term B Loan traded at approximately 101.6% and 99.0% of par value as of December 31, 2016 and December 31, 2015. The valuation of the Term B Loan was determined based on Level 2 inputs under the fair value hierarchy, as defined in Note 3, "Summary of Significant Accounting Polices."
Bank facilities
In Australia, the Company's subsidiary is party to a revolving debt facility with a borrowing capacity of approximately $10.8 million, which matures on November 30, 2017, is subject to interest at a bank-specified rate plus 1.90% and is secured by substantially all the assets of the subsidiary. No amounts were outstanding as of December 31, 2016 and December 31, 2015 under this agreement.
Other long-term debt consists of a bank credit line that provides liquidity for supplier payments for our Netherlands subsidiary which was entered into during the first quarter of 2016. The line provides total credit of $20.0 million. The total balance outstanding

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

as of December 31, 2016 was $1.3 million, which is included in current maturities, long-term debt on the Company's consolidated balance sheets.
Long-term Debt Maturities
Future maturities of the face value of long-term debt at December 31, 2016 are as follows:

December 31,	Future maturities of long-term debt
(dollars in thousands)
2017	$22,900
2018	20,020
2019	19,710
2020	20,100
2021	264,800
Thereafter	11,110
Total	$358,640
11. Derivative Instruments
Foreign Currency Exchange Rate Risk
As of December 31, 2016, the Company was party to forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $34.7 million. The Company uses foreign currency forward contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain payments for contract manufacturing in its lower-cost manufacturing facilities. The foreign currency forward contracts hedge currency exposure between the Mexican peso and the U.S. dollar, the Thai baht and the Australian dollar and the U.S. dollar and the Australian dollar and mature at specified monthly settlement dates through December 2017. At inception, the Company designated the foreign currency forward contracts as cash flow hedges. Upon purchase of certain inventories the Company de-designates the foreign currency forward contract.
On October 4, 2016, the Company entered into a cross currency swap arrangement to hedge changes in foreign currency exchange rates with notional amounts of approximately $114.9 million. The Company uses the cross currency swap to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to a non-U.S. denominated intercompany loan of €110.0 million. The cross currency swap hedges currency exposure between the Euro and the U.S. dollar and matures on January 3, 2019. The Company makes quarterly principal payments of €1.4 million, plus interest at a fixed rate of 5.4% per annum, in exchange for $1.5 million, plus interest at a fixed rate of 7.2% per annum. At inception, the Company designated the cross currency swap as a cash flow hedge. Changes in the currency rate result in reclassification of amounts from accumulated other comprehensive income (loss) to earnings to offset the re-measurement gain or loss on the non-U.S. denominated intercompany loan.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Statement Presentation
As of December 31, 2016 and 2015, the fair value carrying amount of the Company's derivative instruments were recorded as follows:

		Asset / (Liability) Derivatives
	Balance Sheet Caption	December 31, 2016	December 31, 2015
		(dollars in thousands)
Derivatives designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$670	$—
Foreign currency forward contracts	Accrued liabilities	(760)	(800)
Cross currency swap	Other assets	5,720	—
Total derivatives designated as hedging instruments		5,630	(800)
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	—	30
Foreign currency forward contracts	Accrued liabilities	(130)	(190)
Total derivatives de-designated as hedging instruments		(130)	(160)
Total derivatives		$5,500	$(960)
The following table summarizes the gain or loss recognized in accumulated other comprehensive income (loss) ("AOCI") and the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings as of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015 and 2014.

	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion, net of tax)		Location of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Earnings
	As of December 31,			As of December 31,
	2016	2015		2016	2015	2014
	(dollars in thousands)			(dollars in thousands)
Derivative instruments
Foreign currency forward contracts	$(320)	$(710)	Cost of sales	$(1,620)	$(590)	$170
Cross currency swap	(610)	—	Other expense, net	7,510	—	—
Over the next 12 months, the Company expects to reclassify approximately $0.1 million of pre-tax deferred losses, related to the foreign currency forward contracts, from AOCI to cost of sales as the inventory purchases are settled. Over the next 12 months, the Company expects to reclassify approximately $1.0 million of pre-tax deferred losses, related to the cross currency swap, from AOCI to other expense, net as an offset to the re-measurement gains or losses on the non-U.S. denominated intercompany loan.
Derivatives not designated as hedging instruments
The gain or loss resulting from the change in fair value on de-designated forward contracts is reported within cost of sales on the Company's consolidated statements of income (loss). The gain and loss on de-designated derivatives amounted to $0.3 million and $0.1 million, respectively, for the years ended December 31, 2016 and 2015, respectively. There were no de-designated derivatives during the year ended December 31, 2014.

During 2016, the Company entered into forward contracts to acquire a total of €125 million, or $140.0 million, to hedge changes in foreign currency related to the cash portion of the purchase price and debt acquired of the Westfalia Group acquisition. These forward contracts were sold for approximately $140.1 million; the resulting gain of $0.1 million is included within other expense, net in the Company's consolidated statements of income (loss) for the year ended December 31, 2016. Additionally, the Company

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

purchased a currency option to buy €55.0 million at a specified exchange rate in connection with the Westfalia Group acquisition. Upon entering the agreement the Company paid a premium of approximately $0.9 million. This option was sold for approximately $0.4 million; the resulting loss of $0.5 million is included within other expense, net in the Company's consolidated statements of income (loss) for the year ended December 31, 2016.
Fair Value Measurements
The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's foreign currency forward contracts use observable inputs such as forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015 are shown below.

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
December 31, 2016
Foreign currency forward contracts	Recurring	$(220)	$—	$(220)	$—
Cross currency swap	Recurring	5,720	—	5,720	—
December 31, 2015
Foreign currency forward contracts	Recurring	$(960)	$—	$(960)	$—
Cross currency swap	Recurring	—	—	—	—
12. Leases
The Company leases certain equipment and facilities under non-cancellable operating leases. Rental expense for the Company totaled approximately $16.8 million in 2016, $15.8 million in 2015 and $15.1 million in 2014.
Minimum payments for operating leases having initial or remaining non-cancellable lease terms in excess of one year at December 31, 2016 are summarized below (in thousands):

December 31,	Minimum
(dollars in thousands)
2017	$15,670
2018	13,690
2019	10,260
2020	7,710
2021	6,460
Thereafter	6,930
Total	$60,720
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

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following summarizes Horizon stock option activity from December 31, 2015 to December 31, 2016:

	Number of Stock Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	218,436	$10.57
Granted	137,372	10.08
Exercised	(3,086)	11.02
Canceled, forfeited	(5,137)	10.40
Expired	—	—
Outstanding at December 31, 2016	347,585	$10.37	8.8	$4,736,036
As of December 31, 2016, there was $0.4 million in unrecognized compensation costs related to stock options that is expected to be recognized over a weighted average period of 1.8 years. The Company recognized approximately $0.8 million and $0.2 million of stock-based compensation expense related to stock options for the years ended December 31, 2016 and 2015, respectively. The Company recognized no compensation costs related to stock options as of December 31, 2014. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of income (loss).

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Units
During 2016, the Company granted an aggregate of 330,052 restricted stock units and performance stock units to certain key employees and non-employee directors. The total grants consisted of the following:

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
The performance criteria for the market-based performance stock units is based on the Company's total shareholder return ("TSR") relative to the TSR of the common stock of a pre-defined industry peer group, measured over a period beginning January 1, 2016 and ending December 31, 2018. TSR is calculated as the Company's average closing stock price for the 20-trading days at the end of the performance period plus Company dividends, divided by the Company's average closing stock price for the 20-trading days prior to the start of the performance period. Depending on the performance achieved, the amount of shares earned can vary from 0% of the target award to a maximum of 200% of the target award. The Company estimated the grant-date fair value of the awards subject to a market condition using a Monte Carlo simulation model, using the following weighted average assumptions: risk-free interest rate of 0.96% and annualized volatility of 34.3%. Due to the lack of adequate stock price history of Horizon common stock, the expected volatility is based on the historical volatility of the common stock of the peer group. The grant date fair value of the performance stock units was $16.07.
The grant date fair value of restricted shares is expensed over the vesting period. Restricted share fair values are based on the closing trading price of the Company's common stock on the date of grant. Changes in the number of restricted shares outstanding for the year ended December 31, 2016 were as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	372,219	$13.11
Granted	330,052	11.55
Vested	(129,827)	14.49
Canceled, forfeited	(14,881)	12.17
Outstanding at December 31, 2016	557,563	$11.89
As of December 31, 2016, there was $3.3 million in unrecognized compensation costs related to unvested restricted shares that is expected to be recognized over a weighted average period of 1.8 years.
The Company recognized approximately $3.0 million, $2.3 million and $2.7 million of stock-based compensation expense related to restricted shares during the years ended December 31, 2016, 2015 and 2014, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of income (loss).
14. Earnings per Share
On June 30, 2015, approximately 18.1 million common shares of Horizon Global were distributed to TriMas shareholders in conjunction with the spin-off. For comparative purposes, and to provide a more meaningful calculation for weighted average shares, this amount was assumed to be outstanding as of the beginning of each period presented prior to the spin-off in the calculation

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of basic weighted average shares. Diluted earnings per share attributable to Horizon Global are calculated to give effect to stock options and restricted shares outstanding during each period.
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share attributable to Horizon Global and diluted earnings per share attributable to Horizon Global for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands, except for per share amounts)
Numerator:
Net income (loss) attributable to Horizon Global	$(12,360)	$8,300	$15,350
Denominator:
Weighted average shares outstanding, basic	18,775,500	18,064,491	18,062,027
Dilutive effect of stock-based awards	—	96,361	51,389
Weighted average shares outstanding, diluted	18,775,500	18,160,852	18,113,416

Basic earnings per share attributable to Horizon Global	$(0.66)	$0.46	$0.85
Diluted earnings per share attributable to Horizon Global	$(0.66)	$0.46	$0.85
The effect of certain common stock equivalents were excluded from the computation of weighted average diluted shares outstanding for years ended December 31, 2016, 2015 and 2014, as inclusion would have resulted in antidilution. A summary of these antidilutive common stock equivalents is provided in the table below:

	Year Ended December 31,
	2016	2015	2014
Number of options	331,485	212,088	—
Exercise price of options	$9.20-11.29	$9.20-11.29	—
Restricted stock units	526,751	—	—

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Other Comprehensive Income (Loss)
Changes in AOCI by component, net of tax, for the years ended December 31, 2016, 2015, and 2014 are summarized as follows:

	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balances at December 31, 2013	$—	$14,700	$14,700
Net unrealized gains (losses) arising during the period (a)	80	(7,240)	(7,160)
Less: Net realized gains reclassified to net income (b)	150	—	150
Net current-period change	(70)	(7,240)	(7,310)
Balances at December 31, 2014	$(70)	$7,460	$7,390
Net transfer from former parent	—	5,230	5,230
Net unrealized losses arising during the period (a)	(1,310)	(9,510)	(10,820)
Less: Net realized losses reclassified to net income (b)	(670)	—	(670)
Net current-period change	(640)	(4,280)	(4,920)
Balances at December 31, 2015	$(710)	$3,180	$2,470
Net unrealized gains (losses) arising during the period (a)	3,170	(10,590)	(7,420)
Less: Net realized gains reclassified to net income (b)	3,390	—	3,390
Net current-period change	(220)	$(10,590)	(10,810)
Balances at December 31, 2016	$(930)	$(7,410)	$(8,340)
__________________________
(a) Derivative instruments, net of income tax benefit (expense) of $(2.5) million, $0.1 million, and $20 thousand for the years ended December 31, 2016, 2015, and 2014, respectively. See Note 11, "Derivative Instruments," for further details.
(b) Derivative instruments, net of income tax benefit (expense) of $(2.5) million, $(0.8) million, and $20 thousand for the years ended December 31, 2016, 2015, and 2014, respectively. See Note 11, "Derivative Instruments," for further details.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Segment Information
Horizon groups its operating segments into reportable segments by the region in which sales and manufacturing efforts are focused. Each operating segment has discrete financial information evaluated regularly by the Company's chief operating decision maker in determining resource allocation and assessing performance. In the fourth quarter of 2016, as a result of the Westfalia Group acquisition, the Company realigned its executive management structure which changed the information used by our chief operating decision maker to assess performance and allocate resources. As a result, the Company reports the results of its business in three reportable segments: Horizon Americas, Horizon Asia‑Pacific, and Horizon Europe‑Africa. The Company's Brazilian operations, which has previously been included in the Horizon International reportable segment, is now managed as part of its former Horizon North America segment which has been renamed Horizon Americas. The Company's former Horizon International reportable segment, excluding the Brazilian operations, was geographically divided into two separate reportable segments. The Company's Horizon Asia‑Pacific reportable segment is comprised of the Australia, Thailand, and New Zealand operations previously included in Horizon International. The Company's Horizon Europe‑Africa reportable segment is comprised of the European and South African operations, previously included in Horizon International, and the Westfalia Group operations. The Company has recast prior period amounts to conform to the way it currently manages and monitors segment performance under the new segments. See below for further information regarding the types of products and services provided within each reportable segment.
Horizon Americas - A market leader in the design, manufacture and distribution of a wide variety of high-quality, custom engineered towing, trailering and cargo management products and related accessories. These products are designed to support OEMs, OESs, aftermarket and retail customers in the agricultural, automotive, construction, industrial, marine, military, recreational vehicle, trailer and utility end markets. Products include brake controllers, cargo management, heavy-duty towing products, jacks and couplers, protection/securing systems, trailer structural and electrical components, tow bars, vehicle roof racks, vehicle trailer hitches and additional accessories.
Horizon Asia‑Pacific - With a product offering similar to Horizon Americas, Horizon Asia‑Pacific focuses its sales and manufacturing efforts in the Asia Pacific region of the world.
Horizon Europe‑Africa - With a product offering similar to Horizon Americas, Horizon Europe‑Africa focuses its sales and manufacturing efforts in the Europe and Africa regions of the world.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment activity is as follows:

	Year ended December 31,
	2016	2015	2014
	(dollars in thousands)
Net Sales
Horizon Americas	$443,240	$429,310	$446,670
Horizon Asia‑Pacific	101,880	95,270	110,970
Horizon Europe‑Africa	104,080	50,930	54,140
Total	$649,200	$575,510	$611,780
Operating Profit (Loss)
Horizon Americas	$38,680	$30,300	$30,810
Horizon Asia‑Pacific	11,230	7,650	8,970
Horizon Europe‑Africa	(13,320)	(100)	(1,320)
Corporate	(30,290)	(18,280)	(14,000)
Total	$6,300	$19,570	$24,460
Capital Expenditures
Horizon Americas	$5,550	$5,970	$4,530
Horizon Asia‑Pacific	3,310	1,360	4,480
Horizon Europe‑Africa	4,670	690	2,430
Corporate	1,010	300	—
Total	$14,540	$8,320	$11,440
Depreciation and Amortization
Horizon Americas	$10,750	$10,750	$11,410
Horizon Asia‑Pacific	4,090	4,130	4,830
Horizon Europe‑Africa	3,290	2,070	2,690
Corporate	90	130	—
Total	$18,220	$17,080	$18,930

	As of December 31,
	2016	2015
	(dollars in thousands)
Total Assets
Horizon Americas	$197,840	$220,150
Horizon Asia‑Pacific	61,920	54,390
Horizon Europe - Africa	299,500	34,970
Corporate	54,110	22,070
Total	$613,370	$331,580

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the Company's net sales for each of the years ended December 31 and net fixed assets at each year ended December 31, attributed to each subsidiary's continent of domicile. Other than Australia, there was no single non-U.S. country for which net sales were significant to the combined net sales of the Company taken as a whole. Germany, the United Kingdom, and Australia are the only countries in which the net fixed assets are significant to the net fixed assets of the Company taken as a whole.

	Year ended December 31,
	2016	2015	2014
	(dollars in thousands)
Net Sales
Total U.S.	$428,770	$412,500	$424,090
Non-U.S.
Australia	60,020	73,640	87,010
Europe	91,870	39,490	45,340
Asia	41,940	21,630	23,960
Africa	12,130	11,440	8,800
Other Americas	14,470	16,810	22,580
Total non-U.S	220,430	163,010	187,690
Total	$649,200	$575,510	$611,780

	As of December 31,
	2016	2015
	(dollars in thousands)
Net Fixed Assets
Total U.S.	$4,700	$4,830
Non-U.S.
Australia	11,120	11,640
Germany	41,940	2,680
United Kingdom	17,450	16,460
Other Europe	5,690	(40)
Asia	5,220	5,020
Africa	4,970	2,270
Other Americas	2,670	3,030
Total non-U.S	89,060	41,060
Total	$93,760	$45,890
The Company's export sales from the U.S. approximated $32.6 million, $33.8 million and $38.0 million for the years ended 2016, 2015 and 2014, respectively.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the Company's net sales contributed by product group for the years ended December 31, 2016, 2015 and 2014.

	Year ended December 31,
	2016	2015	2014
Towing	62.7%	58.1%	58.2%
Trailering	21.5%	23.8%	24.4%
Cargo Management	8.9%	9.5%	10.6%
Other	6.9%	8.6%	6.8%
	100.0%	100.0%	100.0%
17. Income Taxes
The Company's income before income taxes and income tax expense, each by tax jurisdiction, consisted of the following:

	Year ended December 31,
	2016	2015	2014
	(dollars in thousands)
Income (loss) before income taxes:
Domestic	$(14,630)	$(9,750)	$5,170
Foreign	(1,760)	16,770	15,420
Income (loss) before income taxes	$(16,390)	$7,020	$20,590
Current income tax benefit (expense):
Federal	$(1,170)	$550	$(4,690)
State and local	(970)	(610)	(450)
Foreign	(2,560)	(3,580)	(2,820)
Total current income tax expense	(4,700)	(3,640)	(7,960)
Deferred income tax benefit (expense):
Federal	3,800	3,840	2,880
State and local	450	(40)	80
Foreign	4,180	1,120	(240)
Total deferred income tax benefit	8,430	4,920	2,720
Income tax benefit (expense)	$3,730	$1,280	$(5,240)
The components of deferred taxes at December 31, 2016 and 2015 are as follows:

	As of December 31,
	2016	2015
	(dollars in thousands)
Deferred tax assets:
Receivables, net	$1,440	$1,080
Inventories	6,300	3,640
Property and equipment, net	—	100
Accrued liabilities and other long-term liabilities	13,670	12,260
Tax loss and credit carryforwards	6,070	4,570
Gross deferred tax asset	27,480	21,650
Valuation allowances	(7,220)	(4,420)
Net deferred tax asset	20,260	17,230
Deferred tax liabilities:
Property and equipment, net	(5,230)	—
Goodwill and other intangibles, net	(30,250)	(14,530)
Other	(1,140)	(1,110)
Gross deferred tax liability	(36,620)	(15,640)
Net deferred tax (liability) asset	$(16,360)	$1,590
The Company has an on-going analysis against certain deferred tax assets in the U.S. Based on positive evidence and economic outlook, the Company maintains it is more likely than not the U.S. deferred tax assets will be realized and therefore does not require a valuation allowance as of December 31, 2016.
The following is a reconciliation of income tax expense computed at the U.S. federal statutory rate to income tax expense:

	Year ended December 31,
	2016	2015	2014
	(dollars in thousands)
U.S. federal statutory rate	35%	35%	35%
Tax at U.S. federal statutory rate	$(5,730)	$2,460	$7,210
State and local taxes, net of federal tax benefit	340	650	240
Differences in statutory foreign tax rates	(1,230)	(4,350)	(4,950)
Unrecognized tax benefits	(1,260)	(2,950)	720
Tax holiday(1)	(460)	(1,190)	(410)
Thin Cap	260
Withholding taxes	300	590	460
Tax credits	70	(300)	(370)
Net change in valuation allowance	1,600	1,480	1,790
Spin-off related restructuring costs	—	2,450	—
Transaction Costs	2,670
Other, net	(290)	(120)	550
Income tax expense (benefit)	$(3,730)	$(1,280)	$5,240
__________________________
(1) Tax holiday related to Thailand which expires on December 31, 2017.
The Company has recorded deferred tax assets on $0.5 million of various state operating loss carryforwards and $21.2 million of various foreign operating loss carryforwards. The majority of the state tax loss carryforwards expire between 2025 - 2028 and

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the majority foreign losses have indefinite carryforward periods.
Prior to the spin-off June 30, 2015, cash payments for federal and state income taxes were made by our former parent on behalf of the Company. Subsequent to the spin-off, the Company made cash payments for federal and state income taxes of $0.3 million during 2015. The Company made cash payments for federal and state income taxes of $2.2 million during 2016. Cash payments for foreign income taxes $2.6 million, $2.8 million, and $3.2 million for the years ended December 31, 2016, 2015 and 2014 respectively.
In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2016, the Company has not made a provision for U.S. or additional non-U.S. withholding taxes on approximately $51.6 million of the excess of the amount for financial reporting over the tax basis of investments in non-U.S. subsidiaries that are considered to be permanently reinvested. Generally, such amounts become subject to U.S. taxation upon remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these non-U.S. subsidiaries.
Unrecognized Tax Benefits
The Company has approximately $8.9 million and $4.6 million of unrecognized tax benefits (“UTBs”) as of December 31, 2016 and 2015, respectively. If the unrecognized tax benefits were recognized, the impact to the Company’s effective tax rate would be to reduce reported income tax expense for the years ended December 31, 2016 and 2015 approximately $8.9 million and $4.5 million, respectively.
A reconciliation of the change in the UTBs and related accrued interest and penalties for the years ended December 31, 2016 and 2015 is as follows:

Unrecognized Tax Benefits
(dollars in thousands)
Balance at December 31, 2014	$9,960
Tax positions related to current year:
Reductions	(60)
Tax positions related to prior years:
Additions	—
Reductions	(2,030)
Settlements	—
Lapses in the statutes of limitations	(3,300)
Balance at December 31, 2015	$4,570
Tax positions related to current year:
Additions	1,690
Reductions	—
Tax positions related to prior years:
Additions	2,870
Reductions	—
Settlements	—
Lapses in the statutes of limitations	(1,120)
Cumulative Translation Adjustment	840
Balance at December 31, 2016	$8,850
We recognize interest accrued related to UTBs and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company has accrued penalties and interest of $(0.2) million during 2016 and recognized a liability for interest and penalties of $5.6 million as of December 31, 2016. During 2015, the Company has accrued penalties and interest of $0.2 million

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and recognized a liability for interest and penalties of $4.5 million. During 2014, the Company has accrued penalties and interest of $0.7 million.

The increase in UTBs and liabilities for interest and penalties for tax positions related to prior years is primarily due to certain positions that were identified as part of the due diligence regarding the acquisition of the Westfalia Group.
Income tax returns are filed in multiple domestic and foreign jurisdictions, which are subject to examinations by taxing authorities. As of December 31, 2016, the Company is subject to U.S. federal tax examination for tax years 2013 through 2016.  The Company is subject to state, local and foreign income tax examinations for tax years 2009 through 2016.  The Company does not believe that the results of these examinations will have a significant impact on the Company's tax position or its effective tax rate.
Management monitors changes in tax statutes and regulations and the issuance of judicial decisions to determine the potential impact to unrecognized tax benefits. As of December 31, 2016, the Company estimated that approximately $4.7 million of unrecognized tax benefits in foreign jurisdictions is expected to be released in the next twelve months.
18. Summary Quarterly Financial Data

	Three months ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(unaudited, dollars in thousands, except for per share data)
Net sales	$146,110	$167,760	$151,720	$183,610
Gross profit	$37,610	$45,710	$42,510	$34,520
Net income (loss)	$2,190	$7,330	$370	$(22,550)
Net income (loss) attributable to Horizon Global	$2,190	$7,330	$370	$(22,250)
Net income (loss) per share attributable to Horizon Global:
Basic	$0.12	$0.40	$0.02	$(1.07)
Diluted	$0.12	$0.40	$0.02	$(1.07)

	Three months ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(unaudited, dollars in thousands, except for per share data)
Net sales	$142,360	$158,540	$153,340	$121,270
Gross profit	$35,300	$37,750	$37,760	$32,230
Net income (loss)	$1,480	$2,200	$6,350	$(1,730)
Net income (loss) attributable to Horizon Global	$1,480	$2,200	$6,350	$(1,730)
Net income (loss) per share attributable to Horizon Global:
Basic	$0.08	$0.12	$0.35	$(0.10)
Diluted	$0.08	$0.12	$0.35	$(0.10)
19. Subsequent Events
On February 1, 2017, the Company completed an underwritten public offering of 4.6 million shares of common stock, which includes the exercise in full by the underwriters of their option to purchase 0.6 million shares of common stock, at a public offering price of $18.50 per share (the "Common Stock Offering"). Proceeds from the Common Stock Offering were approximately $79.7 million, net of underwriting discounts, commissions, and offering-related transaction costs.
Concurrently, the Company completed a public offering of $125.0 million aggregate principal amount, which includes the exercise in full by the underwriters of their over-allotment option to purchase an additional $15.0 million principal amount, of 2.75% Convertible Senior Notes due 2022 (the " Convertible Notes" and the "Convertible Notes Offering", respectively). The Convertible Notes bear interest at a rate of 2.75% per annum, payable semiannually in arrears on January 1 and July 1 of each year, beginning on July 1, 2017. The Convertible Notes will mature on July 1, 2022, unless earlier converted in accordance with the terms prior

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to such date. The Convertible Notes are convertible on the business day immediately preceding January 1, 2022 only upon the occurrence of certain specified events. On or after January 1, 2022, holders of the Convertible Notes may convert their Convertible Notes at any time, regardless of the circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at its election. The conversion rate for the Convertible Notes is initially 40.04 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $24.98 per share of common stock), subject to adjustment in accordance with the terms. Proceeds from the Convertible Notes Offering were approximately $119.2 million, net of underwriting discounts, commissions, and offering-related transaction costs.
The Company used the net proceeds of the Common Stock Offering, along with a portion of the net proceeds from the Convertible Notes Offering, to repay $177.0 million of existing indebtedness under the Term B Loan. In connection with the pricing of the Convertible Notes, the Company entered into Convertible Note hedge transactions with affiliates of certain underwriters of the Convertible Notes Offering (the "option counterparties"). The Company also entered into warrant transactions with the option counterparties. The Company used a portion of the net proceeds from the Convertible Notes Offering to pay the cost of the Convertible Note hedge transactions. The Convertible Note hedge transactions are expected generally to reduce the potential dilution to the Company's common stock upon any conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Convertible Notes, as the case may be. The Company used the remainder of the net proceeds for general corporate purposes.

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
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the Company. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2016 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework (2013)." In October 2016, the Company completed the acquisition of the Westfalia Group and is currently integrating the Westfalia Group into its operations, compliance programs and internal control processes. As permitted by Securities and Exchange Commission ("SEC") rules and regulations, the Company has excluded the Westfalia Group from management's evaluation of internal control over financial reporting as of December 31, 2016. The Westfalia Group represented 43.1% of the Company's assets as of December 31, 2016, 8.4% of net sales and 64.0% of net loss attributable to Horizon Global for the year ended December 31, 2016. Based on its evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2016.
Changes in Internal Control Over Financial Reporting
Excluding the impact of the Westfalia Group, there was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company is integrating the Westfalia Group into its operations, compliance programs and internal control processes. As permitted by SEC rules and regulations, the Company has excluded the Westfalia Group from management's evaluation of internal control over financial reporting as of December 31, 2016.
Item 9B.    Other Information
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 regarding our directors and corporate governance matters is incorporated by reference herein to the Proxy Statement sections entitled "Proposal 1 - Election of Directors" and "Corporate Governance." The information required by Item 10 regarding our executive officers appears as a supplementary item following Item 4 under Part I of this Annual Report on Form 10-K under the title "Executive Officers of the Company." The information required by Item 10 regarding compliance with section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference herein to the Proxy Statement section entitled "Section 16(a) Beneficial Ownership Reporting Compliance."
The Spirit and The Letter. Effective as of July 1, 2015, the Board adopted the Company’s code of conduct, titled “The Spirit and The Letter”, that applies to all directors and employees, including the Company’s principal executive officer, principal financial officer, and other persons performing similar executive management functions. The Spirit and The Letter is posted on the Company’s website, www.horizonglobal.com, in the Corporate Governance subsection of the Investor Relations section. All amendments to The Spirit and The Letter, if any, will be also posted on the Company’s website, along with all waivers, if any, of The Spirit and The Letter involving senior officers.
Item 11.    Executive Compensation
Director Compensation
The Compensation Committee is responsible for reviewing director compensation and making recommendations to the Board with respect to that compensation, as appropriate. The Compensation Committee and Board believe that directors should receive a mix of cash and equity over their tenure. The combination of cash and equity compensation is intended to provide incentives for directors to continue to serve on the Board and to attract new directors with outstanding qualifications.
Annual Cash Retainer and Meeting Fees. Each independent director is paid an annual cash retainer of $80,000. The independent co-chair of the Board and the chairs of each of the Audit, Compensation and Corporate Governance and Nominating ("Governance") Committees are paid an additional annual cash retainer in the amounts of $50,000, $15,000, $10,000 and $5,000, respectively. The annual cash retainers described above will be prorated to reflect any partial year of service. Additionally, each director is paid $1,000 per Board or committee meeting attended. Directors who are also employees of the Company are not paid any additional compensation for serving as directors.
Equity Compensation. As part of the independent directors’ annual compensation package, each independent director receives an annual grant of restricted stock units with a grant date fair market value of $80,000, with each grant generally subject to such director’s continued service on the Board, and a vesting period of one year. Directors who are also employees of the Company do not receive any additional equity compensation for serving as directors.
Director Stock Ownership. We have established stock ownership guidelines for our independent directors to more closely align their interests with those of the Company’s stockholders. Under these guidelines, our independent directors are required to own, within five years after initial election to the Board as an independent director, shares of Company stock having a value equal to or greater than three times their annual cash retainer (excluding any additional retainers for Board and committee chair service). Unrestricted stock, time-based restricted stock, time-based restricted stock units and vested in-the-money options are counted toward fulfillment of this ownership requirement. Compliance under these guidelines for independent directors’ stock ownership requirements will be required by July 1, 2020 at the earliest. If an independent director does not meet the stock ownership guidelines, the Compensation Committee may consider such fact when determining the award of future equity awards to such director.
Indemnification. The Company has entered into indemnification agreements with each of its directors. These agreements require the Company to indemnify such individuals for certain liabilities to which they may become subject as a result of their affiliation with the Company.
Other. The Company reimburses all directors for expenses incurred when attending Board and committee meetings. The Company does not provide any perquisites to directors.

2016 Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards(a)	Total
Denise Ilitch(b)	$130,277	$79,995	$210,272
David C. Dauch	$97,000	$79,995	$176,995
Richard L. DeVore	$114,000	$79,995	$193,995
Scott G. Kunselman(c)	$87,777	$106,690	$194,467
Richard D. Siebert	$99,000	$79,995	$178,995
Samuel Valenti III	$122,000	$79,995	$201,995
__________________________

(a)
The amounts in this column reflect the grant date fair value (computed in accordance with Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, Topic 718) of the restricted stock unit awards made to our non-employee directors during 2016. Ms. Ilitch and Messrs. Dauch, DeVore, Kunselman, Siebert and Valenti each received 6,785 restricted stock units effective on July 1, 2016. These awards were granted under the Company’s Amended and Restated 2015 Equity and Incentive Compensation Plan (“2015 Plan”) and vest on July 1, 2017, generally subject to a service requirement.

(b)	Ms. Ilitch became co-chair of the Board effective July 1, 2016, replacing Mr. Valenti, who stepped down as co-chair of the Board effective June 30, 2016.

(c)
Mr. Kunselman was appointed to the Board on March 8, 2016, and his cash fees for 2016 were pro-rated to reflect his mid-year appointment. On March 15, 2016, Mr. Kunselman received an award of 2,375 restricted stock units, representing his period of Board service from March 8, 2016 through June 30, 2016, which restricted stock units vested in full on May 1, 2016; this award was in addition to the 6,785 restricted stock units that were granted to Mr. Kunselman on July 1, 2016. On August 17, 2016, Mr. Kunselman was appointed as chair of the Compensation Committee, replacing Ms. Ilitch, who stepped down as Compensation Committee chair effective August 16, 2016.

The table below sets forth as to each non-employee director the aggregate number of restricted stock units outstanding as of December 31, 2016:

Name	Restricted Stock Unit Awards
Denise Ilitch	6,785
David C. Dauch	6,785
Richard L. DeVore	6,785
Scott G. Kunselman	6,785
Richard D. Siebert	6,785
Samuel Valenti III	6,785
Corporate Governance
The Board has adopted Corporate Governance Guidelines. These guidelines address, among other things, director responsibilities, qualifications (including independence), compensation and access to management and advisors. The Governance Committee is responsible for overseeing and reviewing these guidelines and recommending any changes to the Board.
A copy of the Company’s committee charters, Corporate Governance Guidelines and The Spirit and The Letter will be sent to any stockholder, without charge, upon written request sent to the Company’s executive offices: Horizon Global Corporation, Attention: Legal Director, Chief Compliance Officer and Corporate Secretary, 2600 West Big Beaver Road, Suite 555, Troy, Michigan 48084.
Communicating with the Board
Any stockholder or interested party who desires to communicate with the Board or any specific director, including the Co-Chairs, non-management directors, or committee members, may write to: Horizon Global Corporation, Attention: Board of Directors, 2600 West Big Beaver Road, Suite 555, Troy, Michigan 48084.
Depending on the subject matter of the communication, management will:

▪	forward the communication to the director or directors to whom it is addressed (matters addressed to the Chair of the Audit Committee will be forwarded unopened directly to the co-chairs);

▪
attempt to handle the inquiry directly where the communication does not appear to require direct attention by the Board or an individual member, e.g., the communication is a request for information about the Company or is a stock-related matter; or

▪	not forward the communication if it is primarily commercial in nature or if it relates to an improper or irrelevant topic.

To submit concerns regarding accounting matters, stockholders, employees and other interested persons may also call the Company’s applicable toll free, hotline number (for US callers: (844) 472-2428) published at www.horizonglobal.com in the Corporate Governance subsection of the Investor Relations section, in the document entitled “Reporting a Concern”. Concerns may be expressed on a confidential and anonymous basis.
Communications made through the hotline are reviewed by the Audit Committee at each regularly scheduled meeting; other communications will be made available to directors at any time upon their request.
Executive Compensation
Introduction
As an emerging growth company under the Jumpstart Our Business Startups (JOBS) Act of 2012, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” which rules require compensation disclosure for our principal executive officer and the two most highly compensated executive officers (other than our principal executive officer) serving as executive officers at the end of the fiscal year. This section provides information about the executive compensation program in place for the Company’s 2016 named executive officers ("NEOs"), who are:

▪	A. Mark Zeffiro - President and Chief Executive Officer;

▪	David G. Rice - Chief Financial Officer; and

▪	Jay Goldbaum - Legal Director, Chief Compliance Officer and Corporate Secretary.
The information provided for 2015 reflects compensation earned at TriMas prior to our spin-off from TriMas as an independent, publicly traded company (up to immediately prior to the spin-off) and the Company (immediately following the spin-off through the end of 2015). All 2016 executive compensation decisions for our NEOs were made or overseen by the Compensation Committee.

2016 Summary Compensation Table
The following table sets forth compensation information for 2015 and 2016 for our NEOs:

Name and Principal Position	Year	Salary	Bonus(a)	Stock Awards(b)	Option Awards(c)	Non-Equity Incentive Plan Compensation(d)	All Other Compensation(e)	Total
A. Mark Zeffiro, President and Chief Executive Officer	2016	$600,000	$600,000	$1,190,700	$262,500	$957,000	$128,902	$3,739,102
	2015	$536,335	$—	$1,476,204	$481,771	$599,200	$112,950	$3,206,460
David G. Rice, Chief Financial Officer	2016	$290,000	$200,000	$195,750	$65,250	$258,390	$67,797	$1,077,187
	2015	$264,819	$50,000	$224,371	$41,603	$146,800	$35,292	$762,885
Jay Goldbaum, Legal Director	2016	$220,000	$150,000	$66,000	$22,000	$135,080	$40,887	$633,967
	2015	$178,042	$65,000	$109,086	$15,854	$87,670	$20,717	$476,369
__________________________

(a)
Amounts in this column for 2016 represent discretionary cash bonuses for the NEOs that were approved by the Compensation Committee on December 13, 2016 in recognition of the Company’s successful completion of the acquisition of Westfalia-Automotive Holding GmbH and TeIJs Holding B.V. (the “Westfalia Acquisition”), and the valuable contributions provided by each of the NEOs above and beyond normal time and effort in helping to achieve the Company’s goals, objectives and milestones for 2016. The amount reported for Mr. Rice was previously overreported as $250,000 in the Company’s Current Report on Form 8-K filed on December 16, 2016. See “Bonus Compensation” below for more information about these awards.

(b)
All 2016 awards in this column relate to restricted stock units granted under the 2015 Plan, which awards were calculated in accordance with FASB ASC Topic 718. On March 1, 2016, each NEO received time-based restricted stock unit awards generally intended to vest ratably over a three-year period. In addition, on March 1, 2016, Mr. Zeffiro received an award of time-based restricted stock units generally intended to vest in full on March 1, 2019. On March 1, 2016, each NEO also received an award of performance-based restricted stock units (“PSUs”) that is generally subject to a three-year performance period. For more information regarding the PSU awards, see “2016 Long-Term Incentive Program” below. For PSUs, the values reported represent the probable outcome of the performance conditions. Assuming that the highest level of performance of the applicable performance conditions is achieved, the grant date fair value of the PSUs would be as follows: $525,000 for Mr. Zeffiro, $130,500 for Mr. Rice, and $44,000 for Mr. Goldbaum.

(c)
All 2016 awards in this column relate to stock options granted under the 2015 Plan. On March 1, 2016, each NEO was granted stock options, with a ten-year term and generally scheduled to vest ratably over a three-year period. The table reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for this award. Assumptions used in the calculation of these amounts for 2016 are included in Note 13, “Equity Awards,” included in Item 8, “Financial Statements and Supplementary Data,” within this Annual Report on Form 10-K.

(d)
Short-term incentive plan payments are made in the year subsequent to which they were earned. Short-term incentive amounts earned for 2016 were approved by the Compensation Committee on January 25, 2017. See “2016 Short-Term Incentive Compensation Plan” below for more information about these awards.

(e)
This column includes flexible cash allowances, Company contributions to retirement and 401(k) plans, Company payment of supplemental long-term disability coverage payments and Company payment for executive physicals for the NEOs. Specifically, in 2016: (i) Mr. Zeffiro received a flexible cash allowance of $55,000, while Messrs. Rice and Goldbaum each received a flexible cash allowance of $25,000; (ii) Company contributions during 2016 into the 401(k) plans were $20,309 for Mr. Zeffiro, $20,309 for Mr. Rice, and $10,796 for Mr. Goldbaum; (iii) Company contributions during 2016 for the executive retirement program were $51,075 for Mr. Zeffiro, $18,525 for Mr. Rice, and $4,394 for Mr. Goldbaum; (iv) Company payments for supplemental long-term disability coverage in 2016 were $2,518 for Mr. Zeffiro, $1,958 for Mr. Rice and $698 for Mr. Goldbaum; and (v) Company payments for executive physicals for the NEOs were $0 for Mr. Zeffiro, $2,005 for Mr. Rice and $0 for Mr. Goldbaum.

2016 Named Executive Officer Compensation Program Description
Executive Compensation Program Objectives
The Compensation Committee believes that the Company’s NEO compensation program should be aimed at accomplishing five key objectives:

▪	Help attract and retain high-caliber executive talent needed to develop and execute the Company’s strategy;

▪	Align executives’ interests with overall corporate goals and objectives, core values and shareholder interests;

▪	Motivate and incentivize executives to achieve financial and strategic objectives;

▪	Reinforce consistent attainment of above-market performance; and

▪	Balance short-term performance with long-term value creation.

Executive Compensation Practices
The table below highlights certain key features of our current NEO compensation program. The Company believes that these features demonstrate our commitment to serve our stockholders’ interests and drive NEO performance.

What We Do (Practices We Have Implemented)	What We Don’t Do (Practices We Have Not Implemented)
Review competitive market data sourced from a peer group of companies and compensation databases or tools to understand the market for executive compensation decisions	Do not have employment contracts with any of our NEOs
Maintain policies prohibiting executives from hedging Company stock and limiting executives’ ability to pledge Company stock	Do not maintain compensation programs that we believe create risks reasonably likely to have a material adverse effect on the Company
Maintain strong stock ownership guidelines for executives (five times base salary for CEO; three times base salary for other NEOs)	Do not provide excise tax gross-ups upon a change in control
Use different metrics for annual and long-term incentive compensation	Do not discount, reload or reprice stock options without stockholder approval
Obtain advice for the Compensation Committee from an external, independent compensation consultant	Do not grant equity awards that provide for “single-trigger” vesting upon a change in control
Utilize both time-vesting and performance-based equity compensation as part of the Company’s long-term incentive program	Do not provide dividends or dividend equivalents on unearned performance-based equity awards
Offer limited perquisites or personal benefits that we believe provide a benefit to the Company’s business
Provide reasonable post-employment and change in control protections
Maintain a “clawback” policy and include clawback provisions in long-term incentive awards
Overview of Key 2016 Program Elements
The main elements of the Company’s 2016 compensation structure for our NEOs and a description of each element are provided below:

Element	Nature	Description
Base Salary	Fixed	Fixed compensation component payable in cash; reviewed annually and subject to adjustment
Short-Term Incentive (“STI”) Compensation Plan Awards	Variable	STI paid in cash based on performance against annually established goals
Long-Term Incentive (“LTI”) Plan Awards	Variable	LTI equity-based awards include restricted stock units, performance-based restricted stock units and stock options covering Company common stock
Retirement and Welfare Benefits	Fixed	Retirement plans, health care and insurance benefits
Perquisites and Personal Benefits	Fixed	Flexible cash allowance, supplemental long-term disability coverage and executive physicals
Role of Independent Consultant
The Compensation Committee has retained the services of an external independent executive compensation consultant, Meridian Compensation Partners, LLC (“Meridian”), to work for the Compensation Committee in its review of executive and non-employee director compensation practices, including the competitiveness of pay levels, executive compensation design matters, market trends, and technical considerations.
At no time has the Compensation Committee directed Meridian to perform its services in any particular manner, or to use any particular methodology.

The Compensation Committee has the final authority to hire and terminate the consultant, and the Compensation Committee will evaluate the consultant annually. Pursuant to SEC rules, the Compensation Committee has assessed the independence of Meridian and in 2016 the Compensation Committee concluded that no conflict of interest exists that would prevent Meridian from independently representing the Compensation Committee. Meridian does not provide any consulting advice to the Company, or any of its subsidiaries, outside the scope of executive compensation and will not do so without the prior consent of the Compensation Committee chair. Meridian meets with the Compensation Committee chair and the Compensation Committee outside the presence of management.
Market Compensation Data Analysis
Meridian provides the Company with external pay comparison data. The Compensation Committee recognizes that over-reliance on external comparisons can be of concern, and the Compensation Committee is mindful of the value and limitations of comparative data. Therefore, although the Compensation Committee uses comparative data from Meridian as one input in making its NEO compensation decisions, such data is not the primary factor in the decision-making process.
In determining 2016 compensation levels for the Company’s NEOs, the Compensation Committee asked Meridian to conduct a competitive market assessment in January 2016. This study compared the Company’s NEO compensation to a combination of publicly-traded peer group companies and survey data using Equilar’s TrueView tool and Mercer’s Executive Compensation Database. However, at no time were the specific entities included in either the TrueView tool or the Executive Compensation Database material to the utilization of such resources.
For Messrs. Zeffiro and Rice, only peer group compensation was used in evaluating the competitiveness of their compensation and making decisions relative to market. For Mr. Goldbaum, a combination of the Equilar and Mercer information was used to help determine his compensation. In the case of all three NEOs, however, the Compensation Committee used these market assessments as only one input into its compensation decisions; the Compensation Committee also considered other factors including, but not limited to, each NEOs’ time in his particular role, experience, education and past performance and, to a much lesser extent, internal compensation equity considerations.
For these purposes, the Compensation Committee worked with Meridian to identify an appropriate compensation peer group for 2016. For this purpose, Meridian prepared a list of potential peer companies that were publicly traded and relatively comparable in size to the Company based on trailing 12-month sales, assets, trailing 12-month earnings before interest, taxes, depreciation and amortization, net income and market capitalization (the Company ranked in the 37th percentile, 20th percentile, 26th percentile, 30th percentile and 19th percentile, respectively, for these considerations), with an emphasis on companies in the following industries: (1) automotive parts and equipment; (2) construction machinery and heavy trucks; and (3) electrical components and equipment.
The Compensation Committee used the peer group for Messrs. Zeffiro and Rice for the following purposes with respect to its 2016 NEO compensation decisions:

▪	Total target compensation was guided by the peer group composite;

▪	Annual and long-term incentive plan design was evaluated (for example, performance metrics and weightings and usage of equity-based awards); and

▪	Equity dilution and run rate levels were evaluated.
Ultimately, the Compensation Committee approved the following peer group of 19 companies for fiscal year 2016:

AMETEK, INC.	GENTHERM INCORPORATED	STRATTEC SECURITY CORPORATION
DORMAN PRODUCTS, INC.	MANITEX INTERNATIONAL, INC.	SUPERIOR INDUSTRIES INTERNATIONAL, INC.
DOUGLAS DYNAMICS, INC.	MOTORCAR PARTS OF AMERICA, INC.	SUPREME INDUSTRIES, INC.
DREW INDUSTRIES INCORPORATED	SHILOH INDUSTRIES, INC.	WABASH NATIONAL CORPORATION
FEDERAL SIGNAL CORPORATION	SPARTAN MOTORS, INC.	WABCO HOLDINGS INC.
FOX FACTORY HOLDING CORP.	STANDARD MOTOR PRODUCTS, INC.
GENTEX CORPORATION	STONERIDGE, INC.
As the Company’s budgeted revenue for 2016 positioned the Company on the lower end of our peer group based on size, Meridian used a regression analysis to report on the peer group pay data based on our budgeted revenue for the year. Based on Meridian’s recommendation, the Compensation Committee determined to review our selected peers and the use of this approach for future competitive market assessments. The Company generally intends to review and evaluate the peer group annually based on trailing 12-month performance.

Key 2016 Named Executive Officer Compensation Components and Decisions
A description of the material elements of the 2016 executive compensation program for our NEOs is provided in the following paragraphs.
2016 Base Salary
Base salaries for our NEOs are generally established based on the scope of their responsibilities, prior relevant experience and skills, and competitive market pay levels. For 2016, the Compensation Committee considered whether to grant merit increases and/or merit-based adjustments to the Company’s NEOs. In doing so, it considered several factors consisting of individual responsibilities, Company and individual performance, experience and alignment with market levels. The table below reflects the base salary adjustment that was implemented for 2016.

Name	July 1, 2015 Base Salary Rate	January 1, 2016 Base Salary Rate	Percent Increase
A. Mark Zeffiro	$600,000	$600,000	—%
David G. Rice	$290,000	$290,000	—%
Jay Goldbaum	$200,000	$220,000	10.0%
With respect to 2016, Mr. Goldbaum received a base salary increase from $200,000 to $220,000 to better align with competitive market practice. The base salaries of Messrs. Zeffiro and Rice were not changed for 2016.
2016 Short-Term Incentive Compensation Plan
The goal of STI compensation is to support our overall business objectives by aligning performance with the interests of stockholders and focusing attention on the key measures of success. STI compensation is designed to accomplish this goal by providing the opportunity for additional cash rewards when pre-established performance goals are achieved. STI awards are provided under our 2015 Plan. The 2016 STI compensation for our NEOs is described below.
Target Awards
2016 STI target award opportunities were provided to our NEOs at the beginning of 2016. Each of our NEOs received a 2016 STI target award opportunity that was expressed as a percentage of base salary.
The NEOs’ 2016 STI target award opportunities were established by the Compensation Committee and based on (1) financial performance metrics and targets for 2016 at the Company-wide level (the “Financial Performance Measures”) and (2) individual 2016 strategic initiatives for each NEO (the “Strategic Objectives”). Depending on the performance results achieved, the NEOs’ actual awards generally could vary as a percent of target from 0% to a maximum of 200%.
2016 STI target awards are shown in the following chart:

Name	2016 Target STI Award Amount	Target Award as a % of January 1, 2016 Base Salary
A. Mark Zeffiro	$600,000	100.0%
David G. Rice	$174,000	60.0%
Jay Goldbaum	$88,000	40.0%
Financial Performance Measures
The Financial Performance Measures (which comprise 80% of the 2016 STI target award opportunities) consisted of the following metrics:

▪
Recurring Operating Profit Margin - 50%. This metric provides for rewards based on the Company’s performance in consolidated recurring operating profit margin. For purposes of this computation, recurring operating profit margin means earnings before interest, taxes and other income/expense, excluding certain non-recurring charges (cash and non-cash) associated with business restructuring, cost savings projects and asset impairments (recurring operating profit), as a percentage of sales.

▪
Recurring Cash Flow - 30%. This metric provides for rewards based on the Company’s recurring cash flow, which is the sum of the Company’s recurring operating profit (defined above), adjusted (1) up or down for other income/expense, (2) up or down for changes in working capital, (3) upward for depreciation and amortization, and (4) downward for capital expenditures, cash interest and cash taxes.

The specific Financial Performance Measures used for the 2016 STI awards and actual achievements were as follows:

		Target Performance
Financial Performance Measure	Weighting	Threshold (40% Payout)	Target (100% Payout)	Maximum (200% Payout)	Actual Performance	Percentage of Incentive Earned
Recurring Operating Profit Margin	50.0%	5.97%	7.46%	8.95%	7.85%	63.5%
Recurring Cash Flow (in millions)	30.0%	$27.83	$34.79	$41.75	$41.75	60.0%
Total	80.0%					123.5%
Strategic Objectives
The Strategic Objectives component of the 2016 STI awards (which comprises 20% of the 2016 STI target award opportunities) provides for awards based on each NEO’s individual performance, and ultimately a qualitative assessment of the actual results attained, with respect to key strategic initiatives that are designed to (1) increase sales, operating profit and cash flow, (2) establish and maintain the Company’s position as an employer of choice, and (3) promote and implement product innovation activities on a global basis.
Under the Strategic Objectives component of the 2016 STI program, each NEO received individual goals for the 2016 performance period. Following the end of the performance period, each NEO’s performance was generally evaluated based on (1) the NEO’s “behaviors” (in other words, the actions that the NEO took to further the individual goals) and (2) a qualitative assessment of the results attained.
Each individual goal under the Strategic Objectives component of the 2016 STI program was directly related to the Company’s business objectives and corresponded to the NEO’s position and responsibilities. The key individual goals for each NEO were as follows:
Mr. Zeffiro

▪	Engage and align organization;

▪	Profitably grow business in strategic platforms;

▪	Strengthen capital structure; and

▪	Improve operating margins.
As a result of its assessment of Mr. Zeffiro’s performance, the Compensation Committee approved a 180% level of achievement under the Strategic Objectives component of the 2016 STI program.
Mr. Rice

▪	Improve capital structure;

▪	Develop/improve financial reporting reliability;

▪	Tax and treasury improvements; and

▪	Enhance control environment.
As a result of his assessment of Mr. Rice’s performance, Mr. Zeffiro recommended that the Compensation Committee approve a 125% level of achievement under the Strategic Objectives component of the 2016 STI program. The Compensation Committee approved this recommended achievement level.

Mr. Goldbaum

▪	Mobilize compliance roadmap;

▪	Full SEC compliance;

▪	Support all aspects of integration and expansion efforts; and

▪	Support and protect intellectual property portfolio.
As a result of his assessment of Mr. Goldbaum’s performance, Mr. Zeffiro recommended that the Compensation Committee approve a 150% level of achievement under the Strategic Objectives component of the 2016 STI program. The Compensation Committee approved this recommended achievement level.
In light of each NEO’s achievement with respect to his key individual goals, as subjectively determined by the Compensation Committee, the Compensation Committee approved payouts at the following levels for the Strategic Objectives portion of the 2016 STI awards:

Name	Weighting of Strategic Objectives Component	Percentage of Strategic Objectives Component Earned	Percentage of Incentive Earned
A. Mark Zeffiro	20%	180%	36%
David G. Rice	20%	125%	25%
Jay Goldbaum	20%	150%	30%
Award Determination
In January 2017, the Compensation Committee determined the degree to which the STI goals for the 2016 performance period were achieved, which actual results are highlighted in the tables above for Financial Performance Measures and Strategic Objectives. As a result, our NEOs earned the following STI awards for the 2016 performance period:

Name	Target STI Award as a % of January 1, 2016 Base Salary	Target STI Award Amount	Actual STI Award Earned	STI Award Amount Earned
A. Mark Zeffiro	100.0%	$600,000	159.5%	$957,000
David G. Rice	60.0%	$174,000	148.5%	$258,390
Jay Goldbaum	40.0%	$88,000	153.5%	$135,080
2016 Long-Term Incentive Program
The 2015 Plan allows for equity compensation to our directors and employees. We believe equity compensation provides additional motivation for directors and employees to create stockholder value because the value such individuals realize from their equity compensation is based on our stock price performance. Equity compensation also aligns the compensation interests of our directors and employees with the investment interests of our stockholders and promotes a focus on long-term value creation, because our equity compensation awards are subject to vesting and/or performance criteria.
In early 2016, the Compensation Committee granted LTI awards to our NEOs in order to promote the achievement of the Company’s strategic goals (the “2016 LTI Awards”). The 2016 LTI Awards consist of service-based restricted stock units, target grants of PSUs and stock options, and are summarized in the following chart:

Name	Service-Based RSUs Granted March 1, 2016	Stock Options Granted March 1, 2016	PSUs Granted March 1, 2016	Total 2016 LTI Award Amount	Total 2016 LTI Award Amount as Percent of Salary
A. Mark Zeffiro	$928,200	$262,500	$262,500	$1,453,200	242.2%
David G. Rice	$130,500	$65,250	$65,250	$261,000	90.0%
Jay Goldbaum	$44,000	$22,000	$22,000	$88,000	40.0%

The service-based restricted stock unit awards listed in the above chart were granted on March 1, 2016. The number of restricted stock units subject to each such award was determined based on (1) the amount of the dollar value of the restricted stock unit awards divided by (2) the closing price of the Company’s common stock on the date of grant. Such restricted stock unit awards are generally scheduled to vest ratably on March 1, 2017, March 1, 2018, and March 1, 2019, respectively.
On March 1, 2016, each NEO was also granted PSUs, the numbers of which were determined based on the applicable dollar amount and the applicable market data input and methodology approved by the Compensation Committee, as further described below. For the 2016-2018 cycle (began on January 1, 2016 and ends on December 31, 2018), the PSU award is earned based on the achievement of a specified relative total shareholder return (“RTSR”) percentile rank during the applicable performance period. The Compensation Committee approved RTSR as the performance measure and the use of a custom subset of the S&P 500 Industrials Index as the peer group for the performance measurement comparison, as outlined in the table below. If, upon the conclusion of the performance period, RTSR falls between performance levels, straight-line mathematical interpolation will be used to determine the amount of the target PSUs (rounded up to the nearest whole number of PSUs) earned.

Percentile in 3-Year RTSR Performance vs. Peer Group	Target PSUs Earned
80th percentile or above	200%
70th percentile	150%
50th percentile	100%
35th percentile	50%
Below 25th percentile	0%
Based on the degree to which the performance goals are met, any PSUs earned for the 2016-2018 cycle were designed to vest in 2019. A full list of the companies comprising the RTSR peer group is included below under “RTSR Peer Group Constituent Companies.” These companies were chosen, with the advice of Meridian, because they operate in a similar industry as the Company, are likely to have a strong share price correlation with the Company, and are impacted by external and market-driven factors in a similar way as the Company.
On March 1, 2016, each NEO was also granted stock options with a ten-year term and scheduled to vest ratably on March 1, 2017, March 1, 2018, and March 1, 2019, respectively. The number of stock options granted was determined based on (1) the amount of the dollar value of the option awards divided by (2) the product of (a) the closing price of the Company’s common stock on the date of grant, multiplied by (b) the Black-Scholes Valuation factor of 39%. The stock options have a strike price of $10.08 per share.
Also on March 1, 2016, Mr. Zeffiro was granted an additional award of 40,000 service-based restricted stock units in recognition of his leadership efforts during the Company’s first six months as an independent, publicly-traded company. These restricted stock units are generally scheduled to vest in full on March 1, 2019.
Bonus Compensation
On October 4, 2016, the Company completed the Westfalia Acquisition. On December 13, 2016, the Compensation Committee approved discretionary cash bonuses for the NEOs in the following amounts: Mr. Zeffiro, $600,000; Mr. Rice, $200,000; and Mr. Goldbaum, $150,000. These bonuses were provided in recognition of the successful completion of the acquisition and the valuable contributions provided by each of the NEOs above and beyond normal time and effort in helping to achieve the Company’s goals, objectives and milestones for 2016.
Perquisites and All Other Compensation Amounts
Amounts set forth in the “All Other Compensation” column of the 2016 Summary Compensation Table for the NEOs include Company contributions to the 401(k) plan in the amount of $20,309 for Mr. Zeffiro, $20,309 for Mr. Rice, and $10,796 for Mr. Goldbaum, and contributions to the executive retirement program in the amount of $51,075 for Mr. Zeffiro, $18,525 for Mr. Rice, and $4,394 for Mr. Goldbaum, in each case as described below.
Each NEO is a participant in the Company’s Flexible Cash Allowance Policy, pursuant to which Mr. Zeffiro is entitled to a $55,000 annual allowance paid quarterly in cash, and Messrs. Rice and Goldbaum are each entitled to a $25,000 annual allowance paid quarterly in cash. The Company’s Flexible Cash Allowance Policy is in lieu of other Company provided perquisites, including supplemental universal life insurance, automobile allowance, private club membership, and tax reimbursements.
In 2016, in order to mitigate risk for the Company and its officers and help ensure that its executive benefits remain competitive in the marketplace, the Company adopted a supplemental long-term disability insurance program for certain officers, including the NEOs. This supplemental insurance program, the premiums for which are paid by the Company, provides additional protection for the NEOs above the Company's broad-based disability insurance plan. In addition, the Company continues to make an executive physical program available to its NEOs, which program allows participating officers to receive up to $3,500 annually in preventive health services.
No Employment Agreements
During 2016, the Company was not a party to any employment contracts with our NEOs.
Stock Ownership Guidelines
Certain senior executives of the Company, including the NEOs, are subject to stock ownership guidelines. Under the guidelines, each NEO is required to hold a number of shares of the Company’s common stock having a market value equal to or greater than a specified multiple of such NEO’s base salary, as set forth below:

Named Executive Officer	Multiple
Mr. Zeffiro	5x
Mr. Rice	3x
Mr. Goldbaum	3x
Shares owned (or beneficially owned) by the NEO, including shares acquired upon the exercise of stock options or acquired through any Company equity incentive plans, time-vesting restricted stock or restricted stock units, whether vested or not, and vested, in the money stock options are counted towards satisfaction of the guidelines. Unvested or “underwater” stock options, unvested performance-based restricted stock or other similar awards will not be counted towards satisfaction of the guidelines.
The NEOs have until July 1, 2020 to meet these ownership guidelines. New executives to whom the stock ownership guidelines are applicable will have five years from the time they are named to a qualifying position to meet the stock ownership guidelines. Once an executive attains the required ownership level, the executive will not be considered noncompliant solely due to subsequent stock price declines. Prior to meeting the stock ownership guidelines, an executive must hold at least 50% of the shares acquired by the executive on (1) vesting of restricted stock, (2) exercise of a stock option, (3) exercise of a stock appreciation right, (4) payout of restricted stock units in shares, and (5) payout (in shares) of any other equity award.  However, such holding requirement will be reduced by (1) any shares retained by the Company to satisfy any portion of tax withholding requirements attributable to such vesting, payout, or exercise events, (2) any shares of common stock tendered by the executive to pay any portion of the exercise price of a stock option,  and (3) if any portion of the taxes due in connection with such events or the exercise price of options is satisfied by the executive remitting cash to the Company or applicable taxing authority or by the Company withholding amounts from the executive's compensation or payments otherwise due, the number of shares of common stock having a fair market value equal to the amount so remitted or withheld based on the closing price of the common stock on the vesting or exercise date, as applicable.
If an executive does not meet the applicable guidelines, the Compensation Committee will take that fact into account when determining the award of future equity awards to such executive, and may required all stock attained through Company grants of equity be retained until the guidelines are satisfied, or take any other action the Compensation Committee deems appropriate.
Restrictions on Hedging and Pledging of Our Securities
The Company’s anti-hedging policy prohibits our directors, and certain executives, including the NEOs, from engaging in any transaction that is designed to hedge or offset any decrease in the market value of the Company’s common stock, including puts or calls, prepaid variable forward contracts, equity swaps, collars, and exchange funds. The policy also prohibits our directors and executives from holding Company securities in margin accounts. Under the policy, directors and covered executives may pledge shares of Company common stock on a limited basis, provided that, among other things, (a) any pledge is approved in writing in advance by our Chief Executive Officer and Legal Director (or by the Governance Committee in the case of a pledge by our Chief Executive Officer or Legal Director), (b) any pledged shares will cease to be counted as owned for purposes of our stock ownership guidelines and (c) the sum of (i) the aggregate number of shares of Company common stock pledged by all directors and executives at the time of the requested pledge and (ii) the number of shares requested to be pledged is equal to or less than two times the average daily trading volume in Company common stock for the preceding 30 trading days.
Compensation Recovery
The Company maintains a clawback policy that allows the Board to require reimbursement of any STI or LTI award from certain officers, including the NEOs (or others as determined by the Board) where:  (1) the payment was predicated upon achieving certain financial results that were subsequently the subject of a substantial restatement of Company financial statements filed with the Securities and Exchange Commission or negatively adjusted in a manner that impacts a performance measure upon which the STI or LTI award was based; (2) the Board determines the covered person engaged in intentional misconduct that caused or substantially caused the need for the substantial restatement or negative adjustment; and (3) a lower payment or award would have been made to the covered person as determined by the Board based upon the restated or negatively adjusted financial results. In each such instance, the Company may, to the extent practicable, seek to recover from the individual executive the amount by which the individual executive's STI or LTI payout for the relevant period exceeded the lower payout that would have been made based on the restated or negatively adjusted financial results.

Outstanding Equity Awards at 2016 Fiscal Year-End
The following table provides information about the outstanding share-based equity awards for each of our NEOs as of December 31, 2016:

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(b)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (b)
A. Mark Zeffiro	3/5/2014(a)(c)	—	—	—	—	7,876	$189,024	—	—
	3/5/2014(a)(d)	—	—	—	—	3,544	$85,056	—	—
	3/1/2015(a)(e)	—	—	—	—	17,741	$425,784	—	—
	8/15/2015(f)	28,167	56,332	$11.02	8/15/2025	—	—	—	—
	8/15/2015(g)	—	—	—	—	11,813	$283,512	—	—
	8/15/2015(h)	—	—	—	—	84,473	$2,027,352	—	—
	10/7/2015(i)		30,314	$9.20	10/7/2025	—	—	—	—
	3/1/2016(j)		66,794	$10.08	3/1/2026	—	—	—	—
	3/1/2016(k)	—	—	—	—	52,083	$1,249,992	—	—
	3/1/2016(l)	—	—	—	—	—	—	52,084	$1,250,016
	3/1/2016(m)	—	—	—	—	40,000	$960,000	—	—
David G. Rice	3/5/2014(a)(c)	—	—	—	—	662	$15,888	—	—
	3/5/2014(a)(d)	—	—	—	—	299	$7,176	—	—
	3/1/2015(a)(e)	—	—	—	—	1,545	$37,080	—	—
	8/15/2015(f)	2,449	4,896	$11.02	8/15/2025	—	—	—	—
	8/15/2015(g)	—	—	—	—	996	$23,904	—	—
	8/15/2015(h)	—	—	—	—	16,090	$386,160	—	—
	10/7/2015(i)		2,559	$9.20	10/7/2025	—	—	—	—
	3/1/2016(j)		16,603	$10.08	3/1/2026	—	—	—	—
	3/1/2016(k)	—	—	—	—	12,946	$310,704	—	—
	3/1/2016(l)	—	—	—	—	—	—	12,946	$310,704
Jay Goldbaum	3/5/2014(a)(c)	—	—	—	—	283	$6,792	—	—
	3/5/2014(a)(d)	—	—	—	—	129	$3,096	—	—
	3/1/2015(a)(e)					672	$16,128	—	—
	8/15/2015(f)	1,065	2,129	$11.02	8/15/2025	—	—	—	—
	8/15/2015(g)	—	—	—	—	427	$10,248	—	—
	8/15/2015(h)	—	—	—	—	8,045	$193,080	—	—
	10/7/2015(i)		491	$9.20	10/7/2025	—	—	—	—
	3/1/2016(j)		5,598	$10.08	3/1/2026	—	—	—	—
	3/1/2016(k)	—	—	—	—	4,365	$104,760	—	—
	3/1/2016(l)	—	—	—	—	—	—	4,366	$104,784

__________________________

(a)
Awards with a grant date prior to August 15, 2015 were granted by TriMas prior to the spin-off. In connection with the spin-off from TriMas in June 2015, such awards were converted into equity awards covering the Company’s common stock.

(b)
The market value is based on the Company’s stock price as of December 30, 2016 ($24.00) multiplied by the number of shares or units granted (for PSUs, at the maximum level based on actual performance through December 31, 2016).

(c)	Restricted share awards generally vest ratably on the first three anniversaries of the grant date.

(d)	Restricted stock unit awards generally cliff vest on March 5, 2017.

(e)	Restricted stock unit awards generally vest ratably on the first three anniversaries of the grant date.

(f)	Stock option awards generally vest ratably on August 15, 2016, March 1, 2017, and March 1, 2018, respectively.

(g)	Restricted stock units generally vest in full on March 5, 2017.

(h)	Restricted stock units generally vest in full on July 1, 2018.

(i)	Stock options generally vest in full on March 5, 2017.

(j)	Stock options generally vest ratably on the first three anniversaries of the grant date.

(k)	Restricted stock units generally vest ratably on the first three anniversaries of the grant date.

(l)
PSU awards are designed to be earned based on the achievement of specific performance measures over a performance period that begins on January 1, 2016 and ends on December 31, 2018. For more information regarding these PSU awards, see “2016 Long-Term Incentive Program” above.

(m)	Restricted stock units generally vest in full on July 1, 2018.
Benefits and Retirement Programs
Each NEO is eligible to participate in benefit plans available to substantially all the Company’s U.S. employees. These benefit plans include the Company’s retirement program (comprised of a 401(k) savings component and a quarterly contribution component) (the “Retirement Program”), and the Company’s medical, dental, vision, group life and accidental death and dismemberment insurance programs (the “Health Benefits Program”). The Retirement Program and the Health Benefits Program are designed to reward continued employment with the Company and assist participants with financial preparation for retirement.
Under the Retirement Program, the Company makes matching contributions for each active participant in the 401(k) savings component equal to 25% of the participant’s permitted contributions, up to a maximum of 5% of the participant’s eligible compensation. In addition, for most employees, the Company may contribute an additional 25% of matching contributions based on the Company’s annual financial performance.
Under the terms of the Retirement Program, the Company contributes to each eligible employee’s plan account an amount determined as a percentage of such employee’s eligible compensation. Each employee is eligible following one year of employment with the Company, with employment at TriMas immediately prior to the spin-off counting towards this eligibility requirement. The percentage is based on the employee’s age and for salaried employees ranges from 1.0% for employees under the age of 30 to 4.5% for employees age 50 and over. Messrs. Zeffiro and Rice are eligible for a quarterly contribution amount equal to 4.5% of their respective eligible compensation (Mr. Zeffiro was increased to 4.5% effective March 29, 2016), and Mr. Goldbaum is eligible for a quarterly contribution amount equal to 2.0% of his base pay (increased to 2.0% effective August 8, 2016).
Executive Retirement Program
Each NEO is eligible for the Company’s executive retirement program, which provides retirement benefits in addition to those provided under the Retirement Program. The Company offers these additional programs to enhance total executive pay so that it remains competitive in the market. Effective July 1, 2015, the Company began funding a rabbi trust for its obligations under these programs. Trust assets are subject to the claims of the Company’s creditors in the event of bankruptcy.
Under the Company’s Supplemental Executive Retirement Plan (“SERP”), the Company made a contribution to each NEO’s account at the end of each quarter with the amount determined as a fixed percentage of their eligible compensation. The contribution percentages were based on each NEO’s age on the date of the contribution. In accordance with the terms of the SERP, the Company’s contributions vest 100% after five years of eligible employment with the Company. The Company’s contributions immediately vest upon attainment of retirement age or death.
The Company’s Compensation Limit Restoration Plan (“CLRP”) provides each NEO benefits in the form of Company contributions which would have been payable under the quarterly contribution component of the Retirement Program, but for tax code limits on the amount of pay that can be considered in a qualified plan. There are no employee contributions permitted under the CLRP. The Company’s contributions under the CLRP vary as a percent of eligible compensation based on the age of each of our NEOs.

The executive retirement program also includes an elective deferral compensation feature to supplement the existing executive retirement program. Subject to the terms of the Company’s executive retirement program, each NEO may elect to defer up to 25% of base pay and up to 100% of annual cash incentive awards. Contributions to the Company’s executive retirement program are invested at the direction of each NEO based on the investment options in the Company’s retirement program. Each NEO’s investment directive may be amended at any time.
Other Post-Employment Compensation
The Company maintains an Executive Severance/Change of Control Policy (“Severance Policy”). The Severance Policy covers each of our NEOs, with the Compensation Committee designating Mr. Zeffiro as a Tier I participant, and Messrs. Rice and Goldbaum as Tier II participants. The Severance Policy provides that the Company will make severance payments to a participant upon the termination of such participant’s employment under certain circumstances. The Severance Policy includes an excise tax “cap” provision, which will operate to reduce the total amount of payments due under the Severance Policy so as to avoid the imposition of excise taxes and the resulting loss of tax deductions to the Company under Section 280G of the Internal Revenue Code.
If the Company terminates the employment of an NEO for any reason other than cause, disability or death, or if any NEO terminates his employment with the Company for good reason, (in each case, a “qualifying termination”), the Company will provide such NEO, with: (1) one year’s (two years’ for Mr. Zeffiro) annual base salary; (2) the value of STI payments equal to one year’s (two years’ for Mr. Zeffiro) payout at his target level in effect at the date of termination (generally paid in equal installments over one or two years, as applicable); (3) the value of any STI payment that has been declared for the NEO but not paid; (4) the NEO’s pro-rated STI for the year of termination through the date of termination based on his target level and actual full-year performance; (5) immediate vesting upon the termination date of a pro-rata portion of equity awards granted under the 2015 Plan and equity awards originally granted under TriMas’ equity compensation plans and now subject to the 2015 Plan through the termination date (for performance-based equity awards, based on actual performance); (6) executive level outplacement services for up to 12 months; and (7) continued medical benefits for up to 12 months (24 months for Mr. Zeffiro) following the termination date.
In the case of an NEO’s voluntary termination or termination for cause, the Company will pay the NEO’s accrued base salary through termination plus earned but unused vacation compensation (and, in the case of voluntary termination, the value of any STI payment that has been declared but not paid). All other benefits will cease as of the termination date. If the employment of one of our NEOs is terminated due to death, the Company will pay the NEO’s accrued but unpaid base salary and the value of the NEO’s accrued but unpaid STI compensation as of the date of death, and such NEO will fully vest in his outstanding equity awards, including performance-based equity awards at the target performance level. Other than continued participation in the Company’s medical benefit plan for such NEO’s dependents for up to 36 months, all other benefits will cease as of the date of such NEO’s death. If one of our NEOs is terminated following disability, the Company will pay the NEO’s earned but unpaid base salary and the value of STI payments, and such NEO will fully vest in all his outstanding time-based equity awards and performance-based equity awards at the end of the performance period based on actual performance. In addition, such NEO will be eligible for disability benefits under the Company's disability programs, including the supplemental executive long-term disability insurance program. All other benefits will cease as of the date of such termination in accordance with the terms of such benefit plans.
In the case of a qualifying termination of an NEO’s employment with the Company within two years of a change-of-control (as defined below), then, in place of any other severance payments or benefits, the Company will provide such NEO with: (1) a payment equal to 24 months (36 months for Mr. Zeffiro) of his base salary rate in effect at the date of termination; (2) the value of two years’ (three years’ for Mr. Zeffiro) STI payouts at his target level in effect at the date of termination; (3) the value of any STI payment that has been declared for the NEO but not paid; (4) the NEO’s pro-rated STI payout for the year of termination through the date of termination based on his target level and actual full-year performance; (5) immediate vesting upon the termination date of all unvested and outstanding time-based vesting equity awards; (6) immediate vesting upon the termination date of all unvested and outstanding performance-based equity awards based on target performance; (7) executive level outplacement services for up to 12 months; and (8) continued medical benefits for up to 24 months (36 months for Mr. Zeffiro) following the termination date. Certain of such payments would be made in installments in certain circumstances if necessary to comply with Code Section 409A.

For purposes of the Severance Policy, “change-of-control” is generally deemed to have occurred upon the first of the following events:

▪
Any individual, entity or group acquires beneficial ownership of 35% or more of the voting power of the Company’s outstanding common stock, subject to certain exceptions, as further described in the Severance Policy;

▪
A majority of members of the Board are replaced by directors whose appointment or election is not approved by a majority of the Company’s directors, subject to certain exceptions, as described in the Severance Policy;

▪
The Company consummates a reorganization, merger or certain other substantial corporate transactions resulting in a substantial change in the Company’s ownership or leadership, subject to certain exceptions, as described in the Severance Policy; or

▪	Approval by the Company’s stockholders of a complete liquidation or dissolution of the Company, subject to certain exceptions, as described in the Severance Policy.
In addition, the Severance Policy requires that, in return for these benefits, each NEO has to refrain from competing against the Company for a period following termination that corresponds to the duration of any severance payments such NEO would be entitled to receive or 24 months (if no severance payments are payable).
The Severance Policy may be modified by the Compensation Committee at any time, provided that prior written consent is required of any NEO who is adversely impacted by the modification. Further, the Compensation Committee may amend or terminate the Severance Policy at any time upon 12 months’ written notice to any adversely affected NEO.

RTSR Peer Group Constituent Companies
The full list of companies comprising the RTSR peer group described above under "2016 Long-Term Incentive Program" is provided below:

ACCURIDE CORP	INTEGRATED ELECTRICAL SVCS
ALLIED MOTION TECHNOLOGIES	INTERNATIONAL WIRE GRP HLDGS
AMERESCO INC	INTERSECTIONS INC
API TECHNOLOGIES CORP	JASON INDUSTRIES INC
ARC DOCUMENT SOLUTIONS INC	KADANT INC
ARGAN INC	KEYW HOLDING CORP
BARRETT BUSINESS SVCS INC	KIMBALL INTERNATIONAL - CL B
BLOUNT INTL INC	KRATOS DEFENSE & SECURITY
BMC STOCK HOLDINGS INC	LAWSON PRODUCTS
CAI INTERNATIONAL INC	LAYNE CHRISTENSEN CO
CASELLA WASTE SYS INC - CL A	LMI AEROSPACE INC
CDI CORP	LSI INDUSTRIES INC
CECO ENVIRONMENTAL CORP	MANITEX INTERNATIONAL INC
CELADON GROUP INC	MILLER INDUSTRIES INC/TN
CENVEO INC	MYR GROUP INC
CIVEO CORP	NEFF CORP
COLUMBUS MCKINNON CORP	NN INC
COMMERCIAL VEHICLE GROUP INC	NORTHWEST PIPE CO
CONRAD INDUSTRIES INC	ORION MARINE GROUP INC
COVENANT TRANSPORTATION GROUP	P.A.M. TRANSPORTATION SVCS
CRA INTERNATIONAL INC	PANGAEA LOGISTICS SOLUTIONS
CYPRESS ENERGY PARTNERS LP	PARK OHIO HOLDINGS CORP
DOUGLAS DYNAMICS INC.	POWELL INDUSTRIES INC
DUCOMMUN INC	POWER SOLUTIONS INTL INC
DXP ENTERPRISES INC	POWERSECURE INTL INC
ENNIS INC	PREFORMED LINE PRODUCTS CO
ENPHASE ENERGY INC	RADIANT LOGISTICS INC
FOSTER (LB) CO	REPUBLIC AIRWAYS HLDGS INC
FRANKLIN COVEY CO	SL INDUSTRIES INC
FREIGHTCAR AMERICA INC	SPARTON CORP
FURMANITE CORP	STARRETT (L.S.) CO - CL A
GENERAL FINANCE CORP/DE	STERLING CONSTRUCTION CO INC
GLOBAL BRASS & COPPER HLDGS	SUPREME INDUSTRIES INC
GREAT LAKES DREDGE & DOCK CP	TITAN INTERNATIONAL INC
GP STRATEGIES CORP	TITAN MACHINERY INC
HARDINGE INC	TRC COS INC
HC2 HOLDINGS INC	TWIN DISC INC
HERITAGE-CRYSTAL CLEAN INC	UNIVERSAL TRUCKLOAD SERVICES
HILL INTERNATIONAL INC	USA TRUCK INC
HOUSTON WIRE & CABLE CO	VECTRUS INC
HUDSON GLOBAL INC	VICOR CORP
HURCO COMPANIES INC	VOLT INFO SCIENCES INC
HUTTIG BUILDING PRODUCTS INC	VSE CORP
INNERWORKINGS INC	XERIUM TECHNOLOGIES INC
INSTEEL INDUSTRIES

Compensation Committee Interlocks and Insider Participation
During 2016, the following individuals served on the Compensation Committee: Ms. Ilitch and Messrs. Dauch, DeVore, Kunselman and Siebert. None of these individuals is or has ever been an officer or employee of the Company or any of our subsidiaries. None of our executive officers currently serves or has served as a member of the board of directors, compensation committee or other board committee performing equivalent functions of another entity that has one or more executive officers serving as one of our directors on our Compensation Committee.

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
Item 14.    Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference herein to the Proxy Statement section entitled "Fees Paid to Independent Auditor."

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) Listing of Documents
(1)   Financial Statements
The Company's consolidated financial statements included in Item 8 hereof, as required at December 31, 2016 and December 31, 2015, and for the periods ended December 31, 2016, December 31, 2015 and December 31, 2014, consist of the following:
Consolidated Balance Sheets
Consolidated Statements of Income (Loss)
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders' Equity
Notes to Consolidated Financial Statements
(2)   Financial Statement Schedules
Financial Statement Schedule of the Company appended hereto, as required for the periods ended December 31, 2016, December 31, 2015 and December 31, 2014, consists of the following:
Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable, not required, or the information is otherwise included in the financial statements or the notes thereto.
(3)   Exhibits
See the Exhibits Index at the end of this Annual Report on Form 10-K, which is incorporated by reference.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON GLOBAL CORPORATION (Registrant)

		BY:	/s/ A. MARK ZEFFIRO
DATE:	March 10, 2017		Name: A. Mark Zeffiro Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ A. MARK ZEFFIRO	President and Chief Executive Officer and Co-Chair of the Board of Directors	March 10, 2017
A. Mark Zeffiro	(Principal Executive Officer)

/s/ DAVID G. RICE	Chief Financial Officer	March 10, 2017
David G. Rice	(Principal Financial and Accounting Officer)

/s/ DENISE ILITCH	Co-Chair of the Board of Directors	March 10, 2017
Denise Ilitch

/s/ DAVID C. DAUCH	Director	March 10, 2017
David C. Dauch

/s/ RICHARD L. DEVORE	Director	March 10, 2017
Richard L. DeVore

/s/ SCOTT G. KUNSELMAN	Director	March 10, 2017
Scott G. Kunselman

/s/ RICHARD D. SIEBERT	Director	March 10, 2017
Richard D. Siebert

/s/ SAMUEL VALENTI III	Director	March 10, 2017
Samuel Valenti III

SCHEDULE II
PURSUANT TO ITEM 15(a)(2)
OF FORM 10-K VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED
December 31, 2016, 2015 AND 2014
(Dollars in thousands)

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED (CREDITED) TO OTHER ACCOUNTS(1)	DEDUCTIONS(2)	BALANCE AT END OF PERIOD
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
Year ended December 31, 2016	$2,960	$910	$50	$110	$3,810
Year ended December 31, 2015	$3,230	$470	$320	$1,060	$2,960
Year ended December 31, 2014	$2,940	$730	$30	$470	$3,230
______________
(1) Allowance of companies acquired, and other adjustments, net.
(2) Deductions, representing uncollectible accounts written-off, less recoveries of amounts written-off in prior years.

Item 15.    Exhibits.
Exhibits Index:

2.1(c)*	Separation and Distribution Agreement, dated as of June 30, 2015, by and between Horizon Global Corporation and TriMas Corporation.
2.2(i)*
Share Purchase Agreement, dated as of August 24, 2016, among Horizon Global Corporation and Blitz K 16-102 GmbH and Parcom Deutschland I GmbH & Co. KG, Co-Investment Partners Europe L.P., BaryernLB Private Equity GmbH, Walter Gnauert, Dr. Bernd Welzel, Frank Klebedanz, Jürgen Lotter and Westfalia Mitarbeiterbeteiligungs GmbH & Co. KG.

3.1(d)	Amended and Restated Certificate of Incorporation of Horizon Global Corporation.
3.2(b)	Amended and Restated By-laws of Horizon Global Corporation.
4.1(j)	Indenture, dated as of February 1, 2017, by and between the Company and Wells Fargo Bank, National Association, as Trustee.
4.2(j)	First Supplemental Indenture, dated as of February 1, 2017, by and between the Company and Wells Fargo Bank, National Association, as Trustee.
10.1(c)	Tax Sharing Agreement, dated as of June 30, 2015, by and between Horizon Global Corporation and TriMas Corporation.
10.2(c)	Employee Matters Agreement, dated as of June 30, 2015, by and between Horizon Global Corporation and TriMas Corporation.
10.3(c)	Transition Services Agreement, dated as of June 30, 2015, by and between Horizon Global Corporation and TriMas Corporation.
10.4(c)	Noncompetition and Nonsolicitation Agreement, dated as of June 30, 2015, by and between Horizon Global Corporation and TriMas Corporation.
10.5(c)
Loan Agreement, dated as of June 30, 2015, among the Company, Cequent Performance Products, Inc., Cequent Consumer Products, Inc., the lenders party thereto and Bank of America, N.A., as agent for the lenders.

10.6(f)
Amended and Restated Loan Agreement, dated as of December 22, 2015, among Horizon Global Corporation, Cequent Performance Products, Inc., Cequent Consumer Products, Inc., Cequent UK Limited, Cequent Towing Products of Canada Ltd., the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as agent for the lenders.

10.7(f)
Foreign Facility Guarantee and Collateral Agreement, dated as of December 22, 2015, among Cequent Performance Products, Inc., certain of its subsidiaries party thereto as grantors and Bank of America, N.A., as agent.

10.8(i)
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

10.9
Second Amendment to Amended and Restated Loan Agreement, dated as of January 11, 2017, to the Amended and Restated Loan Agreement, dated as of December 22, 2015, by and among Horizon Global Corporation, Cequent Performance Products, Inc., Cequent Consumer Products, Inc., Cequent UK Limited, Cequent Towing Products of Canada Ltd., the other parties thereto, the lenders party thereto and Bank of America, N.A., as administrative agent.

10.10(c)	Term Credit Agreement, dated as of June 30, 2015, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative and collateral agent.
10.11(i)
First Amendment, dated as of September 19, 2016, to the Term Loan Credit Agreement, dated as of June 30, 2015, among Horizon Global Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.

10.12
Second Amendment, dated as of January 11, 2017, to the Term Loan Credit Agreement, dated as of June 30, 2015, among Horizon Global Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.

10.13(d)**	Horizon Global Corporation Executive Retirement Plan effective as of July 1, 2015.
10.14(e)**	Horizon Global Corporation Executive Severance/Change of Control Policy effective as of July 1, 2015.
10.15(a)	Form of Indemnification Agreement.

II-1

10.16(e)**	Form of Restricted Stock Units Agreement - Founders Grant - under the 2015 Equity and Incentive Compensation Plan.
10.17(e)**	Form of Restricted Stock Units Agreement - 2015 Board of Directors - under the 2015 Equity and Incentive Compensation Plan.
10.18(e)**	Form of Nonqualified Stock Option Agreement - 2015 LTI - under the 2015 Equity and Incentive Compensation Plan.
10.19(e)**	Form of Nonqualified Stock Option Agreement - Special Award - under the 2015 Equity and Incentive Compensation Plan.
10.20(e)**	Form of Horizon Replacement Restricted Stock Unit Award Agreement (Converted in connection with the adjustment of TriMas 2013 Performance Stock Units - 2006 Plan).
10.21(e)**	Form of Horizon Replacement Restricted Stock Unit Award Agreement (Converted in connection with the adjustment of TriMas 2013 Performance Stock Units - 2011 Plan).
10.22(e)**	Form of Horizon Replacement Restricted Stock Unit Award Agreement (Converted in connection with the adjustment of TriMas 2014 Performance Stock Units - 2011 Plan).
10.23(g)**	Form of Restricted Stock Units Agreement - CEO Award Program - 2016 Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.24(g)**	Form of Restricted Stock Units Agreement - Annual Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.25(g)**	Form of Restricted Stock Units Award Agreement - CEO Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.26(g)**	Form of Performance Share Units Agreement - Annual Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.27(g)**	Form of Nonqualified Stock Option Agreement - Annual Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.28(h)**	Horizon Global Corporation Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.29(i)	Investors’ Rights Agreement, dated as of October 4, 2016, by and between the Company and Parcom Deutschland I GmbH & Co. KG.
10.30(j)	Base Call Option Confirmation, dated as of January 26, 2017, by and between the Company and JPMorgan Chase Bank, National Association, London Branch.
10.31(j)	Additional Call Option Confirmation, dated as of January 27, 2017, by and between the Company and JPMorgan Chase Bank, National Association, London Branch.
10.32(j)	Base Warrant Confirmation, dated as of January 26, 2017, by and between the Company and JPMorgan Chase Bank, National Association, London Branch.
10.33(j)	Additional Warrant Confirmation, dated as of January 27, 2017, by and between the Company and JPMorgan Chase Bank, National Association, London Branch.
10.34(j)	Base Call Option Confirmation, dated as of January 26, 2017, by and between the Company and Wells Fargo Bank, National Association.
10.35(j)	Additional Call Option Confirmation, dated as of January 27, 2017, by and between the Company and Wells Fargo Bank, National Association.
10.36(j)	Base Warrant Confirmation, dated as of January 26, 2017, by and between the Company and Wells Fargo Bank, National Association.
10.37(j)	Additional Warrant Confirmation, dated as of January 27, 2017, by and between the Company and Wells Fargo Bank, National Association.
10.38(j)	Base Call Option Confirmation, dated as of January 26, 2017, by and between the Company and Bank of America, N.A.
10.39(j)	Additional Call Option Confirmation, dated as of January 27, 2017, by and between the Company and Bank of America, N.A.
10.40(j)	Base Warrant Confirmation, dated as of January 26, 2017, by and between the Company and Bank of America, N.A.
10.41(j)	Additional Warrant Confirmation, dated as of January 27, 2017, by and between the Company and Bank of America, N.A.
21.1	Horizon Global Corporation Subsidiary List.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

II-2

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_________________________

(a)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-1 filed on March 31, 2015 (Reg. No. 333-203138).
(b)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-1/A filed on June 11, 2015 (Reg. No. 333-203138).
(c)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on July 6, 2015 (File No. 001-37427).
(d)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 11, 2015 (File No. 001-37427).
(e)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on November 10, 2015 (File No. 001-37427).
(f)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on December 23, 2015 (File No. 001-37427).
(g)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-K filed on May 3, 2016 (File No. 001-37427).
(h)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on May 23, 2016 (File No. 001-37427).
(i)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on October 11, 2016 (File No. 001-37427).
(j)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on February 1, 2017 (File No. 001-37427).
* Certain exhibits and schedules were omitted in the original filing pursuant to Item 601(b)(2) of Regulation S-K, and the Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits and schedules upon request.

** Management contracts and compensatory plans or arrangement required to be filed as an exhibit pursuant Item 15(b) of Form 10-K.

II-3