Form 10-Q
period 2017-03-31
Horizon Global Corp
filed 2017-05-04
CIK 1637655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2017
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
(248) 593-8820
(Registrant’s telephone number, including area code)
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☒
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of May 1, 2017, the number of outstanding shares of the Registrant’s common stock, par value $0.01 per share, was 25,581,906 shares.

HORIZON GLOBAL CORPORATION

Forward-Looking Statements
This report may contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements speak only as of the date they are made and give our current expectations or forecasts of future events. These forward-looking statements can be identified by the use of forward-looking words, such as “may,” “could,” “should,” “estimate,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “target,” “plan” or other comparable words, or by discussions of strategy that may involve risks and uncertainties.
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to, risks and uncertainties with respect to: the Company’s integration of the Westfalia Group (“Westfalia Group” consists of Westfalia-Automotive Holding GmbH and TeIJs Holding B.V.); leverage; liabilities imposed by the Company’s debt instruments; market demand; competitive factors; supply constraints; material and energy costs; technology factors; litigation; government and regulatory actions; the Company’s accounting policies; future trends; general economic and currency conditions; various conditions specific to the Company’s business and industry; and other risks that are discussed in Item 1A, “Risk Factors” and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The risks described in our Annual Report and elsewhere in this report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
The cautionary statements set forth above should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. We caution readers not to place undo reliance on the statements, which speak only as of the date of this report. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statement to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as otherwise required by law.
We disclose important factors that could cause our actual results to differ materially from our expectations implied by our forward-looking statements under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributed to us or persons acting on our behalf. When we indicate that an event, condition or circumstance could or would have an adverse effect on us, we mean to include effects upon our business, financial and other conditions, results of operations, prospects and ability to service our debt.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,160	$50,240
Receivables, net of reserves of approximately $3.4 million and $3.8 million as of March 31, 2017 and December 31, 2016, respectively	104,780	77,570
Inventories	155,920	146,020
Prepaid expenses and other current assets	13,540	12,160
Total current assets	304,400	285,990
Property and equipment, net	99,770	93,760
Goodwill	125,950	120,190
Other intangibles, net	84,660	86,720
Deferred income taxes	6,870	9,370
Other assets	15,630	17,340
Total assets	$637,280	$613,370
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$12,160	$22,900
Accounts payable	107,200	111,450
Accrued liabilities	59,910	63,780
Total current liabilities	179,270	198,130
Long-term debt	268,750	327,040
Deferred income taxes	26,890	25,730
Other long-term liabilities	30,110	30,410
Total liabilities	505,020	581,310
Commitments and contingent liabilities	—	—
Shareholders' equity:
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 25,581,906 shares at March 31, 2017 and 20,899,959 shares at December 31, 2016	250	210
Paid-in capital	156,420	54,800
Accumulated deficit	(24,170)	(14,310)
Accumulated other comprehensive income (loss)	360	(8,340)
Total Horizon Global shareholders' equity	132,860	32,360
Noncontrolling interest	(600)	(300)
Total shareholders' equity	132,260	32,060
Total liabilities and shareholders' equity	$637,280	$613,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(unaudited—dollars in thousands, except for per share amounts)

	Three months ended March 31,
	2017	2016
Net sales	$203,280	$146,110
Cost of sales	(157,890)	(108,500)
Gross profit	45,390	37,610
Selling, general and administrative expenses	(46,120)	(29,690)
Net gain (loss) on dispositions of property and equipment	70	(110)
Operating profit (loss)	(660)	7,810
Other expense, net:
Interest expense	(5,890)	(4,270)
Loss on extinguishment of debt	(4,640)	—
Other expense, net	(550)	(610)
Other expense, net	(11,080)	(4,880)
Income (loss) before income tax benefit (expense)	(11,740)	2,930
Income tax benefit (expense)	1,580	(740)
Net income (loss)	(10,160)	2,190
Less: Net (loss) attributable to noncontrolling interest	(300)	—
Net income (loss) attributable to Horizon Global	$(9,860)	$2,190
Net income (loss) per share attributable to Horizon Global:
Basic	$(0.41)	$0.12
Diluted	$(0.41)	$0.12
Weighted average common shares outstanding:
Basic	23,839,944	18,095,101
Diluted	23,839,944	18,231,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited—dollars in thousands)

	Three months ended March 31,
	2017	2016
Net income (loss)	$(10,160)	$2,190
Other comprehensive income (loss), net of tax:
Foreign currency translation	7,720	2,030
Derivative instruments (Note 7)	980	(60)
Total other comprehensive income	8,700	1,970
Total comprehensive income (loss)	(1,460)	4,160
Less: Comprehensive (loss) attributable to noncontrolling interest	(300)	—
Comprehensive income (loss) attributable to Horizon Global	$(1,160)	$4,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited—dollars in thousands)

	Three months ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$(10,160)	$2,190
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Net (gain) loss on dispositions of property and equipment	(70)	110
Depreciation	3,230	2,580
Amortization of intangible assets	2,570	1,790
Amortization of original issuance discount and debt issuance costs	1,390	460
Deferred income taxes	2,650	1,290
Loss on extinguishment of debt	4,640	—
Non-cash compensation expense	930	860
Increase in receivables	(23,720)	(21,130)
(Increase) decrease in inventories	(8,200)	5,120
Increase in prepaid expenses and other assets	(670)	(2,140)
Decrease in accounts payable and accrued liabilities	(12,920)	(14,770)
Other, net	210	60
Net cash used for operating activities	(40,120)	(23,580)
Cash Flows from Investing Activities:
Capital expenditures	(7,510)	(3,420)
Net proceeds from disposition of property and equipment	110	140
Net cash used for investing activities	(7,400)	(3,280)
Cash Flows from Financing Activities:
Proceeds from borrowings on credit facilities	340	23,400
Repayments of borrowings on credit facilities	(1,600)	(23,730)
Repayments of borrowings on Term B Loan, inclusive of transaction costs	(183,850)	(2,500)
Proceeds from ABL Revolving Debt	51,800	51,700
Repayments of borrowings on ABL Revolving Debt	(31,800)	(26,700)
Proceeds from issuance of common stock, net of offering costs	79,920	—
Proceeds from issuance of Convertible Notes, net of issuance costs	120,940	—
Proceeds from issuance of Warrants, net of issuance costs	20,930	—
Payments on Convertible Note Hedges, inclusive of issuance costs	(29,680)	—
Other, net	(240)	(260)
Net cash provided by financing activities	26,760	21,910
Effect of exchange rate changes on cash	680	140
Cash and Cash Equivalents:
Decrease for the period	(20,080)	(4,810)
At beginning of period	50,240	23,520
At end of period	$30,160	$18,710
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,340	$3,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended March 31, 2017
(unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Horizon Global Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
Balance at December 31, 2016	$210	$54,800	$(14,310)	$(8,340)	$32,360	$(300)	$32,060
Net loss	—	—	(9,860)	—	(9,860)	(300)	(10,160)
Other comprehensive income, net of tax	—	—	—	8,700	8,700	—	8,700
Issuance of common stock, net of issuance costs	40	79,880	—	—	79,920		79,920
Shares surrendered upon vesting of employees' share based payment awards to cover tax obligations	—	(240)	—	—	(240)	—	(240)
Non-cash compensation expense	—	930	—	—	930	—	930
Issuance of Warrants, net of issuance costs	—	20,930	—	—	20,930	—	20,930
Initial equity component of the 2.75% Convertible Senior Notes due 2022, net of issuance costs and tax	—	19,670	—	—	19,670	—	19,670
Convertible Note Hedges, net of issuance costs and tax	—	(19,550)	—	—	(19,550)	—	(19,550)
Balance at March 31, 2017	$250	$156,420	$(24,170)	$360	$132,860	$(600)	$132,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation
Horizon Global Corporation (“Horizon,” “Horizon Global,” or the “Company”) is a global designer, manufacturer and distributor of a wide variety of high quality, custom-engineered towing, trailering, cargo management and other related accessories. These products are designed to support original equipment manufacturers and original equipment suppliers (collectively, “OEs”), aftermarket and retail customers within the agricultural, automotive, construction, horse/livestock, industrial, marine, military, recreational, trailer and utility markets. The Company groups its operating segments into reportable segments by the region in which sales and manufacturing efforts are focused. The Company’s reportable segments are Horizon Americas, Horizon Europe-Africa, and Horizon Asia-Pacific. See Note 8, “Segment Information,” for further information on each of the Company’s reportable segments.
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. It is management’s opinion that these financial statements contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results for the full year.
2. New Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 eliminates the requirement to perform a hypothetical purchase price allocation to measure the amount of goodwill impairment. Instead, under ASU 2017-04, the goodwill impairment would be the amount by which a reporting unit’s carrying value exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 with early adoption permitted. The Company is in the process of assessing the impact of adoption of ASU 2017-04 on its condensed consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” ASU 2016-16 provides an amendment to the accounting guidance related to the recognition of income tax consequences of an intra-entity transfer of an asset other than inventory. This guidance is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted the first interim period of a fiscal year and should be applied on a modified retrospective basis. Under the new guidance, an entity is required to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Under the current guidance, the income tax effects are deferred until the asset has been sold to an outside party. The Company is in the process of assessing the impact of the adoption of ASU 2016-16 on its condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which supersedes the leases requirements in “Leases (Topic 840).” The objective of this update is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The Company is in the process of assessing the impact of the adoption of ASU 2016-02 on its condensed consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This guidance provides that inventory not measured using the last-in, first out (“LIFO”) or retail inventory methods should be measured at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory. As of January 1, 2017, the provisions of this ASU became effective for the Company on a prospective basis and did not have a material impact on the Company’s condensed consolidated financial position or results of operations.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This guidance requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 was originally effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016; however, in August 2015, the FASB approved a one-year deferral of the effective date through the issuance of ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” Subsequent to the issuance of ASU 2014-09, the FASB has issued several ASUs such as ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients among others. These ASUs do not change the core principle of the guidance stated in ASU 2014-09; instead these amendments are intended to clarify and improve operability of certain topics included within the revenue standard. These ASUs will have the same effective date and transition requirements as ASU 2014-09. The Company continues to assess the overall impact of the adoption of ASU 2014-09 on the condensed consolidated financial statements, and anticipate testing the new controls and processes designed to comply with ASU 2014-09 throughout 2017 to permit adoption by January 1, 2018. The Company expects to adopt the ASUs using a cumulative-effect adjustment as of the date of adoption.
3. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended March 31, 2017 are summarized as follows:

	Horizon Americas	Horizon Asia-Pacific	Horizon Europe-Africa	Total
	(dollars in thousands)
Balance at December 31, 2016	$5,370	$—	$114,820	$120,190
Foreign currency translation and other	230	—	5,530	5,760
Balance at March 31, 2017	$5,600	$—	$120,350	$125,950
The gross carrying amounts and accumulated amortization of the Company’s other intangibles as of March 31, 2017 and December 31, 2016 are summarized below. The Company amortizes these assets over periods ranging from three to 25 years.

	March 31, 2017		December 31, 2016
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$65,990	$(29,570)	$66,000	$(28,440)
Customer relationships, 15 – 25 years	105,380	(85,600)	104,690	(84,120)
Total customer relationships	171,370	(115,170)	170,690	(112,560)
Technology and other, 3 – 15 years	18,670	(15,130)	18,410	(14,560)
Trademark/Trade names, <1 year	150	(150)	150	(150)
Total finite-lived intangible assets	190,190	(130,450)	189,250	(127,270)
Trademark/Trade names, indefinite-lived	24,920	—	24,740	—
Total other intangible assets	$215,110	$(130,450)	$213,990	$(127,270)

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Amortization expense related to intangible assets as included in the accompanying condensed consolidated statements of income (loss) is summarized as follows:

	Three months ended March 31,
	2017	2016
	(dollars in thousands)
Technology and other, included in cost of sales	$220	$30
Customer relationships & Trademark/Trade names, included in selling, general and administrative expenses	2,350	1,760
Total amortization expense	$2,570	$1,790
4. Inventories
Inventories consist of the following components:

	March 31, 2017	December 31, 2016
	(dollars in thousands)
Finished goods	$99,320	$89,410
Work in process	15,770	16,270
Raw materials	40,830	40,340
Total inventories	$155,920	$146,020
5. Property and Equipment, Net
Property and equipment consists of the following components:

	March 31, 2017	December 31, 2016
	(dollars in thousands)
Land and land improvements	$420	$520
Buildings	20,550	20,120
Machinery and equipment	143,650	138,470
	164,620	159,110
Less: Accumulated depreciation	64,850	65,350
Property and equipment, net	$99,770	$93,760
Depreciation expense included in the accompanying condensed consolidated statements of income (loss) is as follows:

	Three months ended March 31,
	2017	2016
	(dollars in thousands)
Depreciation expense, included in cost of sales	$2,910	$2,180
Depreciation expense, included in selling, general and administrative expense	320	400
Total depreciation expense	$3,230	$2,580

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

6. Long-term Debt
The Company’s long-term debt consists of the following:

	March 31, 2017	December 31, 2016
	(dollars in thousands)
ABL Facility	$20,000	$—
Term B Loan	155,450	337,000
Convertible Notes	125,000	—
Bank facilities, capital leases and other long-term debt	20,510	21,660
	320,960	358,660
Less:
Unamortized debt issuance costs and original issuance discount on Term B Loan	6,130	8,720
Unamortized debt issuance costs and discount on the Convertible Notes	33,920	—
Current maturities, long-term debt	12,160	22,900
Long-term debt	$268,750	$327,040
Convertible Notes
On February 1, 2017, the Company completed a public offering of 2.75% Convertible Senior Notes due 2022 (the “Convertible Notes”) in an aggregate principal amount of $125.0 million. Interest is payable on January 1 and July 1 of each year, beginning on July 1, 2017. The Convertible Notes are convertible into 5,005,000 shares of common stock, based on an initial conversion price of $24.98 per share. The Convertible Notes will mature on July 1, 2022 unless earlier converted.
The Convertible Notes are convertible at the option of the holder (i) during any calendar quarter beginning after March 31, 2017, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of such period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (iii) upon the occurrence of specified corporate events; and (iv) on or after January 1, 2022 until close of business on the second scheduled trading day immediately preceding the maturity date. During the first quarter of 2017, no conditions allowing holders of the Convertible Notes to convert have been met as of March 31, 2017. Therefore, the Convertible Notes are not convertible during the second quarter of 2017 and are classified as long-term debt. Should conditions allowing holders of the Convertible Notes to convert be met in the second quarter of 2017 or a future quarter, the Convertible Notes will be convertible at their holders’ option during the immediately following quarter. As of March 31, 2017, the if-converted value of the Convertible Notes did not exceed the principal value of those Convertible Notes.
Upon conversion by the holders, the Company may elect to settle such conversion in shares of its common stock, cash, or a combination thereof. Because the Company may elect to settle conversion in cash, the Company separated the Convertible Notes into their liability and equity components by allocating the issuance proceeds to each of those components in accordance with Accounting Standards Codification (“ASC”) 470-20, “Debt-Debt with Conversion and Other Options”. The Company first determined the fair value of the liability component by estimating the value of a similar liability that does not have an associated equity component. The Company then deducted that amount from the issuance proceeds to arrive at a residual amount, which represents the equity component. The Company accounted for the equity component as a debt discount (with an offset to paid-in capital in excess of par value). The debt discount created by the equity component is being amortized as additional non-cash interest expense using the effective interest method over the contractual term of the Convertible Notes ending on July 1, 2022.
The Company allocated offering costs of $4.0 million to the debt and equity components in proportion to the allocation of proceeds to the components, treating them as debt issuance costs and equity issuance costs, respectively. The debt issuance costs of $3.0 million are being amortized as additional non-cash interest expense using the effective interest method over the contractual term of the Convertible Notes. The Company presents debt issuance costs as a direct deduction from the carrying value of the liability

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

component. The carrying value of the liability component at March 31, 2017, was $91.1 million, including total unamortized debt discount and debt issuance costs of $33.9 million. The $1.0 million portion of offering costs allocated to equity issuance costs was charged to paid-in capital. The carrying amount of the equity component was $19.7 million at March 31, 2017, net of issuance costs and taxes. As of March 31, 2017, the amount of interest expense recognized relating to the contractual interest coupon, amortization of debt discount, and amortization of debt issuance costs on the Convertible Notes were $0.6 million, $0.8 million, and $0.1 million, respectively.
In connection with the issuance of the Convertible Notes, the Company entered into convertible note hedge transactions (the “Convertible Note Hedges”) in privately negotiated transactions with certain of the underwriters or their affiliates (in this capacity, the “option counterparties”). The Convertible Note Hedges provide the Company with the option to acquire, on a net settlement basis, 5,005,000 shares of its common stock, which is equal to the number of shares of common stock that notionally underlie the Convertible Notes, at a strike price of $24.98, which corresponds to the conversion price of the Convertible Notes. The Convertible Note Hedges have an expiration date that is the same as the maturity date of the Convertible Notes, subject to earlier exercise. The Convertible Note Hedges have customary anti-dilution provisions similar to the Convertible Notes. The Convertible Note Hedges have a default settlement method of net-share settlement but may be settled in cash or shares, depending on the Company’s method of settlement for conversion of the corresponding Convertible Notes. If the Company exercises the Convertible Note Hedges, the shares of common stock it will receive from the option counterparties to the Convertible Note Hedges will cover the shares of common stock that it would be required to deliver to the holders of the converted Convertible Notes in excess of the principal amount thereof. The aggregate cost of the Convertible Note Hedges was $29.0 million (or $7.5 million net of the total proceeds from the Warrants sold, as discussed below), before the allocation of issuance costs of approximately $0.7 million. The Convertible Note Hedges are accounted for as equity transactions in accordance with ASC 815-40, “Derivatives and Hedging-Contracts in Entity’s own Equity”.
In connection with the issuance of the Convertible Notes, the Company also sold net-share-settled warrants (the “Warrants”) in privately negotiated transactions with the option counterparties for the purchase of up to 5,005,000 shares of its common stock at a strike price of $29.60 per share, for total proceeds of $21.5 million. The Company also recorded the Warrants within shareholders’ equity in accordance with ASC 815-40. The Warrants have customary anti-dilution provisions similar to the Convertible Notes. As a result of the issuance of the Warrants, the Company will experience dilution to its diluted earnings per share if its average closing stock price exceeds $29.60 for any fiscal quarter. The Warrants expire on various dates from October 2022 through February 2023 and must be net-settled in shares of the Company’s common stock. Therefore, upon expiration of the Warrants, the Company will issue shares of its common stock to the purchasers of the Warrants that represent the value by which the price of the common stock exceeds the strike price stipulated within the particular warrant agreement.
ABL Facility
On December 22, 2015, the Company entered into an amended and restated loan agreement among the Company, Cequent Performance Products, Inc. (“Cequent Performance”), Cequent Consumer Products, Inc. (“Cequent Consumer”), Cequent UK Limited, Cequent Towing Products of Canada Ltd., certain other subsidiaries of the Company party thereto as guarantors, the lenders party thereto and Bank of America, N.A., as agent for the lenders (the “ABL Loan Agreement”), under which the lenders party thereto agreed to provide the Company and certain of its subsidiaries with a committed asset-based revolving credit facility (the “ABL Facility”) providing for revolving loans up to an aggregate principal amount of $99.0 million.
The ABL Loan Agreement provides for the increase of the U.S. sub-facility from an aggregate principal amount of $85.0 million to up to $94.0 million (subject to availability under a U.S.-specific borrowing base) (the “U.S. Facility”), and the establishment of two new sub-facilities, (i) a Canadian sub-facility, in an aggregate principal amount of up to $2.0 million (subject to availability under a Canadian-specific borrowing base) (the “Canadian Facility”), and (ii) a U.K. sub-facility in an aggregate principal amount of up to $3.0 million (subject to availability under a U.K.-specific borrowing base) (the “U.K. Facility”). The ABL Facility also includes a $20.0 million letter of credit sub-facility, which matures on June 30, 2020.
Borrowings under the ABL Facility bear interest, at the Company’s election, at either (i) the Base Rate (as defined per the credit agreement, the “Base Rate”) plus the Applicable Margin (as defined per the credit agreement “Applicable Margin”), or (ii) the London Interbank Offered Rate (“LIBOR”) plus the Applicable Margin.
The Company incurs fees with respect to the ABL Facility, including (i) an unused line fee of 0.25% times the amount by which the revolver commitments exceed the average daily revolver usage during any month, (ii) facility fees equal to the applicable margin in effect for LIBOR revolving loans, as defined per the credit agreement, times the average daily stated amount of letters

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

of credit, (iii) a fronting fee equal to 0.125% per annum on the stated amount of each letter of credit, and (iv) customary administrative fees.
All of the indebtedness of the U.S. Facility is and will be guaranteed by the Company’s existing and future material domestic subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors. In connection with the ABL Loan Agreement, Cequent Performance and certain other subsidiaries of the Company party to the ABL Loan Agreement entered into a foreign facility guarantee and collateral agreement (the “Foreign Collateral Agreement”) in order to secure and guarantee the obligation under the Canadian Facility and the U.K. Facility. Under the Foreign Collateral Agreement, Cequent Performance and the other subsidiaries of the Company party thereto granted a lien on certain of their assets to Bank of America, N.A., as the agent for the lenders and other secured parties under the Canadian Facility and U.K. Facility.
The ABL Loan Agreement contains customary negative covenants, and does not include any financial maintenance covenants other than a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing twelve-month basis, which will be tested only upon the occurrence of an event of default or certain other conditions as specified in the agreement. At March 31, 2017, the Company was in compliance with its financial covenants contained in the ABL Facility.
Debt issuance costs of approximately $2.5 million were incurred in connection with the entry into and amendment of the ABL Facility. These debt issuance costs will be amortized into interest expense over the contractual term of the loan. The Company recognized approximately $0.1 million of amortization of debt issuance costs for the three months ended March 31, 2017 and 2016, respectively, related to the amortization of debt issuance costs, which is included in the accompanying condensed consolidated statements of income (loss). There were $1.7 million and $1.8 million of unamortized debt issuance costs included in other assets in the accompanying condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively.
As of March 31, 2017, there was $20.0 million outstanding under the ABL Facility with a weighted average interest rate of 2.6%. As of December 31, 2016, there were no amounts outstanding under the ABL Facility. Total letters of credit issued at both March 31, 2017 and December 31, 2016 were approximately $7.0 million. The Company had $55.5 million and $68.7 million in availability under the ABL Facility as of March 31, 2017 and December 31, 2016, respectively.
Term Loan
On June 30, 2015, the Company entered into a term loan agreement (“Original Term B Loan”) under which the Company borrowed an aggregate of $200.0 million, which matures on June 30, 2021. On September 19, 2016, the Company entered into the First Amendment to the Original Term B Loan (“Term Loan Amendment”) which amended the Term B Loan to provide for incremental commitments in an aggregate principal amount of $152.0 million (“Incremental Term Loans”) which were extended to the Company on October 3, 2016. The Original Term B Loan and Incremental Term Loans are collectively referred to as “Term B Loan”. On March 31, 2017, the Company entered into the Third Amendment to the Term B Loan (the “Replacement Term Loan Amendment”) which amended the Term B Loan to provide for a new term loan commitment (the “Replacement Term Loan”). The proceeds from the Replacement Term Loan were used to repay in full the outstanding principal amount of the Term B Loan. As a result of the Replacement Term Loan Amendment, the interest rate was reduced by 1.5% per annum. Additionally, quarterly principal payments required under the Original Term B Loan and Term Loan Amendment of $2.5 million and $2.1 million, respectively, were reduced to an aggregate quarterly principal payment of $1.9 million. On and after the Replacement Term Loan Amendment effective date, each reference to “Term B Loan” is deemed to be a reference to the Replacement Term Loan.
The Term B Loan permits the Company to request incremental term loan facilities, subject to certain conditions, in an aggregate principal amount, together with the aggregate principal amount of incremental equivalent debt incurred by the Company, of up to $75.0 million, plus an additional amount such that the Company’s pro forma first lien net leverage ratio (as defined in the term loan agreement) would not exceed 3.50 to 1.00 as a result of the incurrence thereof.
Borrowings under the Term B Loan bear interest, at the Company’s election, at either (i) the Base Rate plus 3.5% per annum, or (ii) LIBOR, with a 1% floor, plus 4.5% per annum. Principal payments required under the Term B Loan are $1.9 million due each calendar quarter beginning June 2017. Commencing with the fiscal year ending December 31, 2017, and for each fiscal year thereafter, the Company will also be required to make prepayments of outstanding amounts under the Term B Loan in an amount up to 50.0% of the Company’s excess cash flow for such fiscal year, as defined in the Term B Loan, subject to adjustments based on the Company’s leverage ratio and optional prepayments of term loans and certain other indebtedness.
All of the indebtedness under the Term B Loan is and will be guaranteed by the Company’s existing and future material domestic subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors. The Term B Loan

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

contains customary negative covenants, and also contains a financial maintenance covenant which requires the Company to maintain a net leverage ratio not exceeding 5.25 to 1.00 through the fiscal quarter ending September 30, 2017, 5.00 to 1.00 through the fiscal quarter ending March 31, 2018, 4.75 to 1.00 through the fiscal quarter ending September 30, 2018; and thereafter, 4.50 to 1.00. At March 31, 2017, the Company was in compliance with its financial covenants as described in the Term B Loan.
During the first quarter of 2017, the Company used a portion of the net proceeds from the Convertible Notes offering as described above, along with proceeds from the Common Stock Offering as described in Note 10, “Earnings per Share”, to prepay a total of $177.0 million of the Term B Loan. In accordance with ASC 470, “Debt - Modifications and Extinguishments,” the prepayment was determined to be an extinguishment of the existing debt. As a result, the pro-rata share of the unamortized debt issuance costs and original issuance discount related to the prepayment, aggregating to $4.6 million, was recorded as a loss on the extinguishment of debt in the condensed consolidated statements of income (loss). The remaining unamortized debt issuance costs and original issuance discount, including $2.4 million additional transactions fees incurred in connection to the Replacement Term Loan Amendment, was approximately $6.1 million. Both the aggregate debt issuance costs and the original issue discount will be amortized into interest expense over the remaining life of the Term B Loan. The Company recognized approximately $0.4 million and $0.3 million of amortization of debt issuance cost and original issue discount during the three months ended March 31, 2017 and 2016, respectively, which is included in the accompanying condensed consolidated statements of income (loss). The Company had an aggregate principal amount outstanding of $155.4 million and $337.0 million as of March 31, 2017 and December 31, 2016, respectively, under the Term B Loan bearing interest at 5.5% and 7.0%, respectively. The Company had $6.1 million and $8.7 million as of March 31, 2017 and December 31, 2016, respectively, of unamortized debt issuance costs and original issue discount, all of which are recorded as a reduction of the debt balance on the Company’s condensed consolidated balance sheets.
The Company’s Term B Loan traded at approximately 101.9% and 101.6% of par value as of March 31, 2017 and December 31, 2016, respectively. The valuation of the Term B Loan was determined based on Level 2 inputs under the fair value hierarchy.
Bank facilities
In Australia, the Company’s subsidiary is party to a revolving debt facility with a borrowing capacity of approximately $11.4 million, which matures on November 30, 2017, is subject to interest at a bank-specified rate plus 1.9% and is secured by substantially all the assets of the subsidiary. No amounts were outstanding as of March 31, 2017 and December 31, 2016 under this agreement.
Other long-term debt consists of a bank credit line that provides liquidity for supplier payments for our Netherlands subsidiary which was entered into during the first quarter of 2016. The line provides total credit of $20.0 million. The total balance outstanding as of March 31, 2017 and December 31, 2016 was $0.5 million and $1.3 million, respectively, which is included in current maturities, long-term debt on the Company’s condensed consolidated balance sheets.
7. Derivative Instruments
Foreign Currency Exchange Rate Risk
As of March 31, 2017, the Company was party to forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $28.3 million. The Company uses foreign currency forward contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain payments for contract manufacturing in its lower-cost manufacturing facilities. The foreign currency forward contracts hedge currency exposure between the Mexican peso and the U.S. dollar, the Thai baht and the Australian dollar and the U.S. dollar and the Australian dollar and mature at specified monthly settlement dates through December 2017. At inception, the Company designated the foreign currency forward contracts as cash flow hedges. Upon purchase of certain inventories, the Company de-designates the foreign currency forward contract.
On October 4, 2016, the Company entered into a cross currency swap arrangement to hedge changes in foreign currency exchange rates. As of March 31, 2017, the notional amount of the cross currency swap was approximately $120.0 million. The Company uses the cross currency swap to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to a non-U.S. denominated intercompany loan of €110.0 million. The cross currency swap hedges currency exposure between the Euro and the U.S. dollar and matures on January 3, 2019. The Company makes quarterly principal payments of €1.4 million, plus interest at a fixed rate of 5.4% per annum, in exchange for $1.5 million, plus interest at a fixed rate of 7.2% per annum. At inception, the Company designated the cross currency swap as a cash flow hedge. Changes in the currency rate result in reclassification of amounts from accumulated other comprehensive income (loss) to earnings to offset the re-measurement gain or loss on the non-U.S. denominated intercompany loan.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Financial Statement Presentation
As of March 31, 2017 and December 31, 2016, the fair value carrying amount of the Company’s derivative instruments were recorded as follows:

		Asset / (Liability) Derivatives
	Balance Sheet Caption	March 31, 2017	December 31, 2016
		(dollars in thousands)
Derivatives designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$760	$670
Foreign currency forward contracts	Accrued liabilities	(20)	(760)
Cross currency swap	Other assets	4,090	5,720
Total derivatives designated as hedging instruments		4,830	5,630
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	120	—
Foreign currency forward contracts	Accrued liabilities	—	(130)
Total derivatives de-designated as hedging instruments		120	(130)
Total derivatives		$4,950	$5,500
The following tables summarize the loss recognized in accumulated other comprehensive income (“AOCI”), the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings as of and for the three months ended March 31, 2017 and 2016:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion, net of tax)			Amount of Loss Reclassified from AOCI into Earnings
				Three months ended March 31,
	As of March 31, 2017	As of December 31, 2016	Location of Loss Reclassified from AOCI into Earnings (Effective Portion)	2017	2016
	(dollars in thousands)			(dollars in thousands)
Derivatives instruments
Foreign currency forward contracts	$710	$(320)	Cost of sales	$(140)	$(470)
Cross currency swap	(660)	(610)	Other expense, net	(1,480)	—
Over the next 12 months, the Company expects to reclassify approximately $0.7 million of pre-tax deferred gains, related to the foreign currency forward contracts, from AOCI to cost of sales as the inventory purchases are settled. Over the next 12 months, the Company expects to reclassify approximately $1.1 million of pre-tax deferred losses, related to the cross currency swap, from AOCI to other expense, net as an offset to the re-measurement gains or losses on the non-U.S. denominated intercompany loan.
Derivatives not designated as hedging instruments
The gain or loss resulting from the change in fair value on de-designated forward contracts is reported within cost of sales on the Company’s condensed consolidated statements of income (loss). The gains on de-designated derivatives amounted to $0.1 million for the three months ended March 31, 2017 and 2016, respectively.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value Measurements
The fair value of the Company’s derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company’s foreign currency forward contracts use observable inputs such as forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 are shown below.

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
March 31, 2017
Foreign currency forward contracts	Recurring	$860	$—	$860	$—
Cross currency swap	Recurring	4,090	—	4,090	—
December 31, 2016
Foreign currency forward contracts	Recurring	$(220)	$—	$(220)	$—
Cross currency swap	Recurring	5,720	—	5,720	—
8. Segment Information
Horizon groups its operating segments into reportable segments by the region in which sales and manufacturing efforts are focused. Each operating segment has discrete financial information evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance. In the fourth quarter of 2016, as a result of the Westfalia Group acquisition, the Company realigned its executive management structure which changed the information used by our chief operating decision maker to assess performance and allocate resources. As a result, the Company reports the results of its business in three reportable segments: Horizon Americas, Horizon Europe‑Africa, and Horizon Asia‑Pacific. The Company’s Brazilian operations, which has previously been included in the Horizon International reportable segment, is now managed as part of its former Horizon North America segment which has been renamed Horizon Americas. The Company’s Horizon Europe‑Africa reportable segment is comprised of the European and South African operations, previously included in Horizon International, and the Westfalia Group operations. The Company’s former Horizon International reportable segment, excluding the Brazilian operations, was geographically divided into two separate reportable segments. The Company’s Horizon Asia‑Pacific reportable segment is comprised of the Australia, Thailand, and New Zealand operations previously included in Horizon International. The Company has recast prior period amounts to conform to the way it currently manages and monitors segment performance under the new segments. See below for further information regarding the types of products and services provided within each reportable segment.
Horizon Americas - A market leader in the design, manufacture and distribution of a wide variety of high-quality, custom engineered towing, trailering and cargo management products and related accessories. These products are designed to support OEs, aftermarket and retail customers in the agricultural, automotive, construction, industrial, marine, military, recreational vehicle, trailer and utility end markets. Products include brake controllers, cargo management, heavy-duty towing products, jacks and couplers, protection/securing systems, trailer structural and electrical components, tow bars, vehicle roof racks, vehicle trailer hitches and additional accessories.
Horizon Europe‑Africa - With a product offering similar to Horizon Americas, Horizon Europe‑Africa focuses its sales and manufacturing efforts in Europe and Africa.
Horizon Asia‑Pacific - With a product offering similar to Horizon Americas, Horizon Asia‑Pacific focuses its sales and manufacturing efforts in the Asia-Pacific region of the world.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Segment activity is as follows:

	Three months ended March 31,
	2017	2016
	(dollars in thousands)
Net Sales
Horizon Americas	$97,830	$110,620
Horizon Europe-Africa	78,540	12,710
Horizon Asia-Pacific	26,910	22,780
Total	$203,280	$146,110
Operating Profit (Loss)
Horizon Americas	$5,160	$10,020
Horizon Europe-Africa	(350)	310
Horizon Asia-Pacific	3,070	2,230
Corporate	(8,540)	(4,750)
Total	$(660)	$7,810
9. Equity Awards
Description of the Plan
Horizon employees and non-employee directors participate in the Horizon Global Corporation 2015 Equity and Incentive Compensation Plan (as amended and restated, the “Horizon 2015 Plan”). The Horizon 2015 Plan authorizes the Compensation Committee of the Horizon Board of Directors to grant stock options (including “incentive stock options” as defined in Section 422 of the U.S. Internal Revenue Code), restricted shares, restricted stock units, performance shares, performance units, cash incentive awards, and certain other awards based on or related to our common stock to Horizon employees and non-employee directors. No more than 2.0 million Horizon common shares may be delivered under the Horizon 2015 Plan.
Stock Options

The following table summarizes Horizon stock option activity from December 31, 2016 to March 31, 2017:

	Number of Stock Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	347,585	$10.37
Granted	—	—
Exercised	(3,638)	10.40
Canceled, forfeited	—	—
Expired	—	—
Outstanding at March 31, 2017	343,947	$10.37	8.6	$1,205,820
As of March 31, 2017, there was $0.3 million in unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 0.7 years. The Company recognized approximately $0.1 million and $0.2 million of stock-based compensation expense related to stock options during the three months ended March 31, 2017 and 2016, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income (loss).

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Restricted Shares

During the first quarter of 2017, the Company granted an aggregate of 145,730 restricted stock units and performance stock units to certain key employees and non-employee directors. The total grants consisted of: (i) 22,449 time-based restricted stock units that vest ratably on (1) March 1, 2018, (2) March 1, 2019 and (3) March 1, 2020; (ii) 50,416 time-based restricted stock units that vest ratably on (1) March 1, 2018, (2) March 1, 2019, (3) March 1, 2020 and (4) March 1, 2021, and (iii) 72,865 market-based performance stock units that vest on March 1, 2020.

The performance criteria for the market-based performance stock units is based on the Company’s total shareholder return (“TSR”) relative to the TSR of the common stock of a pre-defined industry peer group, measured over a period beginning January 1, 2017 and ending December 31, 2019. TSR is calculated as the Company’s average closing stock price for the 20-trading days at the end of the performance period plus Company dividends, divided by the Company’s average closing stock price for the 20-trading days prior to the start of the performance period. Depending on the performance achieved, the amount of shares earned can vary from 0% of the target award to a maximum of 200% of the target award. The Company estimated the grant-date fair value of the awards subject to a market condition using a Monte Carlo simulation model, using the following weighted-average assumptions: risk-free interest rate of 1.52% and annualized volatility of 38.5%. Due to the lack of adequate stock price history of Horizon common stock, the expected volatility is based on the historical volatility of the common stock of the peer group. The grant date fair value of the performance stock units was $18.41.

The grant date fair value of restricted shares is expensed over the vesting period. Restricted share fair values are based on the closing trading price of the Company’s common stock on the date of grant. Changes in the number of restricted shares outstanding for the period ended March 31, 2017 were as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	557,563	$11.89
Granted	145,730	18.35
Vested	(112,376)	12.77
Canceled, forfeited	—	—
Outstanding at March 31, 2017	590,917	$13.32
As of March 31, 2017, there was $5.1 million in unrecognized compensation costs related to unvested restricted shares that is expected to be recognized over a weighted-average period of 1.1 years.
The Company recognized approximately $0.8 million and $0.7 million of stock-based compensation expense related to restricted shares during the three months ended March 31, 2017 and 2016, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income (loss).
10. Earnings per Share
Basic earnings per share is computed using net income (loss) attributable to Horizon Global and the number of weighted average shares outstanding. On February 1, 2017, the Company completed an underwritten public offering of 4.6 million shares of common stock, which includes the exercise in full by the underwriters of their option to purchase 0.6 million shares of common stock, at a public offering price of $18.50 per share (“the Common Stock Offering”). Proceeds from the Common Stock Offering were approximately $79.9 million, net of underwriting discounts, commissions, and offering-related transaction costs. Diluted earnings per share is computed using net income (loss) attributable to Horizon Global and the number of weighted average shares outstanding, adjusted to give effect to the assumed exercise of outstanding stock options and warrants, vesting of restricted shares outstanding, and conversion of the Convertible Notes. The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share attributable to Horizon Global and diluted earnings per share attributable to Horizon Global for the three months ended March 31, 2017 and 2016:

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three months ended March 31,
	2017	2016
	(dollars in thousands, except for per share amounts)
Numerator:
Net income (loss) attributable to Horizon Global	$(9,860)	$2,190
Denominator:
Weighted average shares outstanding, basic	23,839,944	18,095,101
Dilutive effect of stock-based awards	—	136,461
Weighted average shares outstanding, diluted	23,839,944	18,231,562

Basic earnings per share attributable to Horizon Global	$(0.41)	$0.12
Diluted earnings per share attributable to Horizon Global	$(0.41)	$0.12
The effect of certain common stock equivalents were excluded from the computation of weighted average diluted shares outstanding for the three months ended March 31, 2017 and 2016, as inclusion would have resulted in anti-dilution. A summary of these anti-dilutive common stock equivalents is provided in the table below:

	Three months ended March 31,
	2017	2016
Number of options	347,181	265,233
Exercise price of options	$9.20 - $11.29	$9.20 - $11.29
Restricted stock units	571,183	23,355
Convertible Notes	3,225,444	—
Warrants	3,225,444	—
For purposes of determining diluted earnings per share, the Company has elected a policy to assume that the principal portion of the Convertible Notes, as described in Note 6, “Long-term Debt,” is settled in cash and the conversion premium is settled in shares. Therefore, the Company has adopted a policy of calculating the diluted earnings per share effect of the Convertible Notes using the treasury stock method. As a result, the dilutive effect of the Convertible Notes is limited to the conversion premium, which is reflected in the calculation of diluted earnings per share as if it were a freestanding written call option on the Company’s shares. Using the treasury stock method, the Warrants issued in connection with the issuance of the Convertible Notes are considered to be dilutive when they are in the money relative to the Company’s average common stock price during the period. The Convertible Note Hedges purchased in connection with the issuance of the Convertible Notes are always considered to be anti-dilutive and therefore do not impact the Company’s calculation of diluted earnings per share.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

11. Accumulated Other Comprehensive Income
Changes in AOCI by component, net of tax, for the three months ended March 31, 2017 are summarized as follows:

	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance at December 31, 2016	$(930)	$(7,410)	$(8,340)
Net unrealized gains (losses) arising during the period (a)	(100)	7,720	7,620
Less: Net realized losses reclassified to net (loss) (b)	(1,080)	—	(1,080)
Net current-period change	980	7,720	8,700
Balance at March 31, 2017	$50	$310	$360
__________________________
(a) Derivative instruments, net of income tax benefit of $0.7 million. See Note 7, “Derivative Instruments,” for further details.
(b) Derivative instruments, net of income tax benefit of $0.5 million. See Note 7, “Derivative Instruments,” for further details.
Changes in AOCI by component, net of tax, for the three months ended March 31, 2016 are summarized as follows:

	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance at December 31, 2015	$(710)	$3,180	$2,470
Net unrealized gains (losses) arising during the period (a)	(510)	2,030	1,520
Less: Net realized losses reclassified to net income (b)	(450)	—	(450)
Net current-period change	(60)	2,030	1,970
Balance at March 31, 2016	$(770)	$5,210	$4,440
__________________________
(a) Derivative instruments, net of income tax benefit of $0.1 million. See Note 7, “Derivative Instruments,” for further details.
(b) Derivative instruments, net of income tax benefit of $20.0 thousand. See Note 7, “Derivative Instruments,” for further details.
12. Income Taxes
At the end of each interim reporting period, the Company makes an estimate of the annual effective income tax rate. Tax items included in the annual effective income tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective income tax rate for that quarter. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. The Company has experienced pre-tax losses in the U.S. In light of the losses, the Company evaluates the realizability of its deferred tax assets on a quarterly basis. In completing this evaluation, the Company considers all available evidence in order to determine whether, based on the weight of the evidence a valuation allowance is necessary. As of March 31, 2017, we believe that it is more likely than not that the U.S. deferred tax assets will be realized. If the U.S. business continues to experience losses through 2017, management may determine a valuation allowance against the U.S. deferred tax assets is necessary, which would result in significant tax expense in the period recognized, as well as subsequent periods.
The effective income tax rate was 13.5% and 25.3% for the three months ended March 31, 2017 and 2016, respectively. The lower effective income tax rate in 2017 is driven by the recognition of the income tax benefits associated with stock awards issued in the first quarter of 2017.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

For domestic taxes, there were no cash payments made during the three months ended March 31, 2017 and $0.9 million of cash payments made during the three months ended March 31, 2016. During the three months ended March 31, 2017 and 2016, the Company paid cash for foreign taxes of $0.7 million and $0.6 million, respectively.
13. Subsequent Events
In April 2017, the Board of Directors authorized a share repurchase program of up to 1.5 million shares of the Company’s issued and outstanding common stock during the period beginning on May 5, 2017 and ending May 5, 2020 (the “Buyback Program”). The Buyback Program provides for share purchases in the open market or otherwise, depending on share price, market conditions and other factors, as determined by the Company.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition contains forward-looking statements regarding industry outlook and our expectations regarding the performance of our business. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under the heading “Forward-Looking Statements,” at the beginning of this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the Company’s reports on file with the Securities and Exchange Commission, as well as our Annual Report on Form 10-K for the year ended December 31, 2016 (See Item 1A. Risk Factors).
Overview
We are a leading designer, manufacturer and distributor of a wide variety of high-quality, custom-engineered towing, trailering, cargo management and other related accessory products on a global basis, serving the automotive aftermarket, retail and OE channels.
On October 4, 2016, we completed our acquisition of Westfalia Group. The Westfalia Group is a leading global towing company. Headquartered in Rheda-Wiedenbrück, Germany, with operating facilities in 11 countries, it manufactures towing and trailering products, including more than 1,700 different types of towbars, wiring kits and carrier systems for cars and light utility vehicles. It holds in excess of 300 issued patents and published patent applications protecting its unique line of towing and trailering products. The brands under which it markets its products include Westfalia, Terwa and Siarr. The acquisition of the Westfalia Group positions us as a leading manufacturer of towing and trailering equipment in Europe and further complements our broad portfolio.
Our business is comprised of three reportable segments: Horizon Americas, Horizon Europe-Africa, and Horizon Asia-Pacific. Horizon Americas has historically operated primarily in North America, and we believe has been a leader in towing and trailering-related products sold through retail, aftermarket, OE and e-commerce channels. In recent years, Horizon Americas expanded its geographic footprint into the South American market. Horizon Europe-Africa and Horizon Asia-Pacific focuses their sales and manufacturing efforts outside of North and South America, historically operating primarily in Australia and Europe, respectively, and we believe have been leaders in towing related products sold through the OE and aftermarket channels. We have expanded our footprint into New Zealand, Thailand, the United Kingdom, and South Africa. We are in the early stages of our development in these markets, initially focusing primarily on supporting OE customers.
Our products are used in two primary categories across the world: commercial applications, or “Work”, and recreational activities, or “Play”. Some of the markets in our Work category include agricultural, automotive, construction, fleet, industrial, marine, military, mining and municipalities. Some of the markets in our Play category include equestrian, power sports, recreational vehicle, specialty automotive, truck accessory and other specialty towing applications.
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
We report shipping and handling expenses associated with our Horizon Americas reportable segment’s distribution network as an element of selling, general and administrative expenses in our condensed consolidated statements of income (loss). As such, gross margins for the Horizon Americas reportable segment may not be comparable to those of our Horizon Asia-Pacific and Horizon Europe-Africa segments, which primarily rely on third-party distributors, for which all costs are included in cost of sales.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	As a Percentage of Net Sales	2016	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Horizon Americas	$97,830	48.1%	$110,620	75.7%
Horizon Europe-Africa	78,540	38.6%	12,710	8.7%
Horizon Asia-Pacific	26,910	13.2%	22,780	15.6%
Total	$203,280	100.0%	$146,110	100.0%
Gross Profit
Horizon Americas	$26,680	27.3%	$30,580	27.6%
Horizon Europe-Africa	12,560	16.0%	2,050	16.1%
Horizon Asia-Pacific	6,150	22.9%	4,980	21.9%
Total	$45,390	22.3%	$37,610	25.7%
Selling, General and Administrative Expenses
Horizon Americas	$21,500	22.0%	$20,450	18.5%
Horizon Europe-Africa	13,000	16.6%	1,770	13.9%
Horizon Asia-Pacific	3,070	11.4%	2,720	11.9%
Corporate	8,550	N/A	4,750	N/A
Total	$46,120	22.7%	$29,690	20.3%
Net Gain (Loss) on Disposition of Property and Equipment
Horizon Americas	$—	—%	$(110)	(0.1%)
Horizon Europe-Africa	70	0.1%	20	0.2%
Horizon Asia-Pacific	—	—%	(20)	(0.1%)
Total	$70	—%	$(110)	(0.1%)
Operating Profit (Loss)
Horizon Americas	$5,160	5.3%	$10,020	9.1%
Horizon Europe-Africa	(350)	(0.4)%	310	2.4%
Horizon Asia-Pacific	3,070	11.4%	2,230	9.8%
Corporate	(8,540)	N/A	(4,750)	N/A
Total	$(660)	(0.3)%	$7,810	5.3%
Depreciation and Amortization
Horizon Americas	$2,640	2.7%	$2,920	2.6%
Horizon Europe-Africa	2,130	2.7%	440	3.5%
Horizon Asia-Pacific	960	3.6%	990	4.3%
Corporate	70	N/A	20	N/A
Total	$5,800	2.9%	$4,370	3.0%

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016
Overall, net sales increased approximately $57.2 million, or 39.1%, to $203.3 million in the three months ended March 31, 2017, as compared with $146.1 million in the three months ended March 31, 2016. During the first quarter of 2017, net sales within our Horizon Europe-Africa reportable segment increased $65.8 million primarily driven by our fourth quarter 2016 acquisition of the Westfalia Group, which added net sales of $66.7 million to Horizon Europe-Africa’s results. Net sales within our Horizon Asia-Pacific reportable segment increased by $4.1 million primarily due to increased volumes with existing and new customers. In our Horizon Americas reportable segment, net sales decreased $12.8 million driven by decreased sales volumes across most of our channels which was partially offset by an increase in net sales in our industrial channel and favorable currency exchange.
Gross profit margin (gross profit as a percentage of net sales) approximated 22.3% and 25.7% for the three months ended March 31, 2017 and 2016, respectively. The overall decrease in gross profit margin primarily relates to our Horizon Americas reportable segment which was negatively impacted by lower sales volumes. The decrease in gross profit margin was partially offset by an improvement in our Horizon Europe-Africa reportable segment, primarily due to the acquisition of the Westfalia Group, and an improvement in our Horizon Asia-Pacific reportable segment, driven by increased volumes, productivity initiatives and lower input costs impacted by the strengthening Australian dollar.
Operating profit margin (operating profit as a percentage of net sales) approximated (0.3)% and 5.3% in the three months ended March 31, 2017 and 2016, respectively. Operating profit decreased approximately $8.5 million, or 108.5%, to an operating loss of $0.7 million in the three months ended March 31, 2017, from operating profit of $7.8 million in the three months ended March 31, 2016, primarily due to lower sales volumes and higher people costs in our Horizon Americas reportable segment and acquisition related expenses in our Horizon Europe-Africa reportable segment. Further, corporate expenses included in operating profit (loss) increased primarily due to the acquisition of Westfalia Group and other professional fees. These negative impacts were partially offset by increased volumes within certain of our channels in our Horizon Asia-Pacific segment.
Interest expense increased approximately $1.6 million, to $5.9 million, in the three months ended March 31, 2017, as compared to $4.3 million in the three months ended March 31, 2016, primarily due to additional interest and amortization of debt discount and issuance costs related to our convertible notes issued during the first quarter of 2017.
Other expense, net remained flat at $0.6 million in the three months ended March 31, 2017 and 2016, respectively.
The effective income tax rate for the three months ended March 31, 2017 and 2016 was 13.5% and 25.3%, respectively. The lower effective income tax rate in 2017 is driven by the recognition of the income tax benefits associated with stock awards issued in the first quarter of 2017.
Net income decreased approximately $12.4 million to a net loss of $10.2 million in the three months ended March 31, 2017, from net income of $2.2 million in the three months ended March 31, 2016. The decrease was primarily the result of a $8.5 million decrease in operating profit driven by lower sales volumes and acquisition related transaction costs. The remaining decrease was primarily as a result of a $4.6 million loss on extinguishment of debt due to a prepayment made on our Term B Loan in the first quarter of 2017.
See below for a discussion of operating results by segment.
Horizon Americas.    Net sales decreased approximately $12.8 million, or 11.6%, to $97.8 million in the three months ended March 31, 2017, as compared to $110.6 million in the three months ended March 31, 2016. Net sales declined in all of our market channels, except for our industrial channel. Net sales in our aftermarket channel decreased by approximately $7.8 million, primarily due to order processing challenges we faced as we completed the integration our new ERP system during the quarter, causing delays in order placement until late first quarter 2017 and early second quarter 2017. Net sales in our retail channel decreased approximately $2.0 million. Point of sale weakness at our retail customers, across their product lines, resulted in lower sales levels within the channel as they reduced the inventory levels they carry of our products. Net sales in our automotive OE channel decreased approximately $1.8 million, primarily due to decreased volumes quarter-over-quarter as the first quarter of 2016 benefited from increased volumes from the launch of a new program with a major customer. Partially offsetting this decrease were increases in volumes on existing programs with other customers. Net sales in our e-commerce channel decreased by approximately $1.6 million primarily due to reduced sales to certain customers who did not maintain channel pricing discipline. These decreases were partially offset by a small increase in our industrial channel and favorable currency exchange as the Brazilian real strengthened in relation to the U.S. dollar.
Horizon Americas’ gross profit decreased approximately $3.9 million to $26.7 million, or 27.3% of net sales, in the three months ended March 31, 2017, from approximately $30.6 million, or 27.6% of net sales, in the three months ended March 31, 2016. The primary factor impacting gross profit was lower sales volumes. Further impacting gross profit margin was an unfavorable product sales mix within our automotive OE channel, as sales of our higher margin brake controllers and heavy duty towing products were lower quarter-over-quarter. Gross profit margin was also impacted by approximately $1.2 million of unfavorable commodity prices and freight costs, which were offset by approximately $1.3 million in cost savings due to the consolidation of Horizon Americas’ manufacturing facilities in 2016.
Selling, general and administrative expenses increased approximately $1.0 million to $21.5 million, or 22.0% of net sales, in the three months ended March 31, 2017, as compared to $20.5 million, or 18.5% of net sales, in the three months ended March 31, 2016. Selling, general and administrative expenses increased due to increases in people costs of $0.8 million related to marketing and product design in support of growth initiatives within our e-commerce and retail channels, as well as $0.3 million related to the implementation of the new ERP system. Selling, general and administrative expenses as a percent of net sales was further negatively impacted by lower sales volumes in the quarter.
Horizon Americas’ operating profit decreased approximately $4.9 million to $5.2 million, or 5.3% of net sales, in the three months ended March 31, 2017, as compared to $10.0 million, or 9.1% of net sales, in the three months ended March 31, 2016. Operating profit margin decreased primarily due to lower sales volumes and higher people costs resulting from in-process growth initiatives.
Horizon Europe-Africa.    Net sales increased approximately $65.8 million, or 517.9%, to $78.5 million in the three months ended March 31, 2017, compared to $12.7 million in the three months ended March 31, 2016. Approximately $66.7 million of the increase is attributable to the acquisitions completed in the fourth quarter of 2016, most notably the Westfalia Group. Net sales increased approximately $1.1 million in our United Kingdom business driven by increased automotive OE sales due to a new product launch with an existing customer and higher sales levels with our aftermarket warehouse distribution customers. This increase is partly offset by a decrease of $0.9 million in Germany due to lower sales levels with an automotive OE customer and $0.6 million in South Africa as a result of a temporary plant shut down by an automotive OE customer. Net sales were further impacted by approximately $0.6 million of unfavorable currency exchange primarily due to the weakened British pound.
Horizon Europe-Africa’s gross profit increased approximately $10.5 million to $12.6 million, or 16.0% of net sales, in the three months ended March 31, 2017, from approximately $2.1 million, or 16.1% of net sales, in the three months ended March 31, 2016. Approximately $11.7 million of the increase is attributable to the acquisitions mentioned above. Gross profit decreased $0.9 million due to an unfavorable change in customer mix in the United Kingdom and lower labor productivity in Germany caused by a project delay with an automotive OE customer. The remainder of the change is due to unfavorable currency exchange.
Selling, general and administrative expenses increased approximately $11.2 million to $13.0 million, or 16.6% of net sales, in the three months ended March 31, 2017, as compared to $1.8 million, or 13.9% of net sales, in the three months ended March 31, 2016. Approximately $11.0 million of the increase is attributable to the aforementioned acquisitions, which includes $1.7 million of depreciation and amortization related to purchase accounting and $1.5 million of severance and acquisition related costs. The remainder of the change is due to higher severance costs in the other businesses within the region in connection with the Westfalia Group integration, partially offset by favorable currency exchange.
Horizon Europe-Africa’s operating profit decreased approximately $0.7 million to a loss of $0.4 million, or 0.4% of net sales, in the three months ended March 31, 2017, as compared to $0.3 million, or 2.4% of net sales, in the three months ended March 31, 2016, primarily due to severance and acquisition related costs.
Horizon Asia-Pacific.    Net sales increased approximately $4.1 million, or 18.1%, to $26.9 million in the three months ended March 31, 2017, compared to $22.8 million in the three months ended March 31, 2016. Automotive OE net sales increased $1.7 million due to increased volumes on existing programs. The increase in net sales in our industrial channel is primarily due to $1.6 million of net sales with a new customer. The remainder of the increase is primarily due to favorable currency exchange as the Australian dollar, Thai baht, and New Zealand dollar strengthened in relation to the U.S. dollar.
Horizon Asia-Pacific’s gross profit increased approximately $1.2 million to $6.2 million, or 22.9% of net sales, in the three months ended March 31, 2017, from approximately $5.0 million, or 21.9% of net sales, in the three months ended March 31, 2016. The increase in gross profit is primarily driven by the increased sales volumes. Gross profit margin was further positively impacted by the results of productivity initiatives and lower input costs in our Australian business as the Australian dollar has strengthened compared to the first quarter of 2016.
Selling, general and administrative expenses increased approximately $0.4 million to $3.1 million, or 11.4% of net sales, in the three months ended March 31, 2017, as compared to $2.7 million, or 11.9% of net sales, in the three months ended March 31, 2016. The increase in selling, general and administrative expenses is primarily due to increased people costs in support of growth initiatives.
Horizon Asia-Pacific’s operating profit increased approximately $0.8 million to $3.1 million, or 11.4% of net sales, in the three months ended March 31, 2017, as compared to $2.2 million, or 9.8% of net sales, in the three months ended March 31, 2016, primarily due to increased volumes within our automotive OE and industrial channels.

Corporate Expenses.   Corporate expenses included in operating profit increased approximately $3.8 million to $8.5 million in the three months ended March 31, 2017, as compared to $4.8 million in the three months ended March 31, 2016. The increase in 2017 primarily relates to $2.3 million of costs incurred related to the acquisition of the Westfalia Group, as well as increased professional fees incurred related to various human resource, information technology, and compliance initiatives.
Liquidity and Capital Resources
Our capital and working capital requirements are funded through a combination of cash flows from operations, cash on hand and various borrowings and factoring arrangements described below, including our ABL Facility. We utilize intercompany loans and equity contributions to fund our worldwide operations. See Note 6, “Long-term Debt” included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” within this quarterly report on Form 10-Q. As of March 31, 2017 and December 31, 2016, there was $25.0 million and $20.2 million, respectively, of cash held at foreign subsidiaries. There may be country specific regulations that may restrict or result in increased costs in the repatriation of these funds.
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
Cash Flows - Operating Activities
Net cash used for operating activities was approximately $40.1 million during three months ended March 31, 2017 compared to approximately $23.6 million during the three months ended March 31, 2016. During the three months ended March 31, 2017, the Company generated $5.4 million in cash flows, based on the reported net loss of $10.2 million and after considering the effects of non-cash items related to gains on dispositions of property and equipment, depreciation, amortization, stock compensation, changes in deferred income taxes, loss on extinguishment of debt, amortization of original issue discount and debt issuance costs, and other, net. During the three months ended March 31, 2016, the Company generated $9.3 million based on the reported net income of $2.2 million and after considering the effects of similar non-cash items.
Changes in operating assets and liabilities used approximately $45.5 million and $32.9 million of cash during the three months ended March 31, 2017 and 2016, respectively. Increases in accounts receivable resulted in a use of cash of $23.7 million and $21.1 million during the three months ended March 31, 2017 and 2016, respectively. The increases in accounts receivable for both periods is a result of higher sales activity during the first quarter compared to the fourth quarter due to seasonality. The use of cash in 2017 was higher due to timing of sales activity, as more sales were made during the end of the quarter when compared to the first quarter of 2016.
Changes in inventory resulted in a use of cash of approximately $8.2 million during the three months ended March 31, 2017 and a source of cash of approximately $5.1 million during the three months ended March 31, 2016. The increase in inventory during the first quarter of 2017 is a result of timing of sales of our Horizon Americas segment, as order processing issues with the implementation of a new ERP delayed sales into late first quarter 2017 and early second quarter 2017. The inventory decline in 2016 is due the timing of purchases and stronger first quarter sales.
Changes in accounts payable and accrued liabilities resulted in a use of cash of approximately $12.9 million during the three months ended March 31, 2017 compared to a use of cash of approximately $14.8 million during the three months ended March 31, 2016. The decrease in accounts payable and accrued liabilities during the three months ended March 31, 2017 and 2016 is primarily related to the timing of payments made to suppliers, mix of vendors and related terms, as well as decreases in certain compensation accruals primarily related to bonus payments.
Cash Flows - Investing Activities
Net cash used for investing activities during the three months ended March 31, 2017 and 2016 was approximately $7.4 million and $3.3 million, respectively. During the first three months of 2017, we invested approximately $7.5 million in capital expenditures, as we have continued our investment in growth, capacity and productivity-related capital projects, including several projects in the newly acquired Westfalia Group. Cash received from the disposition of property and equipment was approximately $0.1 million primarily due to the sale of assets in Sweden. During the first three months of 2016, we incurred approximately $3.4 million in capital expenditures and received cash from the disposition of property and equipment of approximately $0.1 million resulting from the sale of assets in Europe and South Africa.

Cash Flows - Financing Activities
Net cash provided by financing activities was approximately $26.8 million and $21.9 million during the three months ended March 31, 2017 and 2016, respectively. During the first three months of 2017, our net borrowings from our ABL Facility totaled $20.0 million. We used cash of approximately $183.9 million for repayments on our Term B Loan. Other cash flows from financing activities were proceeds of $120.9 million from the issuance of our Convertible Notes, net of issuance costs; proceeds of $79.9 million from the issuance of common stock, net of offering costs; proceeds of $20.9 million from the issuance of Warrants, net of issuance costs; and a use of cash of $29.7 million for the payments on Convertible Note Hedges, net of issuance costs. During the first three months of 2016, our net borrowings from our ABL Facility totaled $25.0 million. We also used net cash amount of approximately $2.5 million for repayments on our Term B Loan.
Factoring Arrangements
We have factoring arrangements with financial institutions to sell certain accounts receivable under non-recourse agreements. Total receivables sold under the factoring arrangements was approximately $18.2 million as of March 31, 2017. The Company had no factoring arrangements for the three months ended March 31, 2016. We utilize factoring arrangements as part of our financing for working capital. The costs of participating in these arrangements are immaterial to our results.
Our Debt and Other Commitments
We and certain of our subsidiaries are party to the ABL Facility, an asset-based revolving credit facility, that provides for $99.0 million of funding on a revolving basis, as well as a Term B Loan under which we borrowed an aggregate of $352.0 million. The ABL Facility matures in June 2020 and bears interest on outstanding balances at variable rates as outlined in the agreement, while the Term B Loan matures in June 2021 and bears interest at variable rates in accordance with the credit agreement.
During the first quarter of 2017, we completed an underwritten public offering of $125.0 million aggregate principal amount of Convertible Notes. The Convertible Notes mature on July 1, 2022 unless earlier converted in accordance with the terms prior to such date, and bears interest at a rate of 2.75% per annum. We used net proceeds from the Convertible Notes offering, along with proceeds from the issuance of common stock, also completed in the first quarter of 2017, to prepay $177.0 million of the Term B Loan. Additionally, on March 31, 2017, we entered into the Third Amendment to the Term B Loan. This amendment allowed us to repay the existing Original Term B Loan and Incremental Term Loans and provided for the Replacement Term Loan which reduced the required principal payments by $2.7 million per quarter and reduced the interest rate by 1.5% per annum. Refer to Note 6, “Long-term Debt,” in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this quarterly report on Form 10-Q for additional information.
As of March 31, 2017, approximately $20.0 million was outstanding on the ABL Facility bearing interest at a weighted average rate of 2.6% and $155.4 million was outstanding on the Term B Loan bearing interest at 5.5%. The Company had $55.5 million in availability under the ABL Facility as of March 31, 2017.
The agreements governing the ABL Facility and Term B Loan contain various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including restrictions on incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The ABL Facility does not include any financial maintenance covenants other than a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing twelve-month basis, which will be tested only upon the occurrence of an event of default or certain other conditions as specified in the agreement. The Term B Loan contains customary negative covenants, and also contains a financial maintenance covenant which requires us to maintain a net leverage ratio not exceeding 5.25 to 1.00 through the fiscal quarter ending September 30, 2017, 5.00 to 1.00 through the fiscal quarter ending March 31, 2018, 4.75 to 1.00 through the fiscal quarter ending September 30, 2018; and thereafter, 4.50 to 1.00. As of March 31, 2017, we were in compliance with our financial covenants contained in the ABL Facility and the Term B Loan, respectively.
Our Australian subsidiary is party to a facility agreement consisting of an approximately $11.4 million revolving trade finance facility, which matures on November 30, 2017, is subject to interest at Bank Bill Swap rate plus 1.9% and is secured by substantially all the assets of the subsidiary. No amounts were outstanding under this agreement as of March 31, 2017 and December 31, 2016. Borrowings under this arrangement are also subject to financial and reporting covenants. Financial covenants include a working capital coverage ratio (working capital over total debt), a minimum tangible net worth calculation (total assets plus subordinated debt, less liabilities, intangible assets and goodwill) and an interest coverage ratio (EBIT over gross interest cost). We were in compliance with such covenants for all periods presented.
We are subject to variable interest rates on our Term B Loan and ABL Facility. At March 31, 2017, 1-Month LIBOR and 3-Month LIBOR approximated 0.98% and 1.15%, respectively.

Principal payments required under the Term B Loan are $1.9 million due each calendar quarter, with the remaining principal due on maturity, June 30, 2021. We are also required to make prepayments of outstanding term loans under the Term B Loan in an amount up to 50.0% of our excess cash flow for such fiscal year, as defined, subject to adjustments based on our leverage ratio and optional prepayments of term loans and certain other indebtedness.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases and annual rent expense related thereto approximated $16.8 million for the year ended December 31, 2016. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.
The following is a reconciliation of net income (loss), as reported, which is a U.S. GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our credit agreement, for the twelve months ended March 31, 2017. We present Consolidated Bank EBITDA to show our performance under our financial covenants.

		Less:	Add:
	Year Ended December 31, 2016	Three Months Ended March 31, 2016	Three Months Ended March 31, 2017	Twelve Months Ended March 31, 2017
	(dollars in thousands)
Net income (loss) attributable to Horizon Global	$(12,360)	$2,190	$(9,860)	$(24,410)
Bank stipulated adjustments:
Interest expense, net (as defined)	20,080	4,270	5,890	21,700
Income tax expense (benefit)	(3,730)	740	(1,580)	(6,050)
Depreciation and amortization	18,220	4,370	5,800	19,650
Extraordinary charges	6,830	—	—	6,830
Non-cash compensation expense(a)	3,860	860	930	3,930
Other non-cash expenses or losses	16,460	310	180	16,330
Pro forma EBITDA of permitted acquisition	13,910	7,030	—	6,880
Interest-equivalent costs associated with any Specified Vendor Receivables Financing	1,200	220	180	1,160
Debt extinguishment costs	—	—	4,640	4,640
Items limited to 25% of consolidated EBITDA:
Non-recurring expenses (b)	4,190	370	—	3,820
Acquisition integration costs (c)	4,290	—	4,270	8,560
Synergies related to permitted acquisition (d)	12,500	—	(1,640)	10,860
EBITDA limitation for non-recurring expenses (e)	(4,860)	—	(5,710)	(10,570)
Consolidated Bank EBITDA, as defined	$80,590	$20,360	$3,100	$63,330

	March 31, 2017
	(dollars in thousands)
Total Consolidated Indebtedness, as defined	$242,970
Consolidated Bank EBITDA, as defined	63,330
Actual leverage ratio	3.84	x
Covenant requirement	5.25	x
______________________

(a)	Non-cash compensation expenses resulting from the grant of restricted units of common stock and common stock options.

(b)
Under our credit agreement, cost and expenses related to cost savings projects, including restructuring and severance expenses, are not to exceed $5 million in any fiscal year and $20 million in aggregate, commencing on or after January 1, 2015.

(c)	Under our credit agreement, costs and expenses related to the integration of the Westfalia Group acquisition are not to exceed $10 million in any fiscal year and $30 million in aggregate.

(d)
Under our credit agreement, the add back for the amount of reasonably identifiable and factually supportable “run rate” cost savings, operating expense reductions, and other synergies cannot exceed $12.5 million for the Westfalia Group acquisition.

(e)	The amounts added to Consolidated Net Income pursuant to items in notes b-d shall not exceed 25% of Consolidated EBITDA, excluding these items, for such period.

Refer to Note 6, “Long-term Debt,” in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this quarterly report on Form 10-Q for additional information.
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor’s and Moody’s. On January 30, 2017, Moody’s upgraded our prior rating of B2 to B1 for our $149 million ($352 million at time of rating, including the $152 million add-on) Term B Loan, as presented in Note 6, “Long-term Debt” included in Part I, Item I, “Notes to Condensed Consolidated Financial Statements” within this quarterly report on Form 10-Q. Moody’s also maintained a B2 to our corporate family rating and our outlook as stable. On January 26, 2017, Standard & Poor’s raised its corporate credit rating from B to B+ for our $149 million ($352 million at the time of the rating, including the $152 million add-on) senior secured term loan. Standard & Poor’s also maintained our B corporate credit rating and outlook as stable, while assigning a B- rating to our then proposed (at time of rating) Convertible Notes. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
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
We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of March 31, 2017, we were party to forward contracts and a cross currency swap, to hedge changes in foreign currency exchange rates, with notional amounts of approximately $28.3 million and $120.0 million, respectively. See Note 7, “Derivative Instruments,” included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” within this quarterly report on Form 10-Q.
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
Impact of New Accounting Standards
See Note 2, “New Accounting Pronouncements,” included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” within this quarterly report on Form 10-Q.

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
During the quarter ended March 31, 2017, there were no material changes to the items that we disclosed as our critical accounting policies in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Emerging growth companies may elect to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to “opt out” of such extended transition period, and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for companies that are not “emerging growth companies.” Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to market risk associated with fluctuations in foreign currency exchange rates. We are also subject to interest risk as it relates to long-term debt. See Part I, Item 2, “Management’s Discussion and Analysis of

Financial Condition and Results of Operations,” for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 6, “Long-term Debt,” and Note 7, “Derivative Instruments,” in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this quarterly report on Form 10-Q for additional information.
Item 4.    Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Evaluation of disclosure controls and procedures
As of March 31, 2017, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company’s disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
During the Company’s most recent fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
We are subject to claims and litigation in the ordinary course of business, but we do not believe that any such claim or litigation is likely to have a material adverse effect on our financial position and results of operations or cash flows.
Item 1A.    Risk Factors
A discussion of our risk factors can be found in the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2016. The information below includes additional risks relating to our issuance of Convertible Notes and our transactions in Convertible Note Hedges and Warrants. The risks described below could materially affect our business, financial condition or future results.
The conditional conversion features of our 2.75% Convertible Senior Notes due 2022, if triggered, may adversely affect our financial condition.
In the event the conditional conversion features of the Convertible Notes are triggered, holders of the Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option.  If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock, we would be required to make cash payments to satisfy all or a portion of our conversion obligation based on the conversion rate, which could adversely affect our liquidity.  In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital.
The convertible note hedge and warrant transactions that we entered into in connection with the offering of the Convertible Senior Notes due 2022 may affect the value of the Convertible Notes and our common stock.
In connection with the offering of the Convertible Notes, we entered into convertible note hedge transactions with certain option counterparties.  The Convertible Note Hedges are expected generally to reduce the potential dilution upon conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be.  We also entered into warrant transactions with each option counterparty.  The Warrants could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the Warrants.  In connection with establishing its initial hedge of the Convertible Note Hedges and Warrants, each option counterparty or an affiliate thereof may have entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the Convertible Notes.  This activity could increase (or reduce the size of any decrease in) the market price of our common stock or the Convertible Notes at that time.  In addition, each option counterparty or an affiliate thereof may modify its hedge position by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Convertible Notes (and is likely to do so during any observation period related to a conversion of the Convertible Notes).  This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Convertible Notes.  In addition, if any such Convertible Note Hedges and Warrants fail to become effective, each option counterparty may unwind its hedge position with respect to our common stock, which could adversely affect the value of our common stock and the value of the Convertible Notes.
We are subject to counterparty risk with respect to the convertible note hedge transactions.
Each option counterparty to the Convertible Note Hedges is a financial institution, and we will be subject to the risk that it might default under the Convertible Note Hedges.  Our exposure to the credit risk of an option counterparty will not be secured by any collateral.  Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions.  If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with the option counterparty.  Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price and in the volatility of our common stock.  In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock.  We can provide no assurances as to the financial stability or viability of any option counterparty.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits.
Exhibits Index:

3.1(b)	Amended and Restated Certificate of Incorporation of Horizon Global Corporation.
3.2(a)	Amended and Restated By-laws of Horizon Global Corporation.
4.1(c)	Indenture, dated as of February 1, 2017, by and between the Company and Wells Fargo Bank, National Association, as Trustee.
4.2(c)	First Supplemental Indenture, dated as of February 1, 2017, by and between the Company and Wells Fargo Bank, National Association, as Trustee.
10.1(c)	Base Call Option Confirmation, dated as of January 26, 2017, by and between the Company and JPMorgan Chase Bank, National Association, London Branch.
10.2(c)	Additional Call Option Confirmation, dated as of January 27, 2017, by and between the Company and JPMorgan Chase Bank, National Association, London Branch.
10.3(c)	Base Warrant Confirmation, dated as of January 26, 2017, by and between the Company and JPMorgan Chase Bank, National Association, London Branch.
10.4(c)	Additional Warrant Confirmation, dated as of January 27, 2017, by and between the Company and JPMorgan Chase Bank, National Association, London Branch.
10.5(c)	Base Call Option Confirmation, dated as of January 26, 2017, by and between the Company and Wells Fargo Bank, National Association.
10.6(c)	Additional Call Option Confirmation, dated as of January 27, 2017, by and between the Company and Wells Fargo Bank, National Association.
10.7(c)	Base Warrant Confirmation, dated as of January 26, 2017, by and between the Company and Wells Fargo Bank, National Association.
10.8(c)	Additional Warrant Confirmation, dated as of January 27, 2017, by and between the Company and Wells Fargo Bank, National Association.
10.9(c)	Base Call Option Confirmation, dated as of January 26, 2017, by and between the Company and Bank of America, N.A.
10.10(c)	Additional Call Option Confirmation, dated as of January 27, 2017, by and between the Company and Bank of America, N.A.
10.11(c)	Base Warrant Confirmation, dated as of January 26, 2017, by and between the Company and Bank of America, N.A.
10.12(c)	Additional Warrant Confirmation, dated as of January 27, 2017, by and between the Company and Bank of America, N.A.
10.13(d)
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

10.14(d)
Second Amendment, dated as of January 11, 2017, to the Term Loan Credit Agreement, dated as of June 30, 2015, among Horizon Global Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.

10.15
2017 Replacement Term Loan Agreement (Third Amendment to Credit Agreement), dated as of March 31, 2017, among Horizon Global Corporation, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-1/A filed on June 11, 2015 (Reg. No. 333-203138).
(b)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 11, 2015 (File No. 001-37427).
(c)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on February 1, 2017 (File No. 001-37427).
(d)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed on March 10, 2017 (File No. 001-37427).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON GLOBAL CORPORATION (Registrant)

/s/ DAVID G. RICE

Date:	May 4, 2017	By:	David G. Rice Chief Financial Officer

Exhibits Index:

3.1(b)	Amended and Restated Certificate of Incorporation of Horizon Global Corporation.
3.2(a)	Amended and Restated By-laws of Horizon Global Corporation.
4.1(c)	Indenture, dated as of February 1, 2017, by and between the Company and Wells Fargo Bank, National Association, as Trustee.
4.2(c)	First Supplemental Indenture, dated as of February 1, 2017, by and between the Company and Wells Fargo Bank, National Association, as Trustee.
10.1(c)	Base Call Option Confirmation, dated as of January 26, 2017, by and between the Company and JPMorgan Chase Bank, National Association, London Branch.
10.2(c)	Additional Call Option Confirmation, dated as of January 27, 2017, by and between the Company and JPMorgan Chase Bank, National Association, London Branch.
10.3(c)	Base Warrant Confirmation, dated as of January 26, 2017, by and between the Company and JPMorgan Chase Bank, National Association, London Branch.
10.4(c)	Additional Warrant Confirmation, dated as of January 27, 2017, by and between the Company and JPMorgan Chase Bank, National Association, London Branch.
10.5(c)	Base Call Option Confirmation, dated as of January 26, 2017, by and between the Company and Wells Fargo Bank, National Association.
10.6(c)	Additional Call Option Confirmation, dated as of January 27, 2017, by and between the Company and Wells Fargo Bank, National Association.
10.7(c)	Base Warrant Confirmation, dated as of January 26, 2017, by and between the Company and Wells Fargo Bank, National Association.
10.8(c)	Additional Warrant Confirmation, dated as of January 27, 2017, by and between the Company and Wells Fargo Bank, National Association.
10.9(c)	Base Call Option Confirmation, dated as of January 26, 2017, by and between the Company and Bank of America, N.A.
10.10(c)	Additional Call Option Confirmation, dated as of January 27, 2017, by and between the Company and Bank of America, N.A.
10.11(c)	Base Warrant Confirmation, dated as of January 26, 2017, by and between the Company and Bank of America, N.A.
10.12(c)	Additional Warrant Confirmation, dated as of January 27, 2017, by and between the Company and Bank of America, N.A.
10.13(d)
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

10.14(d)
Second Amendment, dated as of January 11, 2017, to the Term Loan Credit Agreement, dated as of June 30, 2015, among Horizon Global Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.

10.15
2017 Replacement Term Loan Agreement (Third Amendment to Credit Agreement), dated as of March 31, 2017, among Horizon Global Corporation, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-1/A filed on June 11, 2015 (Reg. No. 333-203138).
(b)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 11, 2015 (File No. 001-37427).
(c)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on February 1, 2017 (File No. 001-37427).
(d)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed on March 10, 2017 (File No. 001-37427).