Form 10-Q
period 2017-06-30
Horizon Global Corp
filed 2017-08-01
CIK 1637655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 28, 2017, the number of outstanding shares of the Registrant’s common stock, par value $0.01 per share, was 24,936,110 shares.

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

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,570	$50,240
Receivables, net of reserves of approximately $4.1 million and $3.8 million at June 30, 2017 and December 31, 2016, respectively	121,600	77,570
Inventories	156,620	146,020
Prepaid expenses and other current assets	13,680	12,160
Total current assets	331,470	285,990
Property and equipment, net	104,550	93,760
Goodwill	134,380	120,190
Other intangibles, net	85,770	86,720
Deferred income taxes	9,270	9,370
Other assets	10,060	17,340
Total assets	$675,500	$613,370
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$11,720	$22,900
Accounts payable	121,240	111,450
Accrued liabilities	63,640	63,780
Total current liabilities	196,600	198,130
Long-term debt	269,170	327,040
Deferred income taxes	29,390	25,730
Other long-term liabilities	29,510	30,410
Total liabilities	524,670	581,310
Commitments and contingent liabilities	—	—
Shareholders' equity:
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 25,011,541 shares at June 30, 2017 and 20,899,959 shares at December 31, 2016	250	210
Paid-in capital	157,330	54,800
Treasury stock, at cost: 570,365 shares at June 30, 2017 and no shares at December 31, 2016	(8,360)	—
Accumulated deficit	(3,910)	(14,310)
Accumulated other comprehensive income (loss)	6,400	(8,340)
Total Horizon Global shareholders' equity	151,710	32,360
Noncontrolling interest	(880)	(300)
Total shareholders' equity	150,830	32,060
Total liabilities and shareholders' equity	$675,500	$613,370
The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited—dollars in thousands, except for per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net sales	$253,590	$167,760	$456,870	$313,870
Cost of sales	(185,920)	(122,050)	(343,810)	(230,550)
Gross profit	67,670	45,710	113,060	83,320
Selling, general and administrative expenses	(43,360)	(31,970)	(89,480)	(61,660)
Impairments	—	(2,240)	—	(2,240)
Net loss on dispositions of property and equipment	(70)	(380)	—	(490)
Operating profit	24,240	11,120	23,580	18,930
Other expense, net:
Interest expense	(5,220)	(4,230)	(11,110)	(8,500)
Loss on extinguishment of debt	—	—	(4,640)	—
Other expense, net	(700)	(560)	(1,250)	(1,170)
Other expense, net	(5,920)	(4,790)	(17,000)	(9,670)
Income before income tax benefit	18,320	6,330	6,580	9,260
Income tax benefit	1,650	1,000	3,230	260
Net income	19,970	7,330	9,810	9,520
Less: Net loss attributable to noncontrolling interest	(290)	—	(590)	—
Net income attributable to Horizon Global	$20,260	$7,330	$10,400	$9,520
Net income per share attributable to Horizon Global:
Basic	$0.80	$0.40	$0.42	$0.53
Diluted	$0.79	$0.40	$0.42	$0.52
Weighted average common shares outstanding:
Basic	25,385,395	18,162,451	24,616,939	18,130,081
Diluted	25,743,077	18,319,068	25,044,653	18,260,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited—dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income	$19,970	$7,330	$9,810	$9,520
Other comprehensive income (loss), net of tax:
Foreign currency translation	5,780	(1,730)	13,500	300
Derivative instruments (Note 7)	270	460	1,250	400
Total other comprehensive income (loss)	6,050	(1,270)	14,750	700
Total comprehensive income	26,020	6,060	24,560	10,220
Less: Comprehensive loss attributable to noncontrolling interest	(280)	—	(580)	—
Comprehensive income attributable to Horizon Global	$26,300	$6,060	$25,140	$10,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited—dollars in thousands)

	Six months ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$9,810	$9,520
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Net loss on dispositions of property and equipment	—	490
Depreciation	6,510	4,990
Amortization of intangible assets	4,960	3,640
Impairment of intangible assets	—	2,240
Amortization of original issuance discount and debt issuance costs	3,240	930
Deferred income taxes	970	(370)
Loss on extinguishment of debt	4,640	—
Non-cash compensation expense	1,830	1,830
Increase in receivables	(40,380)	(23,870)
(Increase) decrease in inventories	(5,570)	12,540
(Increase) decrease in prepaid expenses and other assets	970	(1,580)
Decrease in accounts payable and accrued liabilities	(1,460)	(2,680)
Other, net	(110)	(270)
Net cash provided by (used for) operating activities	(14,590)	7,410
Cash Flows from Investing Activities:
Capital expenditures	(13,340)	(6,670)
Net proceeds from disposition of property and equipment	940	240
Net cash used for investing activities	(12,400)	(6,430)
Cash Flows from Financing Activities:
Proceeds from borrowings on credit facilities	220	39,160
Repayments of borrowings on credit facilities	(2,890)	(37,280)
Repayments of borrowings on Term B Loan, inclusive of transaction costs	(185,800)	(5,000)
Proceeds from ABL Revolving Debt	82,400	81,930
Repayments of borrowings on ABL Revolving Debt	(62,400)	(71,930)
Proceeds from issuance of common stock, net of offering costs	79,920	—
Repurchase of common stock	(8,360)	—
Proceeds from issuance of Convertible Notes, net of issuance costs	120,950	—
Proceeds from issuance of Warrants, net of issuance costs	20,930	—
Payments on Convertible Note Hedges, inclusive of issuance costs	(29,680)	—
Other, net	(240)	(260)
Net cash provided by financing activities	15,050	6,620
Effect of exchange rate changes on cash	1,270	(80)
Cash and Cash Equivalents:
Increase (decrease) for the period	(10,670)	7,520
At beginning of period	50,240	23,520
At end of period	$39,570	$31,040
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,220	$7,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Six Months Ended June 30, 2017
(unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Horizon Global Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
Balance at December 31, 2016	$210	$54,800	$—	$(14,310)	$(8,340)	$32,360	$(300)	$32,060
Net income (loss)	—	—	—	10,400	—	10,400	(590)	9,810
Other comprehensive income, net of tax	—	—	—	—	14,740	14,740	10	14,750
Issuance of common stock, net of issuance costs	40	79,880	—	—	—	79,920	—	79,920
Repurchase of common stock	—	—	(8,360)	—	—	(8,360)	—	(8,360)
Shares surrendered upon vesting of employees' share based payment awards to cover tax obligations	—	(240)	—	—	—	(240)	—	(240)
Non-cash compensation expense	—	1,830	—	—	—	1,830	—	1,830
Issuance of Warrants, net of issuance costs	—	20,930	—	—	—	20,930	—	20,930
Initial equity component of the 2.75% Convertible Senior Notes due 2022, net of issuance costs and tax	—	19,680	—	—	—	19,680	—	19,680
Convertible Note Hedges, net of issuance costs and tax	—	(19,550)	—	—	—	(19,550)	—	(19,550)
Balance at June 30, 2017	$250	$157,330	$(8,360)	$(3,910)	$6,400	$151,710	$(880)	$150,830

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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Accounting Standards Update 2014-09
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU supersedes most of the existing guidance on revenue recognition in ASC Topic 605, “Revenue Recognition” and establishes a broad principle that would require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. The FASB has subsequently issued additional ASUs to clarify certain elements of the new revenue recognition guidance. This guidance is effective for Horizon Global beginning on January 1, 2018 and entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The Company expects to adopt the ASU using a cumulative-effect adjustment as of the date of adoption. Horizon Global is continuing to assess the potential effects of implementing this guidance. Currently, the Company’s analysis conducted to date indicates that the new standard will not have a material impact on the consolidated financial statements.
There are also certain considerations related to internal control over financial reporting that are associated with implementing the new guidance under Topic 606. The Company is currently evaluating its control framework for revenue recognition and identifying any changes that may need to be made in response to the new guidance. Disclosure requirements under the new guidance in Topic 606 have been significantly expanded in comparison to the disclosure requirements under the current guidance. Designing and implementing the appropriate controls over gathering and reporting the information required under Topic 606 is currently in process.
3. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended June 30, 2017 are summarized as follows:

	Horizon Americas	Horizon Asia-Pacific	Horizon Europe-Africa	Total
	(dollars in thousands)
Balance at December 31, 2016	$5,370	$—	$114,820	$120,190
Foreign currency translation and other	(90)	—	14,280	14,190
Balance at June 30, 2017	$5,280	$—	$129,100	$134,380
The gross carrying amounts and accumulated amortization of the Company’s other intangibles as of June 30, 2017 and December 31, 2016 are summarized below. The Company amortizes these assets over periods ranging from three to 25 years.

	June 30, 2017		December 31, 2016
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$68,330	$(30,520)	$66,000	$(28,440)
Customer relationships, 15 – 25 years	105,380	(87,080)	104,690	(84,120)
Total customer relationships	173,710	(117,600)	170,690	(112,560)
Technology and other, 3 – 15 years	19,220	(15,470)	18,410	(14,560)
Trademark/Trade names, <1 year	150	(150)	150	(150)
Total finite-lived intangible assets	193,080	(133,220)	189,250	(127,270)
Trademark/Trade names, indefinite-lived	25,910	—	24,740	—
Total other intangible assets	$218,990	$(133,220)	$213,990	$(127,270)

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Amortization expense related to intangible assets as included in the accompanying condensed consolidated statements of income is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Technology and other, included in cost of sales	$140	$40	$360	$70
Customer relationships & Trademark/Trade names, included in selling, general and administrative expenses	2,250	1,810	4,600	3,570
Total amortization expense	$2,390	$1,850	$4,960	$3,640
4. Inventories
Inventories consist of the following components:

	June 30, 2017	December 31, 2016
	(dollars in thousands)
Finished goods	$93,840	$89,410
Work in process	17,620	16,270
Raw materials	45,160	40,340
Total inventories	$156,620	$146,020
5. Property and Equipment, Net
Property and equipment consists of the following components:

	June 30, 2017	December 31, 2016
	(dollars in thousands)
Land and land improvements	$440	$520
Buildings	23,240	20,120
Machinery and equipment	151,600	138,470
	175,280	159,110
Less: Accumulated depreciation	70,730	65,350
Property and equipment, net	$104,550	$93,760
Depreciation expense included in the accompanying condensed consolidated statements of income is as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Depreciation expense, included in cost of sales	$2,980	$2,070	$5,890	$4,250
Depreciation expense, included in selling, general and administrative expense	300	340	620	740
Total depreciation expense	$3,280	$2,410	$6,510	$4,990

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

6. Long-term Debt
The Company’s long-term debt consists of the following:

	June 30, 2017	December 31, 2016
	(dollars in thousands)
ABL Facility	$20,000	$—
Term B Loan	153,500	337,000
Convertible Notes	125,000	—
Bank facilities, capital leases and other long-term debt	20,660	21,660
	319,160	358,660
Less:
Unamortized debt issuance costs and original issuance discount on Term B Loan	5,730	8,720
Unamortized debt issuance costs and discount on the Convertible Notes	32,540	—
Current maturities, long-term debt	11,720	22,900
Long-term debt	$269,170	$327,040
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
The Convertible Notes are convertible at the option of the holder (i) during any calendar quarter beginning after March 31, 2017, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of such period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (iii) upon the occurrence of specified corporate events; and (iv) on or after January 1, 2022 until close of business on the second scheduled trading day immediately preceding the maturity date. During the second quarter of 2017, no conditions allowing holders of the Convertible Notes to convert have been met as of June 30, 2017. Therefore, the Convertible Notes are not convertible during the third quarter of 2017 and are classified as long-term debt. Should conditions allowing holders of the Convertible Notes to convert be met in the third quarter of 2017 or a future quarter, the Convertible Notes will be convertible at their holders’ option during the immediately following quarter. As of June 30, 2017, the if-converted value of the Convertible Notes did not exceed the principal value of those Convertible Notes.
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
The Company allocated offering costs of $4.0 million to the debt and equity components in proportion to the allocation of proceeds to the components, treating them as debt issuance costs and equity issuance costs, respectively. The debt issuance costs of $3.0 million are being amortized as additional non-cash interest expense using the effective interest method over the contractual term of the Convertible Notes. The Company presents debt issuance costs as a direct deduction from the carrying value of the liability

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

component. The carrying value of the liability component at June 30, 2017, was $92.5 million, including total unamortized debt discount and debt issuance costs of $32.5 million. The $1.0 million portion of offering costs allocated to equity issuance costs was charged to paid-in capital. The carrying amount of the equity component was $19.7 million at June 30, 2017, net of issuance costs and taxes.
Interest expense recognized relating to the contractual interest coupon, amortization of debt discount and amortization of debt issuance costs on the Convertible Notes included in the accompanying condensed consolidated statements of income are as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Contractual interest coupon on convertible debt	$870	$—	$1,430	$—
Amortization of debt issuance costs	$130	$—	$220	$—
Amortization of "equity discount" related to debt	$1,190	$—	$1,990	$—
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
In connection with the issuance of the Convertible Notes, the Company also sold net-share-settled warrants (the “Warrants”) in privately negotiated transactions with the option counterparties for the purchase of up to 5,005,000 shares of its common stock at a strike price of $29.60 per share, for total proceeds of $21.5 million. The Company also recorded the Warrants within shareholders’ equity in accordance with ASC 815-40. The Warrants have customary anti-dilution provisions similar to the Convertible Notes. As a result of the issuance of the Warrants, the Company will experience dilution to its diluted earnings per share if its average closing stock price exceeds $29.60 for any fiscal quarter. The Warrants expire on various dates from October 2022 through February 2023 and must be net-settled in shares of the Company’s common stock. Therefore, upon exercise of the Warrants, the Company will issue shares of its common stock to the purchasers of the Warrants that represent the value by which the price of the common stock exceeds the strike price stipulated within the particular warrant agreement.
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
The ABL Loan Agreement contains customary negative covenants, and does not include any financial maintenance covenants other than a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing twelve-month basis, which will be tested only upon the occurrence of an event of default or certain other conditions as specified in the agreement. At June 30, 2017, the Company was in compliance with its financial covenants contained in the ABL Facility.
Debt issuance costs of approximately $2.5 million were incurred in connection with the entry into and amendment of the ABL Facility. These debt issuance costs will be amortized into interest expense over the contractual term of the loan. The Company recognized approximately $0.1 million and $0.2 million of amortization of debt issuance costs for the three and six months ended June 30, 2017, respectively, and approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2016, respectively, which are included in the accompanying condensed consolidated statements of income. There were $1.6 million and $1.8 million of unamortized debt issuance costs included in other assets in the accompanying condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively.
As of June 30, 2017, there was $20.0 million outstanding under the ABL Facility with a weighted average interest rate of 3.1%. As of December 31, 2016, there were no amounts outstanding under the ABL Facility. Total letters of credit issued were approximately $6.8 million and $7.0 million at June 30, 2017 and December 31, 2016, respectively. The Company had $71.8 million and $68.7 million in availability under the ABL Facility as of June 30, 2017 and December 31, 2016, respectively.
Term Loan
On June 30, 2015, the Company entered into a term loan agreement (“Original Term B Loan”) under which the Company borrowed an aggregate of $200.0 million, which matures on June 30, 2021. On September 19, 2016, the Company entered into the First Amendment to the Original Term B Loan (“Term Loan Amendment”), which amended the Term B Loan to provide for incremental commitments in an aggregate principal amount of $152.0 million (“Incremental Term Loans”) that were extended to the Company on October 3, 2016. The Original Term B Loan and Incremental Term Loans are collectively referred to as “Term B Loan”. On March 31, 2017, the Company entered into the Third Amendment to the Term B Loan (the “Replacement Term Loan Amendment”), which amended the Term B Loan to provide for a new term loan commitment (the “Replacement Term Loan”). The proceeds from the Replacement Term Loan were used to repay in full the outstanding principal amount of the Term B Loan. As a result of the Replacement Term Loan Amendment, the interest rate was reduced by 1.5% per annum. Additionally, quarterly principal payments required under the Original Term B Loan and Term Loan Amendment of $2.5 million and $2.1 million, respectively, were reduced to an aggregate quarterly principal payment of $1.9 million. On and after the Replacement Term Loan Amendment effective date, each reference to “Term B Loan” is deemed to be a reference to the Replacement Term Loan.
The Term B Loan permits the Company to request incremental term loan facilities, subject to certain conditions, in an aggregate principal amount, together with the aggregate principal amount of incremental equivalent debt incurred by the Company, of up to

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
All of the indebtedness under the Term B Loan is and will be guaranteed by the Company’s existing and future material domestic subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors. The Term B Loan contains customary negative covenants, and also contains a financial maintenance covenant which requires the Company to maintain a net leverage ratio not exceeding 5.25 to 1.00 through the fiscal quarter ending September 30, 2017, 5.00 to 1.00 through the fiscal quarter ending March 31, 2018, 4.75 to 1.00 through the fiscal quarter ending September 30, 2018; and thereafter, 4.50 to 1.00. At June 30, 2017, the Company was in compliance with its financial covenants as described in the Term B Loan.
During the first quarter of 2017, the Company used a portion of the net proceeds from the Convertible Notes offering as described above, along with proceeds from the Common Stock Offering as described in Note 10, “Earnings per Share”, to prepay a total of $177.0 million of the Term B Loan. In accordance with ASC 470, “Debt - Modifications and Extinguishments,” the prepayment was determined to be an extinguishment of the existing debt. As a result, the pro-rata share of the unamortized debt issuance costs and original issuance discount related to the prepayment, aggregating to $4.6 million, was recorded as a loss on the extinguishment of debt in the condensed consolidated statements of income. The remaining unamortized debt issuance costs and original issuance discount, including $2.4 million additional transactions fees incurred in connection to the Replacement Term Loan Amendment, was approximately $6.1 million. Both the aggregate debt issuance costs and the original issue discount will be amortized into interest expense over the remaining life of the Term B Loan. The Company recognized approximately $0.4 million and $0.8 million of amortization of debt issuance cost and original issue discount for the three and six months ended June 30, 2017, respectively and $0.3 million and $0.6 million for the three and six months ended June 30, 2016, respectively which is included in the accompanying condensed consolidated statements of income. The Company had an aggregate principal amount outstanding of $153.5 million and $337.0 million as of June 30, 2017 and December 31, 2016, respectively, under the Term B Loan bearing interest at 5.7% and 7.0%, respectively. The Company had $5.7 million and $8.7 million as of June 30, 2017 and December 31, 2016, respectively, of unamortized debt issuance costs and original issue discount, all of which are recorded as a reduction of the debt balance on the Company’s condensed consolidated balance sheets.
The Company’s Term B Loan traded at approximately 101.1% and 101.6% of par value as of June 30, 2017 and December 31, 2016, respectively. The valuation of the Term B Loan was determined based on Level 2 inputs under the fair value hierarchy.
Bank facilities
As of June 30, 2017, our Australian subsidiaries were party to a revolving debt facility with a borrowing capacity of approximately $11.5 million, which would mature on November 30, 2017, was subject to interest at a bank-specified rate plus 1.9% and was secured by substantially all the assets of the subsidiary. No amounts were outstanding as of June 30, 2017 and December 31, 2016 under this agreement.
On July 3, 2017, our Australian subsidiaries entered into a new agreement (collectively, the “Australian Loans”) to provide for revolving borrowings up to an aggregate principal amount of $31.4 million. The Australian Loans include two sub-facilities: (i) Facility A, with a borrowing capacity of $19.9 million which matures on July 3, 2020, to be used to fund all or part of the purchase price of the Best Bars Limited (“Best Bars”) acquisition (refer to Note 13, “Subsequent Events” for additional information) and other general purposes and (ii) Facility B, with a borrowing capacity of $11.5 million which matures on July 3, 2018, to be used for advances against the inventory and receivables of our Australian subsidiaries. Borrowings under Facility A bear interest at the Bank Bill Swap Bid Rate (“BBSY”) plus a margin determined based on the most recent net leverage ratio (as defined per the Australian credit agreement). The margin is to be determined on the first day of the period as follows: (i)1.10% per annum if the net leverage ratio is less than 1.50 to 1.00; (ii) 1.20% per annum if the net leverage ratio is less than 2.00 to 1.00 and (iii) 1.30% if the net leverage ratio is less than 2.50 to 1.00. Borrowings under Facility B bear interest at the BBSY plus a margin of 0.9% per annum.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Australian Loans contain financial covenants, which require our Australian subsidiaries to maintain: (i) a net leverage ratio not exceeding 2.50 to 1.00 during the period commencing on the date of the agreement and ending on the first anniversary of the date of the agreement; and 2.00 to 1.00 thereafter; (ii) a working capital coverage ratio (as defined per the Australian credit agreement) greater than 1.75 to 1.00 at all times; and (iii) a gearing ratio (defined as the ratio of senior debt to senior debt plus equity) not to exceed 50%.
Other long-term debt consists of a bank credit line that provides liquidity for supplier payments for our Netherlands subsidiary which was entered into during the first quarter of 2016. The line provides total credit of $20.0 million. No amounts were outstanding under this credit line as of June 30, 2017 and $1.3 million was outstanding as of December 31, 2016, which is included in current maturities, long-term debt on the Company’s condensed consolidated balance sheets.
7. Derivative Instruments
Foreign Currency Exchange Rate Risk
As of June 30, 2017, the Company was party to forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $20.0 million. The Company uses foreign currency forward contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain payments for contract manufacturing in its lower-cost manufacturing facilities. The foreign currency forward contracts hedge currency exposure between the Mexican peso and the U.S. dollar, the Thai baht and the Australian dollar and the U.S. dollar and the Australian dollar and mature at specified monthly settlement dates through December 2017. At inception, the Company designated the foreign currency forward contracts as cash flow hedges. Upon purchase of certain inventories, the Company de-designates the foreign currency forward contract.
On October 4, 2016, the Company entered into a cross currency swap arrangement to hedge changes in foreign currency exchange rates. As of June 30, 2017, the notional amount of the cross currency swap was approximately $118.5 million. The Company uses the cross currency swap to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to a non-U.S. denominated intercompany loan of €110.0 million. The cross currency swap hedges currency exposure between the Euro and the U.S. dollar and matures on January 3, 2019. The Company makes quarterly principal payments of €1.4 million, plus interest at a fixed rate of 5.4% per annum, in exchange for $1.5 million, plus interest at a fixed rate of 7.2% per annum. At inception, the Company designated the cross currency swap as a cash flow hedge. Changes in the currency rate result in reclassification of amounts from accumulated other comprehensive income to earnings to offset the re-measurement gain or loss on the non-U.S. denominated intercompany loan.
Additionally, during the second quarter of 2017, the Company entered into forward contracts to acquire a total of NZ$27.0 million, or $19.8 million, to hedge changes in foreign currency related to the purchase price of the Best Bars acquisition. Refer to Note 13, “Subsequent Events” for additional information. At inception, these forward contracts were not designated as hedging instruments.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Financial Statement Presentation
As of June 30, 2017 and December 31, 2016, the fair value carrying amount of the Company’s derivative instruments were recorded as follows:

		Asset / (Liability) Derivatives
	Balance Sheet Caption	June 30, 2017	December 31, 2016
		(dollars in thousands)
Derivatives designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$950	$670
Foreign currency forward contracts	Accrued liabilities	(40)	(760)
Cross currency swap	Other assets	—	5,720
Cross currency swap	Other long-term liabilities	(3,330)	—
Total derivatives designated as hedging instruments		(2,420)	5,630
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	210	—
Foreign currency forward contracts	Accrued liabilities	(120)	(130)
Total derivatives de-designated as hedging instruments		90	(130)
Total derivatives		$(2,330)	$5,500
The following tables summarize the loss recognized in accumulated other comprehensive income (“AOCI”), the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings as of and for the three and six months ended June 30, 2017 and 2016:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion, net of tax)			Amount of Loss Reclassified from AOCI into Earnings
				Three months ended June 30,		Six months ended June 30,
	As of June 30, 2017	As of December 31, 2016	Location of Loss Reclassified from AOCI into Earnings (Effective Portion)	2017	2016	2017	2016
	(dollars in thousands)			(dollars in thousands)
Derivatives instruments
Foreign currency forward contracts	$920	$(320)	Cost of sales	$400	$(360)	$260	$(760)
Cross currency swap	$(600)	$(610)	Other expense, net	$(8,270)	$—	$(9,750)	$—
Over the next 12 months, the Company expects to reclassify approximately $1.0 million of pre-tax deferred gains, related to the foreign currency forward contracts, from AOCI to cost of sales as the inventory purchases are settled. Over the next 12 months, the Company expects to reclassify approximately $1.0 million of pre-tax deferred losses, related to the cross currency swap, from AOCI to other expense, net as an offset to the re-measurement gains or losses on the non-U.S. denominated intercompany loan.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Derivatives not designated as hedging instruments
The gain or loss resulting from the change in fair value on de-designated forward contracts is reported within cost of sales on the Company’s condensed consolidated statements of income. There were no gains or losses on de-designated derivatives for the three months ended June 30, 2017 and $0.1 million of gains on de-designated derivatives for the six months ended June 30, 2017. The gains on de-designated derivatives amounted to $0.2 million and $0.1 million for the three and six months ended June 30, 2016, respectively. Gains or losses resulting from the change in fair value on the forward contracts entered into to hedge changes in foreign currency related to the purchase price of Best Bars are recorded within other expense, net on the Company’s condensed consolidated statements of income. The losses on these derivative instruments amounted to $0.1 million for the three and six months ended June 30, 2017, respectively.
Fair Value Measurements
The fair value of the Company’s derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company’s foreign currency forward contracts use observable inputs such as forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 are shown below.

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
June 30, 2017
Foreign currency forward contracts	Recurring	$1,000	$—	$1,000	$—
Cross currency swap	Recurring	$(3,330)	$—	$(3,330)	$—
December 31, 2016
Foreign currency forward contracts	Recurring	$(220)	$—	$(220)	$—
Cross currency swap	Recurring	$5,720	$—	$5,720	$—
8. Segment Information
Horizon groups its operating segments into reportable segments by the region in which sales and manufacturing efforts are focused. Each operating segment has discrete financial information evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance. In the fourth quarter of 2016, as a result of the Westfalia Group acquisition, the Company realigned its executive management structure which changed the information used by our chief operating decision maker to assess performance and allocate resources. As a result, the Company reports the results of its business in three reportable segments: Horizon Americas, Horizon Europe‑Africa, and Horizon Asia‑Pacific. The Company’s Brazilian operations, which has previously been included in the Horizon International reportable segment, is now managed as part of its former Horizon North America segment, which has been renamed Horizon Americas. The Company’s Horizon Europe‑Africa reportable segment is comprised of the European and South African operations, previously included in Horizon International, and the Westfalia Group operations. The Company’s former Horizon International reportable segment, excluding the Brazilian operations, was geographically divided into two separate reportable segments. The Company’s Horizon Asia‑Pacific reportable segment is comprised of the Australia, Thailand, and New Zealand operations previously included in Horizon International. The Company has recast prior period amounts to conform to the way it currently manages and monitors segment performance under the new segments. See below for further information regarding the types of products and services provided within each reportable segment.
Horizon Americas - A market leader in the design, manufacture and distribution of a wide variety of high-quality, custom engineered towing, trailering and cargo management products and related accessories. These products are designed to support OEs, aftermarket and retail customers in the agricultural, automotive, construction, industrial, marine, military, recreational vehicle, trailer and utility end markets. Products include brake controllers, cargo management, heavy-duty towing products, jacks and couplers, protection/

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

securing systems, trailer structural and electrical components, tow bars, vehicle roof racks, vehicle trailer hitches and additional accessories.
Horizon Europe‑Africa - With a product offering similar to Horizon Americas, Horizon Europe‑Africa focuses its sales and manufacturing efforts in Europe and Africa.
Horizon Asia‑Pacific - With a product offering similar to Horizon Americas, Horizon Asia‑Pacific focuses its sales and manufacturing efforts in the Asia-Pacific region of the world.
Segment activity is as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Net Sales
Horizon Americas	$138,110	$128,820	$235,940	$239,440
Horizon Europe-Africa	86,580	13,840	165,120	26,550
Horizon Asia-Pacific	28,900	25,100	55,810	47,880
Total	$253,590	$167,760	$456,870	$313,870
Operating Profit (Loss)
Horizon Americas	$22,750	$12,700	$27,910	$22,720
Horizon Europe-Africa	3,610	80	3,270	390
Horizon Asia-Pacific	4,290	2,850	7,360	5,080
Corporate	(6,410)	(4,510)	(14,960)	(9,260)
Total	$24,240	$11,120	$23,580	$18,930
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Stock Options

The following table summarizes Horizon stock option activity from December 31, 2016 to June 30, 2017:

	Number of Stock Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	347,585	$10.37
Granted	—	—
Exercised	(3,638)	10.40
Canceled, forfeited	—	—
Expired	—	—
Outstanding at June 30, 2017	343,947	$10.37	8.3	$1,370,915
As of June 30, 2017, there was $0.2 million in unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 0.6 years. The Company recognized approximately $0.1 million and $0.2 million of stock-based compensation expense related to stock options during the three and six months ended June 30, 2017, respectively and approximately $0.2 million and $0.4 million during the three and six months ended June 30, 2016, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The grant date fair value of restricted shares is expensed over the vesting period. Restricted share fair values are based on the closing trading price of the Company’s common stock on the date of grant. Changes in the number of restricted shares outstanding for the period ended June 30, 2017 were as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	557,563	$11.89
Granted	145,730	18.35
Vested	(112,376)	12.77
Canceled, forfeited	—	—
Outstanding at June 30, 2017	590,917	$13.32
As of June 30, 2017, there was $4.3 million in unrecognized compensation costs related to unvested restricted shares that is expected to be recognized over a weighted-average period of 1.0 year.
The Company recognized approximately $0.8 million and $1.6 million of stock-based compensation expense related to restricted shares during the three and six months ended June 30, 2017, respectively, and approximately $0.7 million and $1.4 million during the three and six months ended June 30, 2016, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
10. Earnings per Share
Basic earnings per share is computed using net income attributable to Horizon Global and the number of weighted average shares outstanding. On February 1, 2017, the Company completed an underwritten public offering of 4.6 million shares of common stock, which includes the exercise in full by the underwriters of their option to purchase 0.6 million shares of common stock, at a public offering price of $18.50 per share (the “Common Stock Offering”). Proceeds from the Common Stock Offering were approximately $79.9 million, net of underwriting discounts, commissions, and offering-related transaction costs. Diluted earnings per share is computed using net income attributable to Horizon Global and the number of weighted average shares outstanding, adjusted to give effect to the assumed exercise of outstanding stock options and warrants, vesting of restricted shares outstanding, and conversion of the Convertible Notes. The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share attributable to Horizon Global and diluted earnings per share attributable to Horizon Global for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(dollars in thousands, except for per share amounts)
Numerator:
Net income attributable to Horizon Global	$20,260	$7,330	$10,400	$9,520
Denominator:
Weighted average shares outstanding, basic	25,385,395	18,162,451	24,616,939	18,130,081
Dilutive effect of stock-based awards	357,682	156,617	427,714	130,165
Weighted average shares outstanding, diluted	25,743,077	18,319,068	25,044,653	18,260,246

Basic earnings per share attributable to Horizon Global	$0.80	$0.40	$0.42	$0.53
Diluted earnings per share attributable to Horizon Global	$0.79	$0.40	$0.42	$0.52

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The effect of certain common stock equivalents were excluded from the computation of weighted average diluted shares outstanding for the three and six months ended June 30, 2017 and 2016, as inclusion would have resulted in anti-dilution. A summary of these anti-dilutive common stock equivalents is provided in the table below:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Number of options	—	298,576	—	310,521
Exercise price of options	—	$10.08 - $11.02	—	$9.20 - $11.29
Restricted stock units	145,730	71,132	98,227	47,243
Convertible Notes	5,005,000	—	4,120,138	—
Warrants	5,005,000	—	4,120,138	—
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
11. Shareholders’ Equity
Preferred Stock
The Company is authorized to issue 100,000,000 shares of Horizon Global preferred stock, par value of $0.01 per share. There were no preferred shares outstanding at June 30, 2017 or December 31, 2016.
Common Stock
The Company is authorized to issue 400,000,000 shares of Horizon Global common stock, par value of $0.01 per share. At June 30, 2017, there were 25,011,541 shares of common stock issued and outstanding, net of 570,365 in treasury shares. At December 31, 2016, there were 20,899,959 shares of common stock issued and outstanding.
Share Repurchase Program
In April 2017, the Board of Directors authorized a share repurchase program of up to 1.5 million shares of the Company’s issued and outstanding common stock during the period beginning on May 5, 2017 and ending May 5, 2020 (the “Share Repurchase Program”). The Share Repurchase Program provides for share purchases in the open market or otherwise, depending on share price, market conditions and other factors, as determined by the Company. In addition, the Company’s ABL Loan Agreement and Replacement Term Loan Amendment place certain limitations on the Company’s ability to repurchase its common stock. As of June 30, 2017, cumulative shares purchased totaled 570,365 at an average purchase price per share of $14.64, excluding commissions. Subsequent to June 30, 2017, the Company purchased an additional 116,141 shares at an average purchase price per share of $14.09, excluding commissions. The repurchased shares are presented as treasury stock, at cost, on the condensed consolidated balance sheets.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Accumulated Other Comprehensive Income
Changes in AOCI by component, net of tax, for the six months ended June 30, 2017 are summarized as follows:

	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance at December 31, 2016	$(930)	$(7,410)	$(8,340)
Net unrealized gains (losses) arising during the period (a)	(4,820)	13,490	8,670
Less: Net realized losses reclassified to net income (b)	(6,070)	—	(6,070)
Net current-period change	1,250	13,490	14,740
Balance at June 30, 2017	$320	$6,080	$6,400
__________________________
(a) Derivative instruments, net of income tax benefit of $3.6 million. See Note 7, “Derivative Instruments,” for further details.
(b) Derivative instruments, net of income tax benefit of $3.4 million. See Note 7, “Derivative Instruments,” for further details.
Changes in AOCI by component, net of tax, for the six months ended June 30, 2016 are summarized as follows:

	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance at December 31, 2015	$(710)	$3,180	$2,470
Net unrealized gains (losses) arising during the period	(330)	300	(30)
Less: Net realized losses reclassified to net income (a)	(730)	—	(730)
Net current-period change	400	300	700
Balance at June 30, 2016	$(310)	$3,480	$3,170
__________________________
(a) Derivative instruments, net of income tax benefit of $30.0 thousand. See Note 7, “Derivative Instruments,” for further details.
12. Income Taxes
At the end of each interim reporting period, the Company makes an estimate of the annual effective income tax rate. Tax items included in the annual effective income tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective income tax rate for that quarter. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. The Company has experienced pre-tax losses in the U.S. In light of the losses, the Company evaluates the realizability of its deferred tax assets on a quarterly basis. In completing this evaluation, the Company considers all available evidence in order to determine whether, based on the weight of the evidence a valuation allowance is necessary. As of June 30, 2017, we believe that it is more likely than not that the U.S. deferred tax assets will be realized. If the U.S. business continues to experience losses through 2017, management may determine a valuation allowance against the U.S. deferred tax assets is necessary, which would result in significant tax expense in the period recognized, as well as subsequent periods.
The effective income tax rate was (9.0)% and (49.1)% for the three and six months ended June 30, 2017, respectively. For the three and six months ended June 30, 2016, the effective income tax rates were (15.8)% and (2.8)%, respectively. The higher effective income tax rate in the three months ended June 30, 2017 is driven by a higher portion of income earned in jurisdictions with higher statutory rates. The lower effective income tax rate in the six months ended June 30, 2017 is driven by the recognition of the income tax benefits associated with stock awards issued and the release of certain unrecognized tax positions.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

During the six months ended June 30, 2017 and 2016, cash paid for domestic taxes was approximately $1.9 million and $1.4 million, respectively. During the six months ended June 30, 2017 and 2016, the Company paid cash for foreign taxes of $2.8 million and $1.8 million, respectively.
13. Subsequent Events
On July 3, 2017, the Company completed the acquisition of Best Bars for cash consideration of $19.7 million. Best Bars is a provider of towing solutions and automotive accessories in New Zealand with annual sales of approximately $16.1 million. The acquisition was financed with $19.9 million of borrowings by the Company's Australia subsidiaries (refer to Note 6, "Long-term Debt" for additional information).
The acquisition of Best Bars will be accounted for as a business combination, and the assets acquired and liabilities assumed will be recognized and measured as of the acquisition date at fair value. The operating results and cash flows of Best Bars will be included in the consolidated financial statements from the date of acquisition. The Company is in the process of preparing the preliminary estimate of the fair value of assets acquired and liabilities assumed, which will be included in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017.

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
Our business is comprised of three reportable segments: Horizon Americas, Horizon Europe-Africa, and Horizon Asia-Pacific. Horizon Americas has historically operated primarily in North America, and we believe has been a leader in towing and trailering-related products sold through retail, aftermarket, OE and e-commerce channels. In recent years, Horizon Americas expanded its geographic footprint into the South American market. Horizon Europe-Africa and Horizon Asia-Pacific focus their sales and manufacturing efforts outside of North and South America, historically operating primarily in Europe and Australia, respectively, and we believe have been leaders in towing related products sold through the OE and aftermarket channels. We have expanded our footprint into New Zealand, Thailand, the United Kingdom, and South Africa. We are in the early stages of our development in these markets, initially focusing primarily on supporting OE customers.
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

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended June 30, 2017 and 2016:

	Three months ended June 30,
	2017	As a Percentage of Net Sales	2016	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Horizon Americas	$138,110	54.5%	$128,820	76.8%
Horizon Europe-Africa	86,580	34.1%	13,840	8.2%
Horizon Asia-Pacific	28,900	11.4%	25,100	15.0%
Total	$253,590	100.0%	$167,760	100.0%
Gross Profit
Horizon Americas	$44,870	32.5%	$38,120	29.6%
Horizon Europe-Africa	15,140	17.5%	2,370	17.1%
Horizon Asia-Pacific	7,660	26.5%	5,220	20.8%
Total	$67,670	26.7%	$45,710	27.2%
Selling, General and Administrative Expenses
Horizon Americas	$22,090	16.0%	$23,050	17.9%
Horizon Europe-Africa	11,480	13.3%	2,030	14.7%
Horizon Asia-Pacific	3,380	11.7%	2,380	9.5%
Corporate	6,410	N/A	4,510	N/A
Total	$43,360	17.1%	$31,970	19.1%
Net Loss on Disposition of Property and Equipment
Horizon Americas	$(40)	—%	$(130)	(0.1%)
Horizon Europe-Africa	(20)	—%	(210)	(1.5%)
Horizon Asia-Pacific	—	—%	(40)	(0.2%)
Corporate	(10)	N/A	—	N/A
Total	$(70)	—%	$(380)	(0.2%)
Operating Profit (Loss)
Horizon Americas	$22,750	16.5%	$12,700	9.9%
Horizon Europe-Africa	3,610	4.2%	80	0.6%
Horizon Asia-Pacific	4,290	14.8%	2,850	11.4%
Corporate	(6,410)	N/A	(4,510)	N/A
Total	$24,240	9.6%	$11,120	6.6%
Depreciation and Amortization
Horizon Americas	$2,750	2.0%	$2,750	2.1%
Horizon Europe-Africa	1,920	2.2%	490	3.5%
Horizon Asia-Pacific	940	3.3%	1,020	4.1%
Corporate	60	N/A	—	N/A
Total	$5,670	2.2%	$4,260	2.5%

The following table summarizes financial information for our reportable segments for the six months ended June 30, 2017 and 2016:

	Six months ended June 30,
	2017	As a Percentage of Net Sales	2016	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Horizon Americas	$235,940	51.7%	$239,440	76.2%
Horizon Europe-Africa	165,120	36.1%	26,550	8.5%
Horizon Asia-Pacific	55,810	12.2%	47,880	15.3%
Total	$456,870	100.0%	$313,870	100.0%
Gross Profit
Horizon Americas	$71,550	30.3%	$68,700	28.7%
Horizon Europe-Africa	27,700	16.8%	4,420	16.6%
Horizon Asia-Pacific	13,810	24.7%	10,200	21.3%
Total	$113,060	24.7%	$83,320	26.5%
Selling, General and Administrative Expenses
Horizon Americas	$43,590	18.5%	$43,500	18.2%
Horizon Europe-Africa	24,480	14.8%	3,800	14.3%
Horizon Asia-Pacific	6,450	11.6%	5,100	10.7%
Corporate	14,960	N/A	9,260	N/A
Total	$89,480	19.6%	$61,660	19.6%
Net Gain (Loss) on Disposition of Property and Equipment
Horizon Americas	$(40)	—%	$(240)	(0.1%)
Horizon Europe-Africa	50	—%	(230)	(0.9%)
Horizon Asia-Pacific	—	—%	(20)	—%
Corporate	(10)	N/A	—	N/A
Total	$—	—%	$(490)	(0.2%)
Operating Profit (Loss)
Horizon Americas	$27,910	11.8%	$22,720	9.5%
Horizon Europe-Africa	3,270	2.0%	390	1.5%
Horizon Asia-Pacific	7,360	13.2%	5,080	10.6%
Corporate	(14,960)	N/A	(9,260)	N/A
Total	$23,580	5.2%	$18,930	6.0%
Depreciation and Amortization
Horizon Americas	$5,390	2.3%	$5,670	2.4%
Horizon Europe-Africa	4,050	2.5%	930	3.5%
Horizon Asia-Pacific	1,900	3.4%	2,010	4.2%
Corporate	130	N/A	20	N/A
Total	$11,470	2.5%	$8,630	2.7%

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016
Overall, net sales increased approximately $85.8 million, or 51.1%, to $253.6 million in the three months ended June 30, 2017, as compared with $167.8 million in the three months ended June 30, 2016. During the second quarter of 2017, net sales within our Horizon Europe-Africa reportable segment increased $72.8 million primarily driven by our fourth quarter 2016 acquisition of the Westfalia Group. In our Horizon Americas reportable segment, net sales increased $9.3 million driven by increased net sales across most of our channels which was partially offset by a decrease in net sales in our retail channel. Net sales in our Horizon Asia-Pacific reportable segment increased by $3.8 million primarily due to increased volumes with new and existing customers.
Gross profit margin (gross profit as a percentage of net sales) approximated 26.7% and 27.2% for the three months ended June 30, 2017 and 2016, respectively. Gross profit margin increased across all of our reportable segments, however, an overall decline is the result of a shift in the concentration of net sales from our higher margin Horizon Americas reportable segment to our lower margin Horizon Europe-Africa reportable segment. Gross profit margin increased in our Horizon Americas reportable segment primarily due to higher sales volumes and in our Horizon Asia-Pacific reportable segment due to higher volumes and margin improvement from productivity initiatives. Gross profit margin increased in our Horizon Europe-Africa reportable segment primarily as a result of the acquisition of the Westfalia Group.
Operating profit margin (operating profit as a percentage of net sales) approximated 9.6% and 6.6% in the three months ended June 30, 2017 and 2016, respectively. Operating profit increased approximately 13.1 million, or 118.0%, to an operating profit of $24.2 million in the three months ended June 30, 2017, from operating profit of $11.1 million in the three months ended June 30, 2016, primarily due to higher sales levels in our Horizon Americas and Horizon Asia-Pacific reportable segments, restructuring efforts in our Horizon Asia-Pacific reportable segment, and lower costs in Horizon Americas associated with consolidation of our manufacturing facilities that occurred in 2016. Operating profit increased in our Horizon Europe-Africa reportable segment primarily attributable to the aforementioned acquisition. These positive impacts were partially offset by increased corporate expenses included in operating profit due to people costs, other professional fees, and integration and restructuring efforts.
Interest expense increased approximately $1.0 million, to $5.2 million, in the three months ended June 30, 2017, as compared to $4.2 million in the three months ended June 30, 2016, primarily due to additional interest and non-cash amortization of debt discount and issuance costs related to our Convertible Notes issued during the first quarter of 2017.
Other expense, net remained relatively flat at $0.7 million compared to $0.6 million for the three months ended June 30, 2017 and 2016, respectively.
The effective income tax rate for the three months ended June 30, 2017 and 2016 was (9.0)% and (15.8)%, respectively. The higher effective income tax rate in the three months ended June 30, 2017 is driven by a higher portion of income earned in jurisdictions with higher statutory rates.
Net income increased approximately $12.7 million to $20.0 million in the three months ended June 30, 2017, from net income of $7.3 million in the three months ended June 30, 2016. The increase was primarily the result of a $13.1 million increase in operating profit driven by higher sales volumes, which were partially offset by increased corporate expenses.
See below for a discussion of operating results by segment.
Horizon Americas.    Net sales increased approximately $9.3 million, or 7.2%, to $138.1 million in the three months ended June 30, 2017, as compared to $128.8 million in the three months ended June 30, 2016. Net sales increased in all of our market channels, except for our retail channel. Net sales in our aftermarket channel increased approximately $4.5 million, as the second quarter of 2017 benefited from order processing challenges faced in the first quarter of 2017, which caused delays in order placement until the second quarter 2017. Net sales in our e-commerce channel increased approximately $3.7 million primarily due to higher demand as we believe the way consumers do business appears to be evolving to online research and purchasing. Net sales in this channel were negatively impacted by reduced sales to certain customers who did not maintain channel pricing discipline. In our industrial channel, net sales increased by approximately $1.2 million as product availability increased during the quarter. Net sales in our automotive OE channel increased approximately $0.5 million, primarily due to increased volume of brake controllers and heavy duty products on existing programs, partially offset by higher volumes in the second quarter of 2016 due to new program launches that did not reoccur. These channel increases were partially offset by an approximately $0.9 million decrease in our retail channel driven by a decrease in farm and fleet due to a customer adjusting its inventory ordering patterns. The remainder of the change is a result of favorable currency exchange as the Brazilian real strengthened in relation to the U.S. dollar.
Horizon Americas’ gross profit increased approximately $6.8 million to $44.9 million, or 32.5% of net sales, in the three months ended June 30, 2017, from approximately $38.1 million, or 29.6% of net sales, in the three months ended June 30, 2016. The primary factor impacting gross profit was higher sales volumes. Further impacting gross profit margin was a favorable product sales mix within our aftermarket channel, as sales of our higher margin brake controllers were higher quarter-over-quarter. Gross profit margin was also impacted by approximately $1.5 million of unfavorable commodity prices and freight costs, which were offset by approximately $1.4 million in cost savings due to the consolidation of Horizon Americas’ manufacturing facilities in 2016. Also contributing to the increase in gross profit margin was approximately $2.8 million of costs associated with the consolidation of our manufacturing facilities during the second quarter of 2016 that did not reoccur in 2017.
Selling, general and administrative expenses decreased approximately $1.0 million to $22.1 million, or 16.0% of net sales, in the three months ended June 30, 2017, as compared to $23.1 million, or 17.9% of net sales, in the three months ended June 30, 2016. The decrease is primarily due to lower costs of approximately $0.8 million associated with the consolidation of our manufacturing facilities during the second quarter of 2016 that did not reoccur in 2017.
Horizon Americas’ operating profit increased approximately $10.1 million to $22.8 million, or 16.5% of net sales, in the three months ended June 30, 2017, as compared to $12.7 million, or 9.9% of net sales, in the three months ended June 30, 2016. Operating profit margin increased primarily due to higher sales, favorable product mix, lower costs associated with the consolidation of our manufacturing footprint, and for the impairment of intangibles during the second quarter of 2016 in the amount of $2.2 million.
Horizon Europe-Africa.    Net sales increased approximately $72.8 million, or 527.5%, to $86.6 million in the three months ended June 30, 2017, compared to $13.8 million in the three months ended June 30, 2016, primarily due to the acquisition of the Westfalia Group in the fourth quarter of 2016.
Horizon Europe-Africa’s gross profit increased approximately $12.7 million to $15.1 million, or 17.4% of net sales, in the three months ended June 30, 2017, from approximately $2.4 million, or 17.4% of net sales, in the three months ended June 30, 2016. The increase in gross profit is attributable to the Westfalia Group acquisition.
Selling, general and administrative expenses increased approximately $9.5 million to $11.5 million, or 13.3% of net sales, in the three months ended June 30, 2017, as compared to $2.0 million, or 14.5% of net sales, in the three months ended June 30, 2016. The increase is primarily attributable to the aforementioned acquisitions, which includes $1.4 million of depreciation and amortization related to purchase accounting. Further contributing to the increase was approximately $1.0 million of severance and integration related costs in connection with the acquisition during the quarter.
Horizon Europe-Africa’s operating profit increased approximately $3.5 million to $3.6 million, or 4.2% of net sales, in the three months ended June 30, 2017, as compared to $0.1 million, or 0.7% of net sales, in the three months ended June 30, 2016, primarily attributable to the acquisitions mentioned above.
Horizon Asia-Pacific.    Net sales increased approximately $3.8 million, or 15.1%, to $28.9 million in the three months ended June 30, 2017, compared to $25.1 million in the three months ended June 30, 2016. The net sales growth is primarily due to quarter-over-quarter increases within our industrial, automotive OE, and retail channels. The industrial channel increased approximately $2.5 million due to net sales to a new customer and a new product launch. Net sales in our automotive OE channel increased $0.5 million due to increased volumes with existing customers and $0.3 million in our retail channel as a result of a new product line with an existing customer. The remainder of the increase is primarily due to favorable currency exchange as the Australian dollar, Thai baht, and New Zealand dollar strengthened in relation to the U.S. dollar.
Horizon Asia-Pacific’s gross profit increased approximately $2.5 million to $7.7 million, or 26.6% of net sales, in the three months ended June 30, 2017, from approximately $5.2 million, or 20.7% of net sales, in the three months ended June 30, 2016, primarily due to higher sales levels and margin improvement. Gross profit margin was positively impacted by productivity initiatives in our Australian business and efficiencies realized in Thailand due to restructuring of operations in the second quarter.
Selling, general and administrative expenses increased approximately $1.0 million to $3.4 million, or 11.8% of net sales, in the three months ended June 30, 2017, as compared to $2.4 million, or 9.6% of net sales, in the three months ended June 30, 2016. The increase in selling, general and administrative expenses is primarily due to timing of marketing and promotional spend, increased people costs in support of growth initiatives in Australia and Thailand, and costs incurred for the acquisition of Best Bars, which was completed early in the third quarter of 2017.
Horizon Asia-Pacific’s operating profit increased approximately $1.4 million to $4.3 million, or 14.9% of net sales, in the three months ended June 30, 2017, as compared to $2.9 million, or 11.6% of net sales, in the three months ended June 30, 2016, primarily due to increased sales levels and operational improvements across the region.
Corporate Expenses.   Corporate expenses included in operating profit increased approximately $1.9 million to $6.4 million in the three months ended June 30, 2017, as compared to $4.5 million in the three months ended June 30, 2016. The increase is attributed to increased people costs as we have continued to build out our corporate structure, an increase in professional fees incurred for various human resource, information technology, and compliance initiatives, and integration and restructuring related costs incurred to support growth initiatives.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016
Overall, net sales increased approximately $143.0 million, or approximately 45.6%, to $456.9 million for the six months ended June 30, 2017, as compared with $313.9 million in the six months ended June 30, 2016. During the first six months of 2017, net sales in our Horizon Europe-Africa reportable segment increased $138.6 million primarily driven by our fourth quarter 2016 acquisition of the Westfalia Group. Net sales in our Horizon Asia-Pacific reportable segment increased $7.9 million due to increased net sales to new and existing customers within our industrial and automotive OE channels. Partially offsetting these increases in net sales was a decrease of $3.5 million in our Horizon Americas reportable segment due to decreases in our aftermarket, retail and automotive OE channels, which were partially offset by increases in our e-commerce and industrial channels.
Gross profit margin (gross profit as a percentage of sales) approximated 24.7% and 26.5% for the six months ended June 30, 2017 and 2016, respectively. Gross profit margin increased across all of our reportable segments; however, an overall decline is the result of a shift in the concentration of net sales from our higher margin Horizon Americas reportable segment to our lower margin Horizon Europe-Africa segment. Gross profit margin improved in our Horizon Americas reportable segment primarily as a result of lower costs associated with consolidating our manufacturing facilities that occurred in 2016. An increase in gross profit margin in our Horizon Asia-Pacific reportable segment is attributable to increased sales volumes and productivity initiatives. Gross profit margin in our Horizon Europe-Africa reportable segment increased primarily as a result of the acquisition of the Westfalia Group.
Operating profit margin (operating profit as a percentage of sales) approximated 5.2% and 6.0% for the six months ended June 30, 2017 and 2016, respectively. Operating profit increased approximately $4.7 million, or 24.9%, to $23.6 million for the six months ended June 30, 2017, compared to $18.9 million for the six months ended June 30, 2016, as a result of an operating profit margin improvement across all of our reportable segments, which was offset by higher corporate expenses driven by integration costs related to Westfalia Group and increased professional fees and people costs.
Interest expense increased approximately $2.6 million, to $11.1 million, for the six months ended June 30, 2017, as compared to $8.5 million for the six months ended June 30, 2016, primarily due to additional interest and non-cash amortization of debt discount and issuance costs related to our Convertible Notes issued during 2017.
Other expense, net remained relatively flat at $1.3 million compared to $1.2 million for the six months ended June 30, 2017 and 2016, respectively.
The effective income tax rates for the six months ended June 30, 2017 and 2016 were (49.1)% and (2.8)%, respectively. The lower effective income tax rate in the six months ended June 30, 2017 is driven by the recognition of the income tax benefits associated with stock awards issued and the release of certain unrecognized tax positions.
Net income increased by approximately $0.3 million, to $9.8 million for the six months ended June 30, 2017, compared to $9.5 million for the six months ended June 30, 2016. The slight increase is primarily the result of an increase in operating profit of $4.7 million and an increase in income tax benefit of $3.0 million. Partially offsetting these increases were $2.6 million increase in interest expense and a $4.6 million loss on extinguishment of debt due to a prepayment made on our Term B Loan in the first quarter of 2017.
See below for a discussion of operating results by segment.
Horizon Americas.    Net sales decreased approximately $3.5 million, or 1.5%, to $235.9 million in the six months ended June 30, 2017, as compared to $239.4 million in the six months ended June 30, 2016. Net sales in our aftermarket channel decreased by approximately $3.5 million, primarily due to challenges faced during the integration of our ERP system in 2017. Net sales in our retail channel decreased approximately $2.9 million. Point of sale weakness at our retail customers, across their product lines, resulted in lower sales levels. Net sales in our automotive OE channel decreased approximately $1.5 million, as the first half of 2016 benefited from increased volumes from the launch of a new program with a major customer. This decrease was partially offset by increases in volumes on existing programs with other major automobile manufacturers. Partially offsetting these decreases were increases in our e-commerce and industrial channels. Net sales in our e-commerce channel increased by approximately $2.2 million as higher demand from major e-commerce customers more than offset decreased sales to certain customers who did not maintain channel pricing discipline. Net sales in our industrial channel increased approximately $1.3 million as product availability has increased throughout the year. The remainder of the change is due to favorable currency exchange as the Brazilian real strengthened in relation to the U.S. dollar.
Horizon Americas’ gross profit increased approximately $2.9 million to $71.6 million, or 30.4% of net sales, in the six months ended June 30, 2017, as compared to $68.7 million, or 28.7% of net sales, in the six months ended June 30, 2016, The primary factor impacting gross profit was approximately $3.5 million of lower costs associated with the consolidation of Horizon Americas’ manufacturing facilities during 2016 that did not reoccur in 2017. 2017 also benefited from $2.6 million in cost savings due to the consolidation of Horizon Americas’ manufacturing facilities in 2016. Negatively impacting gross profit margin was approximately $2.8 million of unfavorable commodity prices and freight costs, and an unfavorable product sales mix within our automotive OE channel.
Selling, general and administrative expenses increased approximately $0.1 million to $43.6 million, or 18.5% of net sales, in the six months ended June 30, 2017, as compared to $43.5 million, or 18.2% of net sales, in the six months ended June 30, 2016. Selling, general and administrative costs remained relatively flat year-over-year as increases in people costs in early 2017 were partially offset by lower costs with the consolidation of manufacturing facilities compared to 2016.
Horizon Americas’ operating profit increased approximately $5.2 million to $27.9 million, or 11.8% of net sales, in the six months ended June 30, 2017, as compared to $22.7 million, or 9.5% of net sales, in the six months ended June 30, 2016. Operating profit margin increased primarily due to the favorable impact of approximately $4.4 million of lower costs associated with the consolidation of our manufacturing footprint and approximately $2.2 million of lower expense related to the impairment of intangible assets during the second quarter of 2016. Partially offsetting these increases were lower sales volumes and higher people costs in early 2017 resulting from in-process growth initiatives.
Horizon Europe-Africa.    Net sales increased approximately $138.5 million, or 520.7%, to $165.1 million in the six months ended June 30, 2017, as compared to $26.6 million in the six months ended June 30, 2016, which is primarily due to the Westfalia Group acquisition. Net sales were negatively impacted by approximately $0.9 million of unfavorable currency exchange as the British pound weakened in relation to the U.S. dollar.
Horizon Europe-Africa’s gross profit increased approximately $23.3 million to $27.7 million, or 16.8% of net sales, in the six months ended June 30, 2017, from approximately $4.4 million, or 16.5% of net sales, in the six months ended June 30, 2016, driven by the Westfalia Group acquisition.
Selling, general and administrative expenses increased approximately $20.7 million to $24.5 million, or 14.8% of net sales, in the six months ended June 30, 2017, as compared to $3.8 million, or 14.3% of net sales, in the six months ended June 30, 2016. The increase is primarily attributable to the aforementioned acquisitions, which includes $3.0 million of depreciation and amortization related to purchase accounting. Additionally, we incurred approximately $2.9 million of severance and integration related costs in connection with the Westfalia Group acquisition during the 2017 period.
Horizon Europe-Africa’s operating profit increased approximately $2.9 million to approximately $3.3 million, or 2.0% of net sales, in the six months ended June 30, 2017, as compared to $0.4 million, or 1.5% of net sales, in the six months ended June 30, 2016, primarily attributable to the acquisitions mentioned above.
Horizon Asia-Pacific.    Net sales increased approximately $7.9 million, or 16.5%, to $55.8 million in the six months ended June 30, 2017, compared to $47.9 million in the six months ended June 30, 2016. The net sales growth is primarily due to increases within our industrial and automotive OE channels. The increase in net sales in our industrial channel is attributable to $4.1 million of net sales to a new customer. Net sales in our automotive OE channel increased $2.3 million due to increased volumes on existing programs. Increases in net sales in our retail channel of $0.2 million were offset by decreases of $0.2 million in our aftermarket channel. The remainder of the increase is primarily due to $1.5 million of favorable currency exchange as the Australian dollar, Thai baht, and New Zealand dollar strengthened in relation to the U.S. dollar.
Horizon Asia-Pacific’s gross profit increased approximately $3.6 million to $13.8 million, or 24.7% of net sales, in the six months ended June 30, 2017, from approximately $10.2 million, or 21.3% of net sales, in the six months ended June 30, 2016. The increase in gross profit is primarily driven by the increased sales volumes. Gross profit margin was further positively impacted by productivity initiatives in our Australian business and efficiencies realized in Thailand due to restructuring of operations in the second quarter.
Selling, general and administrative expenses increased approximately $1.4 million to $6.5 million, or 11.6% of net sales, in the six months ended June 30, 2017, as compared to $5.1 million, or 10.7% of net sales, in the six months ended June 30, 2016. The increase in selling, general and administrative expenses is primarily due to timing of marketing and promotional spend, increased people costs in support of growth initiatives in Australia and Thailand, and costs incurred for the acquisition of Best Bars, which was completed early in the third quarter of 2017. Further negatively impacting selling, general and administrative expenses was $0.2 million in unfavorable foreign currency exchange.
Horizon Asia-Pacific’s operating profit increased approximately $2.3 million to $7.4 million, or 13.3% of net sales, in the six months ended June 30, 2017, as compared to $5.1 million, or 10.6% of net sales, in the six months ended June 30, 2016, primarily due to increased volumes and operational improvements across the region.
Corporate Expenses.  Corporate expenses increased approximately $5.7 million to $15.0 million for the six months ended June 30, 2017, from $9.3 million for the six months ended June 30, 2016. The increase between years is primarily attributed to $2.6 million of costs incurred related to the integration of Westfalia Group, an increase in incurred professional fees for various human resource, information technology, and compliance initiatives, and increased people costs as we have continued to build out our corporate structure.
Liquidity and Capital Resources
Our capital and working capital requirements are funded through a combination of cash flows from operations, cash on hand and various borrowings and factoring arrangements described below, including our ABL Facility. We utilize intercompany loans and equity contributions to fund our worldwide operations. See Note 6, “Long-term Debt” included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” within this quarterly report on Form 10-Q. As of June 30, 2017 and December 31, 2016, there was $29.0 million and $20.2 million, respectively, of cash held at foreign subsidiaries. There may be country specific regulations that may restrict or result in increased costs in the repatriation of these funds.
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
Cash Flows - Operating Activities
Net cash used for operating activities was approximately $14.6 million during six months ended June 30, 2017 compared to a source of approximately $7.4 million during the six months ended June 30, 2016. During the six months ended June 30, 2017, the Company generated $31.9 million in cash flows, based on the reported net income of $9.8 million and after considering the effects of non-cash items related to losses on dispositions of property and equipment, depreciation, amortization, stock compensation, changes in deferred income taxes, loss on extinguishment of debt, amortization of original issue discount and debt issuance costs, and other, net. During the six months ended June 30, 2016, the Company generated $23.0 million based on the reported net income of $9.5 million and after considering the effects of similar non-cash items.
Changes in operating assets and liabilities used approximately $46.4 million and $15.6 million of cash during the six months ended June 30, 2017 and 2016, respectively. Increases in accounts receivable resulted in a use of cash of $40.4 million and $23.9 million during the six months ended June 30, 2017 and 2016, respectively. The increases in accounts receivable for both periods is a result of higher sales activity during the second quarter compared to the fourth quarter due to seasonality. The use of cash in 2017 was higher due to timing of sales activity, as more sales were made during the end of the quarter when compared to the second quarter of 2016, as well as the additional receivables as the result of the Westfalia Group acquisition in the fourth quarter of 2016.
Changes in inventory resulted in a use of cash of approximately $5.6 million during the six months ended June 30, 2017 and a source of cash of approximately $12.5 million during the six months ended June 30, 2016. The increase in inventory during the first six months of 2017 is a due to efforts to maintain higher stock levels of our highest volume products on hand in our Horizon Americas segment, and increased inventory as a result of the Westfalia Group acquisition. The inventory decline in 2016 is a result of the seasonality of our business.
Changes in accounts payable and accrued liabilities resulted in a use of cash of approximately $1.5 million and $2.7 million during the six months ended June 30, 2017 and 2016, respectively. The decrease in accounts payable and accrued liabilities during the six months ended June 30, 2017 is primarily related to the release of a liability related to certain unrecognized tax positions and decreases to certain compensation accruals primarily related to bonus payments. These decreases were offset by higher accounts payable related to maintaining higher inventory levels as described above. The use of cash for the six months ended June 30, 2016 is primarily related to the timing of payments made to suppliers, mix of vendors and related terms, as well as decreases in certain compensation accruals primarily related to bonus and severance payments.
Cash Flows - Investing Activities
Net cash used for investing activities during the six months ended June 30, 2017 and 2016 was approximately $12.4 million and $6.4 million, respectively. During the first six months of 2017, we invested approximately $13.3 million in capital expenditures, as we have continued our investment in growth, capacity and productivity-related capital projects, including several projects in the newly acquired Westfalia Group. Cash received from the disposition of property and equipment was approximately $0.9 million primarily due to the sale of assets in Romania. During the first six months of 2016, we incurred approximately $6.7 million in capital expenditures and received cash from the disposition of property and equipment of approximately $0.2 million resulting from the sale of assets in Brazil and South Africa.

Cash Flows - Financing Activities
Net cash provided by financing activities was approximately $15.1 million and $6.6 million during the six months ended June 30, 2017 and 2016, respectively. During the first six months of 2017, we received proceeds of $121.0 million from the issuance of our Convertible Notes, net of issuance costs; and proceeds of $79.9 million from the issuance of common stock, net of offering costs; proceeds of $20.9 million from the issuance of Warrants; and our net borrowings from our ABL Facility totaled $20.0 million. We used cash of approximately $185.8 million for repayments on our Term B Loan, $29.7 million for payments on Convertible Note Hedges, net of issuance costs, and approximately $8.4 million to repurchase shares as part of our Share Repurchase Program. During the first six months of 2016, our net borrowings from our ABL Facility totaled $10.0 million. We also used net cash amount of approximately $5.0 million for repayments on our Term B Loan.
Factoring Arrangements
We have factoring arrangements with financial institutions to sell certain accounts receivable under non-recourse agreements. Total receivables sold under the factoring arrangements was approximately $22.7 million as of June 30, 2017. The Company had no factoring arrangements for the six months ended June 30, 2016. We utilize factoring arrangements as part of our financing for working capital. The costs of participating in these arrangements are immaterial to our results.
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
As of June 30, 2017, approximately $20.0 million was outstanding on the ABL Facility bearing interest at a weighted average rate of 3.1% and $153.5 million was outstanding on the Term B Loan bearing interest at 5.7%. The Company had $71.8 million in availability under the ABL Facility as of June 30, 2017.
The agreements governing the ABL Facility and Term B Loan contain various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including restrictions on incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The ABL Facility does not include any financial maintenance covenants other than a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing twelve-month basis, which will be tested only upon the occurrence of an event of default or certain other conditions as specified in the agreement. The Term B Loan contains customary negative covenants, and also contains a financial maintenance covenant which requires us to maintain a net leverage ratio not exceeding 5.25 to 1.00 through the fiscal quarter ending September 30, 2017, 5.00 to 1.00 through the fiscal quarter ending March 31, 2018, 4.75 to 1.00 through the fiscal quarter ending September 30, 2018; and thereafter, 4.50 to 1.00. As of June 30, 2017, we were in compliance with our financial covenants contained in the ABL Facility and the Term B Loan, respectively.
Our Australian subsidiary was party to a facility agreement consisting of an approximately $11.5 million revolving trade finance facility, which would mature on November 30, 2017, was subject to interest at Bank Bill Swap rate plus 1.9% and was secured by substantially all the assets of the subsidiary. No amounts were outstanding under this agreement as of June 30, 2017 and December 31, 2016. Borrowings under this arrangement were also subject to financial and reporting covenants. Financial covenants included a working capital coverage ratio (working capital over total debt), a minimum tangible net worth calculation (total assets plus subordinated debt, less liabilities, intangible assets and goodwill) and an interest coverage ratio (EBIT over gross interest cost). We were in compliance with such covenants for all periods presented.
On July 3, 2017, our Australia subsidiary entered into a new agreement to provide for revolving borrowings up to an aggregate amount of $31.4 million. The agreement includes two sub-facilities: (i) Facility A has a borrowing capacity of $19.9 million, matures on July 3, 2020, and is subject to interest at Bank Bill Swap rate plus a margin determined based on the most recent net leverage ratio; (ii) Facility B has a borrowing capacity of $11.5 million, matures on July 3, 2018 and is subject to interest at Bank Bill Swap rate plus 0.9% per annum. Borrowings under this arrangement are subject to financial and reporting covenants. Financial covenants include maintaining a net leverage ratio not exceeding 2.50 to 1.00 during the period commencing on the date of the agreement and ending on the first anniversary of the date of the agreement; and 2.00 to 1.00 thereafter; working capital coverage ratio (working capital over total debt) greater than 1.75 to 1.00 and a gearing ratio (senior debt to senior debt plus equity) not exceeding 50%.
We are subject to variable interest rates on our Term B Loan and ABL Facility. At June 30, 2017, 1-Month LIBOR and 3-Month LIBOR approximated 1.22% and 1.30%, respectively.
Principal payments required under the Term B Loan are $1.9 million due each calendar quarter, with the remaining principal due on maturity, June 30, 2021. Commencing with the fiscal year ending December 31, 2017, and for each fiscal year thereafter, the Company will also be required to make prepayments of outstanding term loans under the Term B Loan in an amount up to 50.0% of our excess cash flow for such fiscal year, as defined, subject to adjustments based on our leverage ratio and optional prepayments of term loans and certain other indebtedness.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases and annual rent expense related thereto approximated $16.8 million for the year ended December 31, 2016. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.

The following is a reconciliation of net income (loss), as reported, which is a U.S. GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our credit agreement, for the twelve months ended June 30, 2017. We present Consolidated Bank EBITDA to show our performance under our financial covenants.

		Less:	Add:
	Year Ended December 31, 2016	Six Months Ended June 30, 2016	Six Months Ended June 30, 2017	Twelve Months Ended June 30, 2017
	(dollars in thousands)
Net income (loss) attributable to Horizon Global	$(12,360)	$9,520	$10,400	$(11,480)
Bank stipulated adjustments:
Interest expense, net (as defined)	20,080	8,500	11,110	22,690
Income tax benefit	(3,730)	(260)	(3,230)	(6,700)
Depreciation and amortization	18,220	8,630	11,470	21,060
Extraordinary charges	6,830	—	—	6,830
Non-cash compensation expense(a)	3,860	1,830	1,830	3,860
Other non-cash expenses or losses	16,460	3,180	480	13,760
Pro forma EBITDA of permitted acquisition	13,910	14,310	—	(400)
Interest-equivalent costs associated with any Specified Vendor Receivables Financing	1,200	530	500	1,170
Debt extinguishment costs	—	—	4,640	4,640
Items limited to 25% of consolidated EBITDA:
Non-recurring expenses (b)	4,190	4,250	—	(60)
Acquisition integration costs (c)	4,290	—	5,580	9,870
Synergies related to permitted acquisition (d)	12,500	—	(3,570)	8,930
EBITDA limitation for non-recurring expenses (e)	(4,860)	—	(20)	(4,880)
Consolidated Bank EBITDA, as defined	$80,590	$50,490	$39,190	$69,290

	June 30, 2017
	(dollars in thousands)
Total Consolidated Indebtedness, as defined	$234,980
Consolidated Bank EBITDA, as defined	69,290
Actual leverage ratio	3.39	x
Covenant requirement	5.25	x
______________________

(a)	Non-cash compensation expenses resulting from the grant of restricted units of common stock and common stock options.

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

(e)	The amounts added to Consolidated Net Income pursuant to items in notes (b)-(d) shall not exceed 25% of Consolidated EBITDA, excluding these items, for such period.
Refer to Note 6, “Long-term Debt,” in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this quarterly report on Form 10-Q for additional information.

Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor’s and Moody’s. On January 30, 2017, Moody’s upgraded our prior rating of B2 to B1 for our $148 million ($352 million at time of rating, including the $152 million add-on) Term B Loan, as presented in Note 6, “Long-term Debt” included in Part I, Item I, “Notes to Condensed Consolidated Financial Statements” within this quarterly report on Form 10-Q. Moody’s also maintained a B2 to our corporate family rating and our outlook as stable. On January 26, 2017, Standard & Poor’s raised its corporate credit rating from B to B+ for our $148 million ($352 million at the time of the rating, including the $152 million add-on) senior secured term loan. Standard & Poor’s also maintained our B corporate credit rating and outlook as stable, while assigning a B- rating to our then proposed (at time of rating) Convertible Notes. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
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
We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of June 30, 2017, we were party to forward contracts and a cross currency swap, to hedge changes in foreign currency exchange rates, with notional amounts of approximately $39.8 million and $118.5 million, respectively. See Note 7, “Derivative Instruments,” included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” within this quarterly report on Form 10-Q.
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

During the quarter ended June 30, 2017, there were no material changes to the items that we disclosed as our critical accounting policies in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
We conduct business in various locations throughout the world and are subject to market risk due to changes in the value of foreign currencies. The functional currencies of our foreign subsidiaries are primarily the local currency in the country of domicile. We manage these operating activities at the local level and revenues and costs are generally denominated in local currencies; however, results of operations and assets and liabilities reported in U.S. dollars will fluctuate with changes in exchange rates between the local currencies and the U.S. dollar. A 10% change in average exchange rates versus the U.S. dollar would have resulted in an approximate $22.6 million change to our revenues for the six months ended June 30, 2017.

We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding balances under our Term B Loan, at the Company’s election, bear interest at variable rates based on a margin over defined LIBOR. Based on the amount outstanding on the Term B Loan as of June 30, 2017, a 100 basis point change in LIBOR would result in an approximate $1.5 million change to our annual interest expense.
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
Evaluation of disclosure controls and procedures
As of June 30, 2017, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company’s disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In April 2017, the Board of Directors authorized the Share Repurchase Program, which provides for the purchase of up to 1.5 million shares of the Company’s issued and outstanding common stock. The Share Repurchase Program provides for share purchases in the open market or otherwise, including pursuant to Rule 10b5-1 plans, depending on share price, market conditions and other factors, as determined by the Company. Total shares purchased as of June 30, 2017 through the Share Repurchase Program were 570,365 at a total cost of $8.4 million for an average purchase price per share of $14.64, excluding commissions.
The Company’s purchases of its shares of common stock during the second quarter of 2017 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announces Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)
April 1 - 30, 2017	—	$—	—	1,500,000
May 1 - 31, 2017	400,789	14.67	400,789	1,099,211
June 1 - 30, 2017	169,576	14.57	169,576	929,635
Total	570,365	$14.64	570,365
__________________________
(a) On May 3, 2017, the Company announced that its Board of Directors had approved the Share Repurchase Program. The Share Repurchase Program allows the Company to repurchase up to 1.5 million shares of its common stock. The Share Repurchase Program expires on May 5, 2020.
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

HORIZON GLOBAL CORPORATION (Registrant)

/s/ DAVID G. RICE

Date:	August 1, 2017	By:	David G. Rice Chief Financial Officer

Exhibits Index:

3.1(b)	Amended and Restated Certificate of Incorporation of Horizon Global Corporation.
3.2(a)	Amended and Restated By-laws of Horizon Global Corporation.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-1/A filed on June 11, 2015 (Reg. No. 333-203138).
(b)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 11, 2015 (File No. 001-37427).