Form 10-Q
period 2017-09-30
Horizon Global Corp
filed 2017-10-31
CIK 1637655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 27, 2017, the number of outstanding shares of the Registrant’s common stock, par value $0.01 per share, was 24,937,976 shares.

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

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,470	$50,240
Receivables, net of reserves of approximately $4.1 million and $3.8 million at September 30, 2017 and December 31, 2016, respectively	112,360	77,570
Inventories	162,660	146,020
Prepaid expenses and other current assets	10,200	12,160
Total current assets	305,690	285,990
Property and equipment, net	110,830	93,760
Goodwill	145,910	120,190
Other intangibles, net	92,780	86,720
Deferred income taxes	10,790	9,370
Other assets	10,810	17,340
Total assets	$676,810	$613,370
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$9,510	$22,900
Accounts payable	111,380	111,450
Accrued liabilities	68,060	63,780
Total current liabilities	188,950	198,130
Long-term debt	269,710	327,040
Deferred income taxes	31,730	25,730
Other long-term liabilities	28,790	30,410
Total liabilities	519,180	581,310
Commitments and contingent liabilities	—	—
Shareholders' equity:
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 24,936,110 shares at September 30, 2017 and 20,899,959 shares at December 31, 2016	250	210
Paid-in capital	158,270	54,800
Treasury stock, at cost: 686,506 shares at September 30, 2017 and no shares at December 31, 2016	(10,000)	—
Retained earnings (accumulated deficit)	2,980	(14,310)
Accumulated other comprehensive income (loss)	7,330	(8,340)
Total Horizon Global shareholders' equity	158,830	32,360
Noncontrolling interest	(1,200)	(300)
Total shareholders' equity	157,630	32,060
Total liabilities and shareholders' equity	$676,810	$613,370
The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited—dollars in thousands, except for per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net sales	$240,120	$151,720	$696,990	$465,590
Cost of sales	(181,700)	(109,210)	(525,510)	(339,760)
Gross profit	58,420	42,510	171,480	125,830
Selling, general and administrative expenses	(44,800)	(35,850)	(134,280)	(97,510)
Impairment of intangible assets	—	—	—	(2,240)
Net loss on dispositions of property and equipment	(330)	(30)	(330)	(520)
Operating profit	13,290	6,630	36,870	25,560
Other expense, net:
Interest expense	(5,540)	(4,100)	(16,650)	(12,600)
Loss on extinguishment of debt	—	—	(4,640)	—
Other expense, net	(1,310)	(1,000)	(2,560)	(2,170)
Other expense, net	(6,850)	(5,100)	(23,850)	(14,770)
Income before income tax benefit (expense)	6,440	1,530	13,020	10,790
Income tax benefit (expense)	120	(1,160)	3,350	(900)
Net income	6,560	370	16,370	9,890
Less: Net loss attributable to noncontrolling interest	(330)	—	(920)	—
Net income attributable to Horizon Global	$6,890	$370	$17,290	$9,890
Net income per share attributable to Horizon Global:
Basic	$0.28	$0.02	$0.70	$0.55
Diluted	$0.27	$0.02	$0.69	$0.54
Weighted average common shares outstanding:
Basic	24,948,410	18,174,509	24,728,643	18,144,998
Diluted	25,379,252	18,519,077	25,154,800	18,333,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited—dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income	$6,560	$370	$16,370	$9,890
Other comprehensive income (loss), net of tax:
Foreign currency translation	2,020	830	15,520	1,130
Derivative instruments (Note 8)	(1,080)	(30)	170	370
Total other comprehensive income	940	800	15,690	1,500
Total comprehensive income	7,500	1,170	32,060	11,390
Less: Comprehensive loss attributable to noncontrolling interest	(320)	—	(900)	—
Comprehensive income attributable to Horizon Global	$7,820	$1,170	$32,960	$11,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited—dollars in thousands)

	Nine months ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$16,370	$9,890
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Net loss on dispositions of property and equipment	330	520
Depreciation	10,280	7,490
Amortization of intangible assets	7,660	5,480
Impairment of intangible assets	—	2,240
Amortization of original issuance discount and debt issuance costs	5,090	1,390
Deferred income taxes	840	(1,500)
Loss on extinguishment of debt	4,640	—
Non-cash compensation expense	2,760	2,840
Amortization of purchase accounting inventory step-up	420	—
Increase in receivables	(28,360)	(8,260)
(Increase) decrease in inventories	(7,920)	19,920
(Increase) decrease in prepaid expenses and other assets	3,490	(1,670)
Decrease in accounts payable and accrued liabilities	(17,440)	(10,040)
Other, net	(480)	(790)
Net cash provided by (used for) operating activities	(2,320)	27,510
Cash Flows from Investing Activities:
Capital expenditures	(20,270)	(10,090)
Acquisition of businesses, net of cash acquired	(19,800)	—
Net proceeds from disposition of property and equipment	1,080	240
Net cash used for investing activities	(38,990)	(9,850)
Cash Flows from Financing Activities:
Proceeds from borrowings on credit facilities	36,970	40,160
Repayments of borrowings on credit facilities	(41,630)	(39,030)
Repayments of borrowings on Term B Loan, inclusive of transaction costs	(187,820)	(7,500)
Proceeds from ABL Revolving Debt	114,500	105,230
Repayments of borrowings on ABL Revolving Debt	(94,500)	(98,430)
Proceeds from issuance of common stock, net of offering costs	79,920	—
Repurchase of common stock	(10,000)	—
Proceeds from issuance of Convertible Notes, net of issuance costs	121,130	—
Proceeds from issuance of Warrants, net of issuance costs	20,930	—
Payments on Convertible Note Hedges, inclusive of issuance costs	(29,680)	—
Other, net	(240)	(230)
Net cash provided by financing activities	9,580	200
Effect of exchange rate changes on cash	1,960	40
Cash and Cash Equivalents:
Increase (decrease) for the period	(29,770)	17,900
At beginning of period	50,240	23,520
At end of period	$20,470	$41,420
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,090	$11,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Nine Months Ended September 30, 2017
(unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Horizon Global Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
Balance at December 31, 2016	$210	$54,800	$—	$(14,310)	$(8,340)	$32,360	$(300)	$32,060
Net income (loss)	—	—	—	17,290	—	17,290	(920)	16,370
Other comprehensive income, net of tax	—	—	—	—	15,670	15,670	20	15,690
Issuance of common stock, net of issuance costs	40	79,880	—	—	—	79,920	—	79,920
Repurchase of common stock	—	—	(10,000)	—	—	(10,000)	—	(10,000)
Shares surrendered upon vesting of employees' share based payment awards to cover tax obligations	—	(240)	—	—	—	(240)	—	(240)
Non-cash compensation expense	—	2,760	—	—	—	2,760	—	2,760
Issuance of Warrants, net of issuance costs	—	20,930	—	—	—	20,930	—	20,930
Initial equity component of the 2.75% Convertible Senior Notes due 2022, net of issuance costs and tax	—	19,690	—	—	—	19,690	—	19,690
Convertible Note Hedges, net of issuance costs and tax	—	(19,550)	—	—	—	(19,550)	—	(19,550)
Balance at September 30, 2017	$250	$158,270	$(10,000)	$2,980	$7,330	$158,830	$(1,200)	$157,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation
Horizon Global Corporation (“Horizon,” “Horizon Global,” or the “Company”) is a global designer, manufacturer and distributor of a wide variety of high quality, custom-engineered towing, trailering, cargo management and other related accessories. These products are designed to support original equipment manufacturers and original equipment suppliers (collectively, “OEs”), aftermarket and retail customers within the agricultural, automotive, construction, horse/livestock, industrial, marine, military, recreational, trailer and utility markets. The Company groups its operating segments into reportable segments by the region in which sales and manufacturing efforts are focused. The Company’s reportable segments are Horizon Americas, Horizon Europe-Africa, and Horizon Asia-Pacific. See Note 9, “Segment Information,” for further information on each of the Company’s reportable segments.
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
2. New Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). ASU 2017-12 eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires, for qualifying hedges, the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also modifies the accounting for components excluded from the assessment of hedge effectiveness, eases documentation and assessment requirements and modifies certain disclosure requirements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted and should be applied on a modified retrospective basis. The Company is in the process of assessing the impact of the adoption of ASU 2017-12 on its condensed consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 eliminates the requirement to perform a hypothetical purchase price allocation to measure the amount of goodwill impairment. Instead, under ASU 2017-04, the goodwill impairment would be the amount by which a reporting unit’s carrying value exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 with early adoption permitted. The Company intends to early adopt ASU 2017-04 for its annual goodwill impairment test during the fourth quarter of 2017.
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). ASU 2016-16 provides an amendment to the accounting guidance related to the recognition of income tax consequences of an intra-entity transfer of an asset other than inventory. This guidance is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted the first interim period of a fiscal year and should be applied on a modified retrospective basis. Under the new guidance, an entity is required to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Under the current guidance, the income tax effects are deferred until the asset has been sold to an outside party. The Company does not expect the adoption of ASU 2016-16 to have a material impact on its condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which supersedes the leases requirements in “Leases (Topic 840).” The objective of this update is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

annual periods, with early adoption permitted. The Company is in the process of assessing the impact of the adoption of ASU 2016-02 on its condensed consolidated financial statements.
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
Accounting Standards Update 2014-09
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU supersedes most of the existing guidance on revenue recognition in ASC Topic 605, “Revenue Recognition”, and establishes a broad principle that would require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. The FASB has subsequently issued additional ASUs to clarify certain elements of the new revenue recognition guidance. This guidance is effective for Horizon Global beginning on January 1, 2018 and entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The Company expects to adopt the ASU using the modified retrospective approach, which would result in a cumulative-effect adjustment as of the date of adoption. While Horizon Global is continuing to assess all potential impacts of implementing this guidance, the Company does not believe this standard will have a material impact on its condensed consolidated financial statements.
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

3. Acquisitions
On July 3, 2017, the Company completed the acquisition of Best Bars Limited (“Best Bars”), within the Horizon Asia-Pacific reportable segment, for total consideration of $19.8 million, subject to a net working capital adjustment. Best Bars is a provider of towing solutions and automotive accessories to OE and aftermarket customers in New Zealand. The Company believes the acquisition will expand its opportunities for revenue and margin growth, increase its market share and further develop its global OE footprint. Supplemental pro forma disclosures are not included as the amounts are deemed immaterial. Revenues and earnings of the acquiree since the acquisition date included in the Company’s condensed consolidated statements of income are immaterial.
The following table summarizes the fair value of consideration paid for Best Bars, and the assets acquired and liabilities assumed:

Acquisition Date
(dollars in thousands)
Consideration
Cash paid	$19,800

Recognized amounts of identifiable assets acquired and liabilities assumed
Receivables, net	2,100
Inventories	2,340
Other intangibles, net	7,690
Prepaid expenses and other current assets	110
Property and equipment, net	2,250
Accounts payable and accrued liabilities	1,680
Total identifiable net assets	12,810
Goodwill	6,990
$19,800
4. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended September 30, 2017 are summarized as follows:

	Horizon Americas	Horizon Europe-Africa	Horizon Asia-Pacific	Total
	(dollars in thousands)
Balance at December 31, 2016	$5,370	$114,820	$—	$120,190
Goodwill from acquisitions (a)	—		6,990	6,990
Foreign currency translation and other	160	18,690	(120)	18,730
Balance at September 30, 2017	$5,530	$133,510	$6,870	$145,910
__________________________
(a) Attributable to the acquisition of Best Bars, as further described in Note 3, “Acquisitions.”

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The gross carrying amounts and accumulated amortization of the Company’s other intangibles as of September 30, 2017 and December 31, 2016 are summarized below. The Company amortizes these assets over periods ranging from three to 25 years.

	September 30, 2017		December 31, 2016
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$70,320	$(31,610)	$66,000	$(28,440)
Customer relationships, 15 – 25 years	111,680	(88,650)	104,690	(84,120)
Total customer relationships	182,000	(120,260)	170,690	(112,560)
Technology and other, 3 – 15 years	19,520	(15,290)	18,410	(14,560)
Trademark/Trade names, <1 - 8 years	730	(170)	150	(150)
Total finite-lived intangible assets	202,250	(135,720)	189,250	(127,270)
Trademark/Trade names, indefinite-lived	26,250	—	24,740	—
Total other intangible assets	$228,500	$(135,720)	$213,990	$(127,270)
Amortization expense related to intangible assets as included in the accompanying condensed consolidated statements of income is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Technology and other, included in cost of sales	$210	$30	$570	$100
Customer relationships & trademark/trade names, included in selling, general and administrative expenses	2,490	1,810	7,090	5,380
Total amortization expense	$2,700	$1,840	$7,660	$5,480
5. Inventories
Inventories consist of the following components:

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Finished goods	$94,200	$89,410
Work in process	20,040	16,270
Raw materials	48,420	40,340
Total inventories	$162,660	$146,020

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

6. Property and Equipment, Net
Property and equipment consists of the following components:

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Land and land improvements	$450	$520
Buildings	24,580	20,120
Machinery and equipment	161,330	138,470
	186,360	159,110
Less: Accumulated depreciation	75,530	65,350
Property and equipment, net	$110,830	$93,760
Depreciation expense included in the accompanying condensed consolidated statements of income is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Depreciation expense, included in cost of sales	$3,440	$2,060	$9,330	$6,310
Depreciation expense, included in selling, general and administrative expense	330	440	950	1,180
Total depreciation expense	$3,770	$2,500	$10,280	$7,490
7. Long-term Debt
The Company’s long-term debt consists of the following:

	September 30, 2017	December 31, 2016
	(dollars in thousands)
ABL Facility	$20,000	$—
Term B Loan	151,560	337,000
Convertible Notes	125,000	—
Bank facilities, capital leases and other long-term debt	19,190	21,660
	315,750	358,660
Less:
Unamortized debt issuance costs and original issuance discount on Term B Loan	5,330	8,720
Unamortized debt issuance costs and discount on the Convertible Notes	31,200	—
Current maturities, long-term debt	9,510	22,900
Long-term debt	$269,710	$327,040
Convertible Notes
On February 1, 2017, the Company completed a public offering of 2.75% Convertible Senior Notes due 2022 (the “Convertible Notes”) in an aggregate principal amount of $125.0 million. Interest is payable on January 1 and July 1 of each year, beginning on July 1, 2017. The Convertible Notes are convertible into 5,005,000 shares of the Company’s common stock, based on an initial conversion price of $24.98 per share. The Convertible Notes will mature on July 1, 2022 unless earlier converted.
The Convertible Notes are convertible at the option of the holder (i) during any calendar quarter beginning after March 31, 2017, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of such period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (iii) upon the occurrence of specified corporate events; and (iv) on or after January 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date. During the third quarter of 2017, no conditions allowing holders of the Convertible Notes to convert have been met. Therefore, the Convertible Notes are not convertible during the fourth quarter of 2017 and are classified as long-term debt. Should conditions allowing holders of the Convertible Notes to convert be met in the fourth quarter of 2017 or a future quarter, the Convertible Notes will be convertible at their holders’ option during the immediately following quarter. As of September 30, 2017, the if-converted value of the Convertible Notes did not exceed the principal value of those Convertible Notes.
Upon conversion by the holders, the Company may elect to settle such conversion in shares of its common stock, cash, or a combination thereof. Because the Company may elect to settle conversion in cash, the Company separated the Convertible Notes into their liability and equity components by allocating the issuance proceeds to each of those components in accordance with Accounting Standards Codification (“ASC”) 470-20, “Debt-Debt with Conversion and Other Options.” The Company first determined the fair value of the liability component by estimating the value of a similar liability that does not have an associated equity component. The Company then deducted that amount from the issuance proceeds to arrive at a residual amount, which represents the equity component. The Company accounted for the equity component as a debt discount (with an offset to paid-in capital in excess of par value). The debt discount created by the equity component is being amortized as additional non-cash interest expense using the effective interest method over the contractual term of the Convertible Notes ending on July 1, 2022.
The Company allocated offering costs of $4.0 million to the debt and equity components in proportion to the allocation of proceeds to the components, treating them as debt issuance costs and equity issuance costs, respectively. The debt issuance costs of $3.0 million are being amortized as additional non-cash interest expense using the effective interest method over the contractual term of the Convertible Notes. The Company presents debt issuance costs as a direct deduction from the carrying value of the liability component. The carrying value of the liability component at September 30, 2017, was $93.8 million, including total unamortized debt discount and debt issuance costs of $31.2 million. The $1.0 million portion of offering costs allocated to equity issuance costs was charged to paid-in capital. The carrying amount of the equity component was $19.7 million at September 30, 2017, net of issuance costs and taxes.
Interest expense recognized relating to the contractual interest coupon, amortization of debt discount and amortization of debt issuance costs on the Convertible Notes included in the accompanying condensed consolidated statements of income are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Contractual interest coupon on convertible debt	$880	$—	$2,310	$—
Amortization of debt issuance costs	$130	$—	$350	$—
Amortization of "equity discount" related to debt	$1,190	$—	$3,180	$—
In connection with the issuance of the Convertible Notes, the Company entered into convertible note hedge transactions (the “Convertible Note Hedges”) in privately negotiated transactions with certain of the underwriters or their affiliates (in this capacity, the “option counterparties”). The Convertible Note Hedges provide the Company with the option to acquire, on a net settlement basis, 5,005,000 shares of its common stock, which is equal to the number of shares of common stock that notionally underlie the Convertible Notes, at a strike price of $24.98, which corresponds to the conversion price of the Convertible Notes. The Convertible Note Hedges have an expiration date that is the same as the maturity date of the Convertible Notes, subject to earlier exercise. The Convertible Note Hedges have customary anti-dilution provisions similar to the Convertible Notes. The Convertible Note Hedges have a default settlement method of net-share settlement but may be settled in cash or shares, depending on the Company’s method of settlement for conversion of the corresponding Convertible Notes. If the Company exercises the Convertible Note Hedges, the shares of common stock it will receive from the option counterparties to the Convertible Note Hedges will cover the shares of

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

common stock that it would be required to deliver to the holders of the converted Convertible Notes in excess of the principal amount thereof. The aggregate cost of the Convertible Note Hedges was $29.0 million (or $7.5 million net of the total proceeds from the Warrants sold, as discussed below), before the allocation of issuance costs of approximately $0.7 million. The Convertible Note Hedges are accounted for as equity transactions in accordance with ASC 815-40, “Derivatives and Hedging-Contracts in Entity’s own Equity.”
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
The ABL Loan Agreement contains customary negative covenants, and does not include any financial maintenance covenants other than a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing twelve-month basis, which will be tested only upon the occurrence of an event of default or certain other conditions as specified in the agreement. At September 30, 2017, the Company was in compliance with its financial covenants contained in the ABL Facility.
Debt issuance costs of approximately $2.5 million were incurred in connection with the entry into and amendment of the ABL Facility. These debt issuance costs will be amortized into interest expense over the contractual term of the loan. The Company

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

recognized approximately $0.1 million and $0.4 million of amortization of debt issuance costs for the three and nine months ended September 30, 2017, respectively, and approximately $0.1 million and $0.4 million for the three and nine months ended September 30, 2016, respectively, which are included in the accompanying condensed consolidated statements of income. There were $1.4 million and $1.8 million of unamortized debt issuance costs included in other assets in the accompanying condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively.
As of September 30, 2017, there was $20.0 million outstanding under the ABL Facility with a weighted average interest rate of 3.2%. As of December 31, 2016, there were no amounts outstanding under the ABL Facility. Total letters of credit issued were approximately $6.3 million and $7.0 million at September 30, 2017 and December 31, 2016, respectively. The Company had $65.0 million and $68.7 million in availability under the ABL Facility as of September 30, 2017 and December 31, 2016, respectively.
Term Loan
On June 30, 2015, the Company entered into a term loan agreement (“Original Term B Loan”) under which the Company borrowed an aggregate of $200.0 million, which matures on June 30, 2021. On September 19, 2016, the Company entered into the First Amendment to the Original Term B Loan (“Term Loan Amendment”), which amended the original Term B Loan to provide for incremental commitments in an aggregate principal amount of $152.0 million (“Incremental Term Loans”) that were extended to the Company on October 3, 2016. The Original Term B Loan and Incremental Term Loans are collectively referred to as “Term B Loan”. On March 31, 2017, the Company entered into the Third Amendment to the Term B Loan (the “Replacement Term Loan Amendment”), which amended the Term B Loan to provide for a new term loan commitment (the “Replacement Term Loan”). The proceeds from the Replacement Term Loan were used to repay in full the outstanding principal amount of the Term B Loan. As a result of the Replacement Term Loan Amendment, the interest rate was reduced by 1.5% per annum. Additionally, quarterly principal payments required under the Original Term B Loan and Term Loan Amendment of $2.5 million and $2.1 million, respectively, were reduced to an aggregate quarterly principal payment of $1.9 million. On and after the Replacement Term Loan Amendment effective date, each reference to “Term B Loan” is deemed to be a reference to the Replacement Term Loan.
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
All of the indebtedness under the Term B Loan is and will be guaranteed by the Company’s existing and future material domestic subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors. The Term B Loan contains customary negative covenants, and also contains a financial maintenance covenant which requires the Company to maintain a net leverage ratio not exceeding 5.25 to 1.00 through the fiscal quarter ending September 30, 2017, 5.00 to 1.00 through the fiscal quarter ending March 31, 2018, 4.75 to 1.00 through the fiscal quarter ending September 30, 2018; and thereafter, 4.50 to 1.00. At September 30, 2017, the Company was in compliance with its financial covenants in the Term B Loan.
During the first quarter of 2017, the Company used a portion of the net proceeds from the Convertible Notes offering as described above, along with proceeds from the Common Stock Offering as described in Note 11, “Earnings per Share”, to prepay a total of $177.0 million of the Term B Loan. In accordance with ASC 470, “Debt - Modifications and Extinguishments”, the prepayment was determined to be an extinguishment of the existing debt. As a result, the pro-rata share of the unamortized debt issuance costs and original issuance discount related to the prepayment, aggregating to $4.6 million, was recorded as a loss on the extinguishment of debt in the condensed consolidated statements of income. The remaining unamortized debt issuance costs and original issuance discount, including $2.4 million additional transactions fees incurred in connection to the Replacement Term Loan Amendment, was approximately $6.1 million. Both the aggregate debt issuance costs and the original issue discount will be amortized into interest expense over the remaining life of the Term B Loan. The Company recognized approximately $0.4 million and $1.2 million of amortization of debt issuance cost and original issue discount for the three and nine months ended September 30, 2017, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2016, respectively, which is

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

included in the accompanying condensed consolidated statements of income. The Company had an aggregate principal amount outstanding of $151.6 million and $337.0 million as of September 30, 2017 and December 31, 2016, respectively, under the Term B Loan bearing interest at 5.7% and 7.0%, respectively. The Company had $5.3 million and $8.7 million as of September 30, 2017 and December 31, 2016, respectively, of unamortized debt issuance costs and original issue discount, all of which are recorded as a reduction of the debt balance on the Company’s condensed consolidated balance sheets.
The Company’s Term B Loan traded at approximately 101.4% and 101.6% of par value as of September 30, 2017 and December 31, 2016, respectively. The valuation of the Term B Loan was determined based on Level 2 inputs under the fair value hierarchy.
Bank facilities
Our Australian subsidiaries were party to a revolving debt facility with a borrowing capacity of approximately $11.7 million, which would mature on November 30, 2017, that was subject to interest at a bank-specified rate plus 1.9% and was secured by substantially all the assets of the subsidiary. No amounts were outstanding as of December 31, 2016 under this facility.
On July 3, 2017, our Australian subsidiaries entered into a new agreement (collectively, the “Australian Loans”) to provide for revolving borrowings with an aggregate principal amount of $32.0 million as of September 30, 2017. The Australian Loans include two sub-facilities: (i) Facility A, with a borrowing capacity of $20.3 million that matures on July 3, 2020 and (ii) Facility B, with a borrowing capacity of $11.7 million that matures on July 3, 2018. No amounts were outstanding as of September 30, 2017 under the Australian Loans.
Borrowings under Facility A bear interest at the Bank Bill Swap Bid Rate (“BBSY”) plus a margin determined based on the most recent net leverage ratio (as defined per the Australian credit agreement). The margin is to be determined on the first day of the period as follows: (i) 1.10% per annum if the net leverage ratio is less than 1.50 to 1.00; (ii) 1.20% per annum if the net leverage ratio is less than 2.00 to 1.00 and (iii) 1.30% if the net leverage ratio is less than 2.50 to 1.00. Borrowings under Facility B bear interest at the BBSY plus a margin of 0.9% per annum.
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
8. Derivative Instruments
Foreign Currency Exchange Rate Risk
As of September 30, 2017, the Company was party to forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $17.2 million. The Company uses foreign currency forward contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain payments for contract manufacturing in its lower-cost manufacturing facilities. The foreign currency forward contracts hedge currency exposure between the Mexican peso and the U.S. dollar, the Thai baht and the Australian dollar and the U.S. dollar and the Australian dollar and mature at specified monthly settlement dates through June 2018. At inception, the Company designated the foreign currency forward contracts as cash flow hedges. Upon purchase of certain inventories, the Company de-designates the foreign currency forward contract.
On October 4, 2016, the Company entered into a cross currency swap arrangement to hedge changes in foreign currency exchange rates. As of September 30, 2017, the notional amount of the cross currency swap was approximately $117.0 million. The Company uses the cross currency swap to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to a non-U.S. denominated intercompany loan of €110.0 million. The cross currency swap hedges currency exposure between the Euro and the U.S. dollar and matures on January 3, 2019. The Company makes quarterly principal payments of €1.4 million, plus interest at a fixed rate of 5.4% per annum, in exchange for $1.5 million, plus interest at a fixed rate of 7.2% per annum. At inception, the Company designated the cross currency swap as a cash flow hedge. Changes in the currency rate result in reclassification of amounts from accumulated other comprehensive income to earnings to offset the re-measurement gain or loss on the non-U.S. denominated intercompany loan.
Additionally, during the third quarter of 2017, the Company’s Australian subsidiary entered into a cross currency swap arrangement to hedge changes in foreign currency exchange rates. As of September 30, 2017, the notional amount of the cross currency was approximately $6.6 million. The Australian subsidiary uses the cross currency swap to mitigate the risk associated with fluctuations in currency rates related to a non-functional currency intercompany loan of NZ$10.0 million. The floating-to-floating cross currency swap hedges currency exposure between the New Zealand dollar and the Australian dollar and matures on June 30, 2020. The Australian subsidiary makes quarterly principal payments of NZ$0.8 million, plus interest at the 3-month Bank Bill Benchmark Rate ("BKBM") in New Zealand plus a margin of .31% per annum, in exchange for A$0.8 million, plus interest at the 3-month BBSY in Australia per annum. At inception, the cross currency swap was not designated as a hedging instrument.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Financial Statement Presentation
As of September 30, 2017 and December 31, 2016, the fair value carrying amount of the Company’s derivative instruments were recorded as follows:

		Asset / (Liability) Derivatives
	Balance Sheet Caption	September 30, 2017	December 31, 2016
		(dollars in thousands)
Derivatives designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$270	$670
Foreign currency forward contracts	Accrued liabilities	(100)	(760)
Cross currency swap	Other assets	—	5,720
Cross currency swap	Other long-term liabilities	(7,880)	—
Total derivatives designated as hedging instruments		(7,710)	5,630
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	270	—
Foreign currency forward contracts	Accrued liabilities	(40)	(130)
Cross currency swap	Other assets	20	—
Total derivatives de-designated as hedging instruments		250	(130)
Total derivatives		$(7,460)	$5,500
The following tables summarize the loss recognized in accumulated other comprehensive income (“AOCI”), the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings as of and for the three and nine months ended September 30, 2017 and 2016:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion, net of tax)			Amount of Gain (Loss) Reclassified from AOCI into Earnings
				Three months ended September 30,		Nine months ended September 30,
	As of September 30, 2017	As of December 31, 2016	Location of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	2017	2016	2017	2016
	(dollars in thousands)			(dollars in thousands)
Derivatives instruments
Foreign currency forward contracts	$190	$(320)	Cost of sales	$620	$(350)	$880	$(1,120)
Cross currency swap	$(950)	$(610)	Other expense, net	$(4,100)	$—	$(13,840)	$—
Over the next 12 months, the Company expects to reclassify approximately $0.2 million of pre-tax deferred gains, related to the foreign currency forward contracts, from AOCI to cost of sales as the inventory purchases are settled. Over the next 12 months, the Company expects to reclassify approximately $1.5 million of pre-tax deferred losses, related to the cross currency swap, from AOCI to other expense, net as an offset to the re-measurement gains or losses on the non-U.S. denominated intercompany loan.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Derivatives not designated as hedging instruments
The gain or loss resulting from the change in fair value on de-designated forward contracts is reported within cost of sales on the Company’s condensed consolidated statements of income. There were $0.1 million of losses on de-designated derivatives for the three months ended September 30, 2017 and no gain or loss on de-designated derivatives for the nine months ended September 30, 2017. The gains on de-designated derivatives amounted to $0.1 million and $0.3 million for the three and nine months ended September 30, 2016, respectively. The gain or loss resulting from the change in fair value on the floating-to-floating cross currency swap is recorded within other expense, net on the Company’s condensed consolidated statements of income. The gain or loss on this cross currency swap was not material for the three and nine months ended September 30, 2017, respectively.
Fair Value Measurements
The fair value of the Company’s derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company’s foreign currency forward contracts use observable inputs such as forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 are shown below.

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
September 30, 2017
Foreign currency forward contracts	Recurring	$400	$—	$400	$—
Cross currency swaps	Recurring	$(7,860)	$—	$(7,860)	$—
December 31, 2016
Foreign currency forward contracts	Recurring	$(220)	$—	$(220)	$—
Cross currency swap	Recurring	$5,720	$—	$5,720	$—
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
Segment activity is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Net Sales
Horizon Americas	$115,460	$110,730	$351,400	$350,170
Horizon Europe-Africa	87,950	13,050	253,070	39,600
Horizon Asia-Pacific	36,710	27,940	92,520	75,820
Total	$240,120	$151,720	$696,990	$465,590
Operating Profit (Loss)
Horizon Americas	$10,930	$12,910	$38,840	$35,630
Horizon Europe-Africa	2,680	210	5,950	600
Horizon Asia-Pacific	5,880	3,750	13,240	8,830
Corporate	(6,200)	(10,240)	(21,160)	(19,500)
Total	$13,290	$6,630	$36,870	$25,560
10. Equity Awards
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
Stock Options

The following table summarizes Horizon stock option activity from December 31, 2016 to September 30, 2017:

	Number of Stock Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	347,585	$10.37
Granted	—	—
Exercised	(3,638)	10.40
Canceled, forfeited	—	—
Expired	—	—
Outstanding at September 30, 2017	343,947	$10.37	8.1	$2,499,061
As of September 30, 2017, there was $0.2 million in unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 0.5 years. The Company recognized approximately $0.1 million and $0.3 million of stock-based compensation expense related to stock options during the three and nine months ended September 30, 2017, respectively, and approximately $0.2 million and $0.6 million during the three and nine months ended September 30, 2016, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
Restricted Shares

In the first nine months of 2017, the Company granted an aggregate of 185,423 restricted stock units and performance stock units to certain key employees and non-employee directors. The total grants consisted of: (i) 22,449 time-based restricted stock units that vest ratably on (1) March 1, 2018, (2) March 1, 2019 and (3) March 1, 2020; (ii) 50,416 time-based restricted stock units that vest ratably on (1) March 1, 2018, (2) March 1, 2019, (3) March 1, 2020 and (4) March 1, 2021; (iii) 72,865 market-based performance stock units that vest on March 1, 2020; (iv) 33,426 time-based restricted stock units that vest on July 1, 2018, and (v) 6,267 time-based restricted stock units that vest on July 1, 2019.

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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The grant date fair value of restricted shares is expensed over the vesting period. Restricted share fair values are based on the closing trading price of the Company’s common stock on the date of grant. Changes in the number of restricted shares outstanding for the period ended September 30, 2017 were as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	557,563	$11.89
Granted	185,423	17.49
Vested	(153,086)	12.52
Canceled, forfeited	—	—
Outstanding at September 30, 2017	589,900	$13.50
As of September 30, 2017, there was $4.0 million in unrecognized compensation costs related to unvested restricted shares that is expected to be recognized over a weighted-average period of 0.9 year.
The Company recognized approximately $0.9 million and $2.5 million of stock-based compensation expense related to restricted shares during the three and nine months ended September 30, 2017, respectively, and approximately $0.8 million and $2.2 million during the three and nine months ended September 30, 2016, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
11. Earnings per Share
Basic earnings per share is computed using net income attributable to Horizon Global and the number of weighted average shares outstanding. On February 1, 2017, the Company completed an underwritten public offering of 4.6 million shares of common stock, which includes the exercise in full by the underwriters of their option to purchase 0.6 million shares of common stock, at a public offering price of $18.50 per share (the “Common Stock Offering”). Proceeds from the Common Stock Offering were approximately $79.9 million, net of underwriting discounts, commissions, and offering-related transaction costs. Diluted earnings per share is computed using net income attributable to Horizon Global and the number of weighted average shares outstanding, adjusted to give effect to the assumed exercise of outstanding stock options and warrants, vesting of restricted shares outstanding, and conversion of the Convertible Notes. The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share attributable to Horizon Global and diluted earnings per share attributable to Horizon Global for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(dollars in thousands, except for per share amounts)
Numerator:
Net income attributable to Horizon Global	$6,890	$370	$17,290	$9,890
Denominator:
Weighted average shares outstanding, basic	24,948,410	18,174,509	24,728,643	18,144,998
Dilutive effect of stock-based awards	430,842	344,568	426,157	188,228
Weighted average shares outstanding, diluted	25,379,252	18,519,077	25,154,800	18,333,226

Basic earnings per share attributable to Horizon Global	$0.28	$0.02	$0.70	$0.55
Diluted earnings per share attributable to Horizon Global	$0.27	$0.02	$0.69	$0.54

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The effect of certain common stock equivalents were excluded from the computation of weighted average diluted shares outstanding for the three and nine months ended September 30, 2017 and 2016, as inclusion would have resulted in anti-dilution. A summary of these anti-dilutive common stock equivalents is provided in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Number of options	—	—	—	268,331
Exercise price of options	—	—	—	$10.08 - $11.02
Restricted stock units	—	—	57,118	53,546
Convertible Notes	5,005,000	—	4,418,333	—
Warrants	5,005,000	—	4,418,333	—
For purposes of determining diluted earnings per share, the Company has elected a policy to assume that the principal portion of the Convertible Notes, as described in Note 7, “Long-term Debt,” is settled in cash and the conversion premium is settled in shares. Therefore, the Company has adopted a policy of calculating the diluted earnings per share effect of the Convertible Notes using the treasury stock method. As a result, the dilutive effect of the Convertible Notes is limited to the conversion premium, which is reflected in the calculation of diluted earnings per share as if it were a freestanding written call option on the Company’s shares. Using the treasury stock method, the Warrants issued in connection with the issuance of the Convertible Notes are considered to be dilutive when they are in the money relative to the Company’s average common stock price during the period. The Convertible Note Hedges purchased in connection with the issuance of the Convertible Notes are always considered to be anti-dilutive and therefore do not impact the Company’s calculation of diluted earnings per share.
12. Shareholders’ Equity
Preferred Stock
The Company is authorized to issue 100,000,000 shares of Horizon Global preferred stock, par value of $0.01 per share. There were no preferred shares outstanding at September 30, 2017 or December 31, 2016.
Common Stock
The Company is authorized to issue 400,000,000 shares of Horizon Global common stock, par value of $0.01 per share. At September 30, 2017, there were 24,936,110 shares of common stock issued and outstanding, net of 686,506 in treasury shares. At December 31, 2016, there were 20,899,959 shares of common stock issued and outstanding.
Share Repurchase Program
In April 2017, the Board of Directors authorized a share repurchase program of up to 1.5 million shares of the Company’s issued and outstanding common stock during the period beginning on May 5, 2017 and ending May 5, 2020 (the “Share Repurchase Program”). The Share Repurchase Program provides for share purchases in the open market or otherwise, depending on share price, market conditions and other factors, as determined by the Company. In addition, the Company’s ABL Loan Agreement and Replacement Term Loan Amendment place certain limitations on the Company’s ability to repurchase its common stock. As of September 30, 2017, cumulative shares purchased totaled 686,506 at an average purchase price per share of $14.55, excluding commissions. The repurchased shares are presented as treasury stock, at cost, on the condensed consolidated balance sheets.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Accumulated Other Comprehensive Income
Changes in AOCI by component, net of tax, for the nine months ended September 30, 2017 are summarized as follows:

	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance at December 31, 2016	$(930)	$(7,410)	$(8,340)
Net unrealized gains (losses) arising during the period (a)	(7,950)	15,500	7,550
Less: Net realized losses reclassified to net income (b)	(8,120)	—	(8,120)
Net current-period change	170	15,500	15,670
Balance at September 30, 2017	$(760)	$8,090	$7,330
__________________________
(a) Derivative instruments, net of income tax benefit of $5.2 million. See Note 8, “Derivative Instruments,” for further details.
(b) Derivative instruments, net of income tax benefit of $4.8 million. See Note 8, “Derivative Instruments,” for further details.
Changes in AOCI by component, net of tax, for the nine months ended September 30, 2016 are summarized as follows:

	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance at December 31, 2015	$(710)	$3,180	$2,470
Net unrealized gains (losses) arising during the period (a)	(660)	1,130	470
Less: Net realized losses reclassified to net income (b)	(1,030)	—	(1,030)
Net current-period change	370	1,130	1,500
Balance at September 30, 2016	$(340)	$4,310	$3,970
__________________________
(a) Derivative instruments, net of income tax benefit of $0.1 million. See Note 8, “Derivative Instruments,” for further details.
(b) Derivative instruments, net of income tax benefit of $0.1 million. See Note 8, “Derivative Instruments,” for further details.
13. Income Taxes
At the end of each interim reporting period, the Company makes an estimate of the annual effective income tax rate. Tax items included in the annual effective income tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective income tax rate for that quarter. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. The Company has experienced pre-tax losses in the U.S. In light of the losses, the Company evaluates the realizability of its deferred tax assets on a quarterly basis. In completing this evaluation, the Company considers all available evidence in order to determine whether, based on the weight of the evidence a valuation allowance is necessary. As of September 30, 2017, we believe that it is more likely than not that the U.S. deferred tax assets will be realized. If the U.S. business continues to experience losses through 2017, management may determine a valuation allowance against the U.S. deferred tax assets is necessary, which would result in significant tax expense in the period recognized, as well as subsequent periods.
The effective income tax rate was (1.9)% and (25.7)% for the three and nine months ended September 30, 2017, respectively. For the three and nine months ended September 30, 2016, the effective income tax rates were 75.8% and 8.3%, respectively. The lower effective income tax rate in the three months ended September 30, 2017 is driven by a higher portion of income earned in jurisdictions with lower statutory rates and the recognition of additional tax credits recognized in the U.S. The lower effective income tax rate

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

in the nine months ended September 30, 2017 is driven by the recognition of the income tax benefits associated with stock awards issued, the release of certain unrecognized tax positions, and the recognition of additional tax credits in the U.S.
During the nine months ended September 30, 2017 and 2016, cash paid for domestic taxes was approximately $1.9 million and $1.9 million, respectively. During the nine months ended September 30, 2017 and 2016, the Company paid cash for foreign taxes of $4.2 million and $2.2 million, respectively.
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
We report shipping and handling expenses associated with our Horizon Americas reportable segment’s distribution network as an element of selling, general and administrative expenses in our condensed consolidated statements of income. As such, gross margins for the Horizon Americas reportable segment may not be comparable to those of our Horizon Europe-Africa and Horizon Asia-Pacific segments, which primarily rely on third-party distributors, for which all costs are included in cost of sales.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended September 30, 2017 and 2016:

	Three months ended September 30,
	2017	As a Percentage of Net Sales	2016	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Horizon Americas	$115,460	48.1%	$110,730	73.0%
Horizon Europe-Africa	87,950	36.6%	13,050	8.6%
Horizon Asia-Pacific	36,710	15.3%	27,940	18.4%
Total	$240,120	100.0%	$151,720	100.0%
Gross Profit
Horizon Americas	$34,230	29.6%	$33,590	30.3%
Horizon Europe-Africa	14,370	16.3%	2,130	16.3%
Horizon Asia-Pacific	9,820	26.8%	6,790	24.3%
Total	$58,420	24.3%	$42,510	28.0%
Selling, General and Administrative Expenses
Horizon Americas	$23,220	20.1%	$20,690	18.7%
Horizon Europe-Africa	11,640	13.2%	1,900	14.6%
Horizon Asia-Pacific	3,860	10.5%	3,020	10.8%
Corporate	6,080	N/A	10,240	N/A
Total	$44,800	18.7%	$35,850	23.6%
Net Loss on Disposition of Property and Equipment
Horizon Americas	$(200)	(0.2)%	$10	—%
Horizon Europe-Africa	(80)	(0.1)%	(250)	(1.9%)
Horizon Asia-Pacific	(50)	(0.1)%	210	0.8%
Corporate	—	N/A	—	N/A
Total	$(330)	(0.1)%	$(30)	—%
Operating Profit (Loss)
Horizon Americas	$10,930	9.5%	$12,910	11.7%
Horizon Europe-Africa	2,680	3.0%	210	1.6%
Horizon Asia-Pacific	5,880	16.0%	3,750	13.4%
Corporate	(6,200)	N/A	(10,240)	N/A
Total	$13,290	5.5%	$6,630	4.4%
Depreciation and Amortization
Horizon Americas	$2,630	2.3%	$2,910	2.6%
Horizon Europe-Africa	2,520	2.9%	360	2.8%
Horizon Asia-Pacific	1,250	3.4%	1,060	3.8%
Corporate	70	N/A	10	N/A
Total	$6,470	2.7%	$4,340	2.9%

The following table summarizes financial information for our reportable segments for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30,
	2017	As a Percentage of Net Sales	2016	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Horizon Americas	$351,400	50.4%	$350,170	75.2%
Horizon Europe-Africa	253,070	36.3%	39,600	8.5%
Horizon Asia-Pacific	92,520	13.3%	75,820	16.3%
Total	$696,990	100.0%	$465,590	100.0%
Gross Profit
Horizon Americas	$105,780	30.1%	$102,290	29.2%
Horizon Europe-Africa	42,070	16.6%	6,550	16.5%
Horizon Asia-Pacific	23,630	25.5%	16,990	22.4%
Total	$171,480	24.6%	$125,830	27.0%
Selling, General and Administrative Expenses
Horizon Americas	$66,810	19.0%	$64,190	18.3%
Horizon Europe-Africa	36,120	14.3%	5,700	14.4%
Horizon Asia-Pacific	10,310	11.1%	8,120	10.7%
Corporate	21,040	N/A	19,500	N/A
Total	$134,280	19.3%	$97,510	20.9%
Net Loss on Disposition of Property and Equipment
Horizon Americas	$(240)	(0.1)%	$(230)	(0.1%)
Horizon Europe-Africa	—	—%	(270)	(0.7%)
Horizon Asia-Pacific	(80)	(0.1)%	(20)	—%
Corporate	(10)	N/A	—	N/A
Total	$(330)	—%	$(520)	(0.1%)
Operating Profit (Loss)
Horizon Americas	$38,840	11.1%	$35,630	10.2%
Horizon Europe-Africa	5,950	2.4%	600	1.5%
Horizon Asia-Pacific	13,240	14.3%	8,830	11.6%
Corporate	(21,160)	N/A	(19,500)	N/A
Total	$36,870	5.3%	$25,560	5.5%
Depreciation and Amortization
Horizon Americas	$8,020	2.3%	$8,580	2.5%
Horizon Europe-Africa	6,570	2.6%	1,290	3.3%
Horizon Asia-Pacific	3,150	3.4%	3,070	4.0%
Corporate	200	N/A	30	N/A
Total	$17,940	2.6%	$12,970	2.8%

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016
Overall, net sales increased approximately $88.4 million, or 58.3%, to $240.1 million in the three months ended September 30, 2017, as compared with $151.7 million in the three months ended September 30, 2016. During the third quarter of 2017, net sales within our Horizon Europe-Africa reportable segment increased $74.9 million primarily driven by our fourth quarter 2016 acquisition of the Westfalia Group. Horizon Asia-Pacific reportable segment increased by $8.8 million attributable, in part, to a regional bolt-on acquisition in the quarter and net sales to a new customer. In our Horizon Americas reportable segment, net sales increased $4.7 million driven by increased net sales across most of our channels, except our retail channel, which remained relatively flat quarter-over-quarter.
Gross profit margin (gross profit as a percentage of net sales) approximated 24.3% and 28.0% for the three months ended September 30, 2017 and 2016, respectively. The overall decrease in gross profit margin is primarily the result of a shift in the concentration of net sales from our higher margin Horizon Americas reportable segment to our lower margin Horizon Europe-Africa reportable segment. Further negatively impacting gross profit margin were unfavorable commodity prices and higher freight costs in our Horizon Americas reportable segment which resulted in a decrease in gross profit margin quarter-over-quarter. These declines were partially offset by an improvement in our Horizon Asia-Pacific reportable segment primarily as a result of higher sales volumes and productivity initiatives. Gross profit margin remained relatively flat in our Horizon Europe-Africa reportable segment.
Operating profit margin (operating profit as a percentage of net sales) approximated 5.5% and 4.4% in the three months ended September 30, 2017 and 2016, respectively. Operating profit increased approximately $6.7 million, or 100.5%, to an operating profit of $13.3 million in the three months ended September 30, 2017, from operating profit of $6.6 million in the three months ended September 30, 2016, primarily due to higher sales volumes from the aforementioned acquisitions along with lower corporate expenses as acquisition and integration costs were lower quarter-over-quarter. These positive impacts were partially offset by a decline in our Horizon Americas reportable segment as this segment was negatively impacted by higher commodity, freight, and legal costs.
Interest expense increased approximately $1.4 million, to $5.5 million, in the three months ended September 30, 2017, as compared to $4.1 million in the three months ended September 30, 2016, primarily due to additional interest and non-cash amortization of debt discount and issuance costs related to our Convertible Notes issued during the first quarter of 2017.
Other expense, net increased approximately $0.3 million to $1.3 million in the three months ended September 30, 2017, as compared to $1.0 million in the three months ended September 30, 2016, primarily due to losses on financing transactions denominated in foreign currencies within certain of our Horizon Asia-Pacific locations.
The effective income tax rate for the three months ended September 30, 2017 and 2016 was (1.9)% and 75.8%, respectively. The lower effective income tax rate in the three months ended September 30, 2017 is driven by a higher portion of income earned in jurisdictions with lower statutory rates and the recognition of additional tax credits recognized in the U.S.
Net income increased approximately $6.2 million to $6.6 million in the three months ended September 30, 2017, from net income of $0.4 million in the three months ended September 30, 2016. The increase was primarily the result of a $6.7 million increase in operating profit driven by higher sales volumes and lower corporate expenses.
See below for a discussion of operating results by segment.
Horizon Americas.    Net sales increased approximately $4.7 million, or 4.3%, to $115.5 million in the three months ended September 30, 2017, as compared to $110.7 million in the three months ended September 30, 2016. Net sales increased in all of our market channels, except for our retail channel. Net sales in our automotive OE channel increased approximately $2.0 million, primarily due to increased volume of brake controllers and heavy duty products on existing programs. Net sales in our e-commerce channel increased approximately $1.2 million primarily due to higher demand as we believe the way consumers do business appears to be evolving to online research and purchasing. Partially offsetting this increase was reduced sales to certain customers who did not maintain channel pricing discipline. Net sales in our aftermarket channel increased approximately $1.0 million based on increased sales with our warehouse distribution partners. In our industrial channel, net sales increased by approximately $0.6 million due to increased product availability and consumer demand for on-road trailers. Net sales were relatively flat in our retail channel, with an approximate $0.1 million decrease, as higher sales in farm and fleet and auto retail were more than offset by a decrease with our mass merchant customers. The remainder of the change is a result of favorable currency exchange as the Brazilian real strengthened in relation to the U.S. dollar.
Horizon Americas’ gross profit increased approximately $0.6 million to $34.2 million, or 29.6% of net sales, in the three months ended September 30, 2017, from approximately $33.6 million, or 30.3% of net sales, in the three months ended September 30, 2016. The increase in gross profit was due to the higher sales volumes discussed above. The primary factors negatively impacting gross profit margin were $2.6 million of unfavorable commodity prices and higher freight costs. Partially offsetting these decreases were approximately $0.5 million of lower costs associated with the consolidation of our manufacturing facilities during the third quarter of 2016 that did not reoccur in 2017. Also benefiting gross profit margin were improved customer and product sales mix and pricing increases we were able to pass on to customers.
Selling, general and administrative expenses increased approximately $2.5 million to $23.2 million, or 20.1% of net sales, in the three months ended September 30, 2017, as compared to $20.7 million, or 18.7% of net sales, in the three months ended September 30, 2016. The increase is primarily due to costs associated with a project to optimize our distribution footprint, increased variable distribution costs, and higher legal costs associated with protecting our intellectual property.
Horizon Americas’ operating profit decreased approximately $2.0 million to $10.9 million, or 9.5% of net sales, in the three months ended September 30, 2017, as compared to $12.9 million, or 11.7% of net sales, in the three months ended September 30, 2016. Operating profit margin decreased due to unfavorable commodity prices and higher freight, variable distribution, and legal costs. Also contributing to the decline in operating profit were costs associated with optimizing our distribution footprint. These decreases were partially offset by increased sales levels.
Horizon Europe-Africa.    Net sales increased approximately $74.9 million, or 573.9%, to $88.0 million in the three months ended September 30, 2017, compared to $13.1 million in the three months ended September 30, 2016, primarily due to the acquisition of the Westfalia Group in the fourth quarter of 2016.
Horizon Europe-Africa’s gross profit increased approximately $12.2 million to $14.4 million, or 16.3% of net sales, in the three months ended September 30, 2017, from approximately $2.1 million, or 16.3% of net sales, in the three months ended September 30, 2016. The increase in gross profit is attributable to the Westfalia Group acquisition.
Selling, general and administrative expenses increased approximately $9.7 million to $11.6 million, or 13.2% of net sales, in the three months ended September 30, 2017, as compared to $1.9 million, or 14.6% of net sales, in the three months ended September 30, 2016. The increase is primarily attributable to the aforementioned acquisition, which includes $2.0 million of depreciation and amortization related to purchase accounting. Further contributing to the increase was approximately $1.1 million of severance and integration related costs in connection with the acquisition during the quarter.
Horizon Europe-Africa’s operating profit increased approximately $2.5 million to $2.7 million, or 3.0% of net sales, in the three months ended September 30, 2017, as compared to $0.2 million, or 1.6% of net sales, in the three months ended September 30, 2016, primarily attributable to the acquisition mentioned above.
Horizon Asia-Pacific.    Net sales increased approximately $8.8 million, or 31.4%, to $36.7 million in the three months ended September 30, 2017, compared to $27.9 million in the three months ended September 30, 2016. The increase in net sales is attributable, in part, to a regional bolt-on acquisition early in the quarter, which increased net sales by approximately $6.0 million. Excluding the impact from this acquisition, net sales in our automotive OE channel decreased $0.6 million, primarily attributable to volume from a program that did not continue into 2017. The aftermarket sales channel decreased approximately $0.5 million due to reduced sales with a customer that did not maintain market discipline. Net sales in the industrial channel increased approximately $2.5 million due to increased sales with a new customer acquired in late 2016. The remainder of the increase is primarily due to favorable currency exchange as the Australian dollar, Thai baht, and New Zealand dollar strengthened in relation to the U.S. dollar.
Horizon Asia-Pacific’s gross profit increased approximately $3.0 million to $9.8 million, or 26.8% of net sales, in the three months ended September 30, 2017, from approximately $6.8 million, or 24.3% of net sales, in the three months ended September 30, 2016. The increase in gross profit is primarily driven by the increased sales volumes, which increased gross profit by $2.1 million. Gross profit margin was positively impacted by the results of ongoing productivity initiatives in our Australian business and efficiencies realized in Thailand as a result of the restructuring of operations completed in the second quarter of 2017.
Selling, general and administrative expenses increased approximately $0.8 million to $3.9 million, or 10.5% of net sales, in the three months ended September 30, 2017, as compared to $3.0 million, or 10.8% of net sales, in the three months ended September 30, 2016. The increase in selling, general and administrative expenses is primarily due to the aforementioned acquisition, which contributed $0.4 million of acquisition-related costs. Further impacting selling, general and administrative expenses during the quarter was increased personnel costs of $0.3 million in support of growth and productivity initiatives. The balance of the increase in selling, general and administrative expenses was caused by unfavorable currency exchange.
Horizon Asia-Pacific’s operating profit increased approximately $2.1 million to $5.9 million, or 16.0% of net sales, in the three months ended September 30, 2017, as compared to $3.8 million, or 13.4% of net sales, in the three months ended September 30, 2016, due to increased sales volumes and operational improvements, partially offset by acquisition costs.

Corporate Expenses.   Corporate expenses included in operating profit decreased approximately $4.0 million to $6.2 million in the three months ended September 30, 2017, as compared to $10.2 million in the three months ended September 30, 2016. The decrease is attributed to approximately $4.6 million of lower costs associated with the acquisition of the Westfalia Group which was partially offset by an increase in severance and restructuring related costs.
Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016
Overall, net sales increased approximately $231.4 million, or 49.7%, to $697.0 million for the nine months ended September 30, 2017, as compared with $465.6 million in the nine months ended September 30, 2016. During the first nine months of 2017, net sales in our Horizon Europe-Africa reportable segment increased $213.5 million primarily driven by our fourth quarter 2016 acquisition of the Westfalia Group. Net sales in our Horizon Asia-Pacific reportable segment increased $16.7 million due to a regional bolt-on acquisition and net sales to a new customer. Net sales increased approximately $1.2 million in our Horizon Americas reportable segment due to increases in our e-commerce, industrial and automotive OE channels, which were partially offset by decreases in our retail and aftermarket channels.
Gross profit margin (gross profit as a percentage of sales) approximated 24.6% and 27.0% for the nine months ended September 30, 2017 and 2016, respectively. Gross profit margin increased across all of our reportable segments; however, an overall decline is the result of a shift in the concentration of net sales from our higher margin Horizon Americas reportable segment to our lower margin Horizon Europe-Africa segment. Gross profit margin improved in our Horizon Americas reportable segment as the consolidation of our manufacturing facilities that occurred in 2016 resulted in lower costs and cost savings in 2017, which more than offset the negative impacts of unfavorable commodity prices. An increase in gross profit margin in our Horizon Asia-Pacific reportable segment is attributable to increased sales volumes and productivity initiatives. Gross profit margin in our Horizon Europe-Africa reportable segment increased primarily as a result of the acquisition of the Westfalia Group.
Operating profit margin (operating profit as a percentage of sales) approximated 5.3% and 5.5% for the nine months ended September 30, 2017 and 2016, respectively. Operating profit increased approximately $11.3 million, or 44.2%, to $36.9 million for the nine months ended September 30, 2017, compared to $25.6 million for the nine months ended September 30, 2016, as a result of an operating profit margin improvement across all of our reportable segments, which was offset by higher corporate expenses driven by increased professional fees and people costs.
Interest expense increased approximately $4.1 million, to $16.7 million, for the nine months ended September 30, 2017, as compared to $12.6 million for the nine months ended September 30, 2016, primarily due to additional interest and non-cash amortization of debt discount and issuance costs related to our Convertible Notes issued during 2017.
Other expense, net increased approximately $0.4 million to $2.6 million for the nine months ended September 30, 2017 compared to $2.2 million for the nine months ended September 30, 2016, primarily due to losses on financing transactions denominated in foreign currencies within certain of our Horizon Asia-Pacific locations.
The effective income tax rates for the nine months ended September 30, 2017 and 2016 were (25.7)% and 8.3%, respectively. The lower effective income tax rate in the nine months ended September 30, 2017 is driven by the recognition of the income tax benefits associated with stock awards issued, the release of certain unrecognized tax positions, and the recognition of additional tax credits in the U.S.
Net income increased by approximately $6.5 million, to $16.4 million for the nine months ended September 30, 2017, compared to $9.9 million for the nine months ended September 30, 2016. The increase is primarily the result of an increase in operating profit of $11.3 million and an increase in income tax benefit of $4.3 million. Partially offsetting these increases were $4.1 million increase in interest expense and a $4.6 million loss on extinguishment of debt due to a prepayment made on our Term B Loan in the first quarter of 2017.
See below for a discussion of operating results by segment.
Horizon Americas.    Net sales increased approximately $1.2 million, or 0.4%, to $351.4 million in the nine months ended September 30, 2017, as compared to $350.2 million in the nine months ended September 30, 2016. Net sales in our e-commerce channel increased by approximately $3.4 million as higher demand from major e-commerce customers more than offset the decreased sales to certain customers who did not maintain channel pricing discipline. Net sales in our industrial channel increased approximately $2.1 million as product availability has increased throughout the year. Net sales in our automotive OE channel increased approximately $0.6 million due to increased volumes on existing programs with major customers, partially offset by higher volumes in 2016 due to the launch of a new program with another major customer that did not reoccur. Partially offsetting these increases were decreases in our retail and aftermarket channels. Net sales in our retail channel decreased approximately $2.9 million. Point of sale weakness at our mass merchant retail customers, across their product lines, resulted in lower sales levels. Net sales in our aftermarket channel decreased by approximately $2.5 million primarily due to challenges faced during the integration of our ERP system in 2017, which were partially offset by increased sales within our warehouse distribution partners. The remainder of the change is due to favorable currency exchange as the Brazilian real strengthened in relation to the U.S. dollar.
Horizon Americas’ gross profit increased approximately $3.5 million to $105.8 million, or 30.1% of net sales, in the nine months ended September 30, 2017, as compared to $102.3 million, or 29.2% of net sales, in the nine months ended September 30, 2016, Positively impacting gross profit margin was approximately $4.0 million of lower costs associated with the consolidation of Horizon Americas’ manufacturing facilities during 2016 that did not reoccur in 2017. 2017 also benefited from $2.6 million in cost savings due to the consolidation of Horizon Americas’ manufacturing facilities in 2016. Negatively impacting gross profit margin was approximately $4.4 million of unfavorable commodity prices and freight costs.
Selling, general and administrative expenses increased approximately $2.6 million to $66.8 million, or 19.0% of net sales, in the nine months ended September 30, 2017, as compared to $64.2 million, or 18.3% of net sales, in the nine months ended September 30, 2016. The increase is primarily due to higher distribution costs of approximately $2.1 million along with higher legal costs associated with protecting our intellectual property.
Horizon Americas’ operating profit increased approximately $3.2 million to $38.8 million, or 11.1% of net sales, in the nine months ended September 30, 2017, as compared to $35.6 million, or 10.2% of net sales, in the nine months ended September 30, 2016. Operating profit margin increased primarily due to the favorable impact of approximately $4.9 million of lower costs associated with the consolidation of our manufacturing footprint and approximately $2.2 million of lower expense related to the impairment of intangible assets during 2016. Partially offsetting these increases were unfavorable commodity prices and higher freight costs.
Horizon Europe-Africa.    Net sales increased approximately $213.5 million, or 539.1%, to $253.1 million in the nine months ended September 30, 2017, as compared to $39.6 million in the nine months ended September 30, 2016, which is primarily due to the Westfalia Group acquisition. Net sales were negatively impacted by approximately $0.7 million of unfavorable currency exchange as the British pound weakened in relation to the U.S. dollar.
Horizon Europe-Africa’s gross profit increased approximately $35.5 million to $42.1 million, or 16.6% of net sales, in the nine months ended September 30, 2017, from approximately $6.6 million, or 16.5% of net sales, in the nine months ended September 30, 2016, driven by the Westfalia Group acquisition.
Selling, general and administrative expenses increased approximately $30.4 million to $36.1 million, or 14.3% of net sales, in the nine months ended September 30, 2017, as compared to $5.7 million, or 14.4% of net sales, in the nine months ended September 30, 2016. The increase is primarily attributable to the aforementioned acquisition, which includes $5.0 million of depreciation and amortization related to purchase accounting. Additionally, we incurred approximately $4.0 million of severance and integration related costs in connection with the Westfalia Group acquisition during the 2017 period.
Horizon Europe-Africa’s operating profit increased approximately $5.4 million to approximately $6.0 million, or 2.4% of net sales, in the nine months ended September 30, 2017, as compared to $0.6 million, or 1.5% of net sales, in the nine months ended September 30, 2016, primarily attributable to the acquisition mentioned above.
Horizon Asia-Pacific.   Net sales increased approximately $16.7 million, or 22.0%, to $92.5 million in the nine months ended September 30, 2017, compared to $75.8 million in the nine months ended September 30, 2016. A regional bolt-on acquisition contributed an increase of $6.0 million in net sales. Net sales in our automotive OE channel, exclusive of this acquisition, increased $1.8 million due to increased volumes on existing programs. An increase of $6.8 million in net sales in our industrial channel is primarily due programs with a new customer. The remainder of the increase is primarily due to favorable currency exchange as the Australian dollar, Thai baht, and New Zealand dollar strengthened in relation to the U.S. dollar.
Horizon Asia-Pacific’s gross profit increased approximately $6.6 million to $23.6 million, or 25.5% of net sales, in the nine months ended September 30, 2017, from approximately $17.0 million, or 22.4% of net sales, in the nine months ended September 30, 2016. $3.7 million of the increase in gross profit is driven by the increased sales volumes mentioned above. Gross profit margin was further positively impacted by the results of productivity initiatives in our Australian business and and efficiencies realized in Thailand due to restructuring of operations completed in the second quarter of 2017.
Selling, general and administrative expenses increased approximately $2.2 million to $10.3 million, or 11.1% of net sales, in the nine months ended September 30, 2017, as compared to $8.1 million, or 10.7% of net sales, in the nine months ended September 30, 2016. The increase in selling, general and administrative expenses is primarily due to the timing of marketing and promotional spend, increased people costs in support of growth initiatives, and operational restructuring costs. Additionally, selling, general and administrative expenses was increased by acquisition-related costs of $0.5 million. Further negatively impacting selling, general and administrative expenses was $0.3 million in unfavorable currency exchange.
Horizon Asia-Pacific’s operating profit increased approximately $4.4 million to $13.2 million, or 14.3% of net sales, in the nine months ended September 30, 2017, as compared to $8.8 million, or 11.6% of net sales, in the nine months ended September 30, 2016, primarily due to increased volumes and operational improvements across the region.
Corporate Expenses.  Corporate expenses increased approximately $1.7 million to $21.2 million for the nine months ended September 30, 2017, from $19.5 million for the nine months ended September 30, 2016. The increase between years is primarily attributed to an increase in professional fees for various human resource, information technology, and compliance initiatives, and increased people costs as we have continued to build out our corporate structure. These increases were partially offset by approximately $2.0 million of lower costs associated with the acquisition of the Westfalia Group.
Liquidity and Capital Resources
Our capital and working capital requirements are funded through a combination of cash flows from operations, cash on hand and various borrowings and factoring arrangements described below, including our ABL Facility. We utilize intercompany loans and equity contributions to fund our worldwide operations. See Note 7, “Long-term Debt” included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” within this quarterly report on Form 10-Q. As of September 30, 2017 and December 31, 2016, there was $14.2 million and $20.2 million, respectively, of cash held at foreign subsidiaries. There may be country specific regulations that may restrict or result in increased costs in the repatriation of these funds.
Based on our current and anticipated levels of operations and the condition in our markets and industry, we believe that our cash on hand, cash flow from operations and availability under our ABL Facility will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for at least the next twelve months. However, our ability to fund our working capital needs, debt payments and other obligations, and to comply with financial covenants, including borrowing base limitations under our ABL Facility, depends on our future operating performance and cash flow and many factors outside of our control, including the costs of raw materials, the state of the automotive accessories market and financial and economic conditions and other factors. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.
Cash Flows - Operating Activities
Net cash used for operating activities was approximately $2.3 million during nine months ended September 30, 2017 compared to a source of approximately $27.5 million during the nine months ended September 30, 2016. During the nine months ended September 30, 2017, the Company generated $47.9 million in cash flows, based on the reported net income of $16.4 million and after considering the effects of non-cash items related to losses on dispositions of property and equipment, depreciation, amortization, stock compensation, amortization of inventory step-up recorded as part of purchase accounting, changes in deferred income taxes, loss on extinguishment of debt, amortization of original issue discount and debt issuance costs, and other, net. During the nine months ended September 30, 2016, the Company generated $27.6 million based on the reported net income of $9.9 million and after considering the effects of similar non-cash items.
Changes in operating assets and liabilities used approximately $50.2 million and $0.1 million of cash during the nine months ended September 30, 2017 and 2016, respectively. Increases in accounts receivable resulted in a use of cash of $28.4 million and $8.3 million during the nine months ended September 30, 2017 and 2016, respectively. The increase in accounts receivable for both periods is a result of the higher sales activity during the third quarter compared to the fourth quarter due to the seasonality of the business. The higher increase in accounts receivable for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 is due to increased sales levels in 2017, which is partially attributable to the Westfalia acquisition.
Changes in inventory resulted in a use of cash of approximately $7.9 million during the nine months ended September 30, 2017 and a source of cash of approximately $19.9 million during the nine months ended September 30, 2016. The increase in inventory during the nine months ended September 30, 2017 is due to efforts to maintain higher stock levels of our highest volume products on hand, as well as additional inventory built as safety stock in anticipation of projects being completed in the fourth quarter in our Horizon Americas reportable segment. We also maintained lower levels of inventory in December 2016 in Horizon Americas in anticipation of the new ERP system going live. The inventory decline in 2016 is a result of the seasonality of our business.
Changes in accounts payable and accrued liabilities resulted in a use of cash of approximately $17.4 million and $10.0 million during the nine months ended September 30, 2017 and 2016, respectively. The decrease in accounts payable and accrued liabilities during the nine months ended September 30, 2017 is primarily related to the release of liabilities related to certain unrecognized tax positions and decreases to certain compensation accruals primarily related to bonus payments, as well as a decrease in liabilities associated with the acquisition of Westfalia from December 31, 2016. These decreases were partially offset by higher accounts payable related to maintaining higher inventory levels as described above. The use of cash for nine months ended September 30, 2016 is primarily related to the timing of payments made to suppliers, mix of vendors and related terms, as well as decreases in certain compensation accruals primarily related to bonus and severance payments.

Cash Flows - Investing Activities
Net cash used for investing activities during the nine months ended September 30, 2017 and 2016 was approximately $39.0 million and $9.9 million, respectively. During the third quarter of 2017, we acquired the assets of Best Bars for total cash consideration of $19.8 million. In addition, during the nine months ended September 30, 2017, we invested approximately $20.3 million in capital expenditures, as we have continued our investment in growth, capacity and productivity-related capital projects, including several projects in the newly acquired Westfalia Group. Cash received from the disposition of property and equipment was approximately $1.1 million primarily due to the sale of assets in Romania. During the nine months ended September 30, 2016, we incurred approximately $10.1 million in capital expenditures and received cash from the disposition of property and equipment of approximately $0.2 million resulting from the sale of assets in Brazil and South Africa.
Cash Flows - Financing Activities
Net cash provided by financing activities was approximately $9.6 million and $0.2 million during the nine months ended September 30, 2017 and 2016, respectively. During the nine months ended September 30, 2017, we received proceeds of $121.1 million from the issuance of our Convertible Notes, net of issuance costs; $79.9 million from the issuance of common stock, net of offering costs; $20.9 million from the issuance of Warrants; and our net borrowings from our ABL Facility totaled $20.0 million. We used cash of approximately $187.8 million for repayments on our Term B Loan, $29.7 million for payments on Convertible Note Hedges, net of issuance costs, and approximately $10.0 million to repurchase shares as part of our Share Repurchase Program. During the nine months ended September 30, 2016, our net borrowings from our ABL Facility totaled $6.8 million. We also used net cash amount of approximately $7.5 million for repayments on our Term B Loan.
Factoring Arrangements
We have factoring arrangements with financial institutions to sell certain accounts receivable under non-recourse agreements. Total receivables sold under the factoring arrangements was approximately $23.9 million as of September 30, 2017. The Company had no factoring arrangements for the nine months ended September 30, 2016. We utilize factoring arrangements as part of our financing for working capital. The costs of participating in these arrangements are immaterial to our results.
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
During the first quarter of 2017, we completed an underwritten public offering of $125.0 million aggregate principal amount of Convertible Notes. The Convertible Notes mature on July 1, 2022 unless earlier converted in accordance with the terms prior to such date, and bears interest at a rate of 2.75% per annum. We used net proceeds from the Convertible Notes offering, along with proceeds from the issuance of common stock, also completed in the first quarter of 2017, to prepay $177.0 million of the Term B Loan. Additionally, on March 31, 2017, we entered into the Third Amendment to the Term B Loan. This amendment allowed us to repay the existing Original Term B Loan and Incremental Term Loans and provided for the Replacement Term Loan which reduced the required principal payments by $2.7 million per quarter and reduced the interest rate by 1.5% per annum. Refer to Note 7, “Long-term Debt,” in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this quarterly report on Form 10-Q for additional information.
As of September 30, 2017, approximately $20.0 million was outstanding on the ABL Facility bearing interest at a weighted average rate of 3.2% and $151.6 million was outstanding on the Term B Loan bearing interest at 5.7%. The Company had $65.0 million in availability under the ABL Facility as of September 30, 2017.
The agreements governing the ABL Facility and Term B Loan contain various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including restrictions on incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The ABL Facility does not include any financial maintenance covenants other than a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing twelve-month basis, which will be tested only upon the occurrence of an event of default or certain other conditions as specified in the agreement. The Term B Loan contains customary negative covenants, and also contains a financial maintenance covenant which requires us to maintain a net leverage ratio not exceeding 5.25 to 1.00 through the fiscal quarter ending September 30, 2017, 5.00 to 1.00 through the fiscal quarter ending March 31, 2018, 4.75 to 1.00 through the fiscal quarter ending September 30, 2018; and thereafter, 4.50 to 1.00. As of September 30, 2017, we were in compliance with our financial covenants contained in the ABL Facility and the Term B Loan, respectively.

On July 3, 2017, our Australia subsidiary entered into a new agreement to provide for revolving borrowings up to an aggregate amount of $32.0 million. The agreement includes two sub-facilities: (i) Facility A has a borrowing capacity of $20.3 million, matures on July 3, 2020, and is subject to interest at Bank Bill Swap rate plus a margin determined based on the most recent net leverage ratio; (ii) Facility B has a borrowing capacity of $11.7 million, matures on July 3, 2018 and is subject to interest at Bank Bill Swap rate plus 0.9% per annum. Borrowings under this arrangement are subject to financial and reporting covenants. Financial covenants include maintaining a net leverage ratio not exceeding 2.50 to 1.00 during the period commencing on the date of the agreement and ending on the first anniversary of the date of the agreement; and 2.00 to 1.00 thereafter; working capital coverage ratio (working capital over total debt) greater than 1.75 to 1.00 and a gearing ratio (senior debt to senior debt plus equity) not exceeding 50%. As of September 30, 2017 we were in compliance with all covenants.
We are subject to variable interest rates on our Term B Loan and ABL Facility. At September 30, 2017, 1-Month LIBOR and 3-Month LIBOR approximated 1.23% and 1.33%, respectively.
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

The following is a reconciliation of net income (loss), as reported, which is a U.S. GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our credit agreement, for the twelve months ended September 30, 2017. We present Consolidated Bank EBITDA to show our performance under our financial covenants.

		Less:	Add:
	Year Ended December 31, 2016	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Twelve Months Ended September 30, 2017
	(dollars in thousands)
Net income (loss) attributable to Horizon Global	$(12,360)	$9,890	$17,290	$(4,960)
Bank stipulated adjustments:
Interest expense, net (as defined)	20,080	12,600	16,650	24,130
Income tax (benefit) expense	(3,730)	900	(3,350)	(7,980)
Depreciation and amortization	18,220	12,970	17,940	23,190
Extraordinary charges	6,830	4,120	—	2,710
Non-cash compensation expense(a)	3,860	2,840	2,760	3,780
Other non-cash expenses or losses	16,460	3,410	1,050	14,100
Pro forma EBITDA of permitted acquisition	13,910	13,910	1,090	1,090
Interest-equivalent costs associated with any Specified Vendor Receivables Financing	1,200	940	960	1,220
Debt extinguishment costs	—	—	4,640	4,640
Items limited to 25% of consolidated EBITDA:
Non-recurring expenses (b)	4,190	4,860	1,310	640
Acquisition integration costs (c)	4,290	—	8,230	12,520
Synergies related to permitted acquisition (d)	12,500	—	(8,330)	4,170
EBITDA limitation for non-recurring expenses (e)	(4,860)	—	2,620	(2,240)
Consolidated Bank EBITDA, as defined	$80,590	$66,440	$62,860	$77,010

	September 30, 2017
	(dollars in thousands)
Total Consolidated Indebtedness, as defined	$278,330
Consolidated Bank EBITDA, as defined	77,010
Actual leverage ratio	3.61	x
Covenant requirement	5.25	x
______________________

(a)	Non-cash compensation expenses resulting from the grant of restricted units of common stock and common stock options.

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
Refer to Note 7, “Long-term Debt,” in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this quarterly report on Form 10-Q for additional information.
The leverage ratios as of March 31, 2017 and June 30, 2017 were calculated based upon the U.S. GAAP definition of debt for our previously disclosed Convertible Note issuance during the first quarter of 2017. Based on discussions with the administrative agent under our credit agreement, the leverage ratio will be presented based on a U.S. GAAP exception outlined in the credit agreement, which provides our investors and lenders a clearer view of our total leverage position. Based upon this U.S. GAAP exception, our leverage ratio would have been 4.37x and 3.86x as of March 31, 2017 and June 30, 2017, respectively. The restated ratios are still in compliance with our covenant level of 5.25x for each quarter.

Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor’s and Moody’s. On January 30, 2017, Moody’s upgraded our prior rating of B2 to B1 for our $146 million ($352 million at time of rating, including the $152 million add-on) Term B Loan, as presented in Note 7, “Long-term Debt” included in Part I, Item I, “Notes to Condensed Consolidated Financial Statements” within this quarterly report on Form 10-Q. Moody’s also maintained a B2 to our corporate family rating and our outlook as stable. On January 26, 2017, Standard & Poor’s raised its corporate credit rating from B to B+ for our $146 million ($352 million at the time of the rating, including the $152 million add-on) senior secured term loan. Standard & Poor’s also maintained our B corporate credit rating and outlook as stable, while assigning a B- rating to our then proposed (at time of rating) Convertible Notes. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
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
We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of September 30, 2017, we were party to forward contracts and cross currency swaps, to hedge changes in foreign currency exchange rates, with notional amounts of approximately $17.2 million and $123.6 million, respectively. See Note 8, “Derivative Instruments,” included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” within this quarterly report on Form 10-Q.
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

During the quarter ended September 30, 2017, there were no material changes to the items that we disclosed as our critical accounting policies in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
We conduct business in various locations throughout the world and are subject to market risk due to changes in the value of foreign currencies. The functional currencies of our foreign subsidiaries are primarily the local currency in the country of domicile. We manage these operating activities at the local level and revenues and costs are generally denominated in local currencies; however, results of operations and assets and liabilities reported in U.S. dollars will fluctuate with changes in exchange rates between the local currencies and the U.S. dollar. A 10% change in average exchange rates versus the U.S. dollar would have resulted in an approximate $35.3 million change to our revenues for the nine months ended September 30, 2017.

We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding balances under our Term B Loan, at the Company’s election, bear interest at variable rates based on a margin over defined LIBOR. Based on the amount outstanding on the Term B Loan as of September 30, 2017, a 100 basis point change in LIBOR would result in an approximate $1.5 million change to our annual interest expense.
We use derivative financial instruments to manage our currency risks. We are also subject to interest risk as it relates to long-term debt. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 7, “Long-term Debt,” and Note 8, “Derivative Instruments,” in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this quarterly report on Form 10-Q for additional information.
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
Evaluation of disclosure controls and procedures
As of September 30, 2017, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company’s disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In April 2017, the Board of Directors authorized the Share Repurchase Program, which provides for the purchase of up to 1.5 million shares of the Company’s issued and outstanding common stock. The Share Repurchase Program provides for share purchases in the open market or otherwise, including pursuant to Rule 10b5-1 plans, depending on share price, market conditions and other factors, as determined by the Company. Total shares purchased as of September 30, 2017 through the Share Repurchase Program were 686,506 at a total cost of $10.0 million for an average purchase price per share of $14.55, excluding commissions.
The Company’s purchases of its shares of common stock during the third quarter of 2017 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)
July 1 - 31, 2017	116,141	$14.09	116,141	813,494
August 1 - 31, 2017	—		—	813,494
September 1 - 30, 2017	—		—	813,494
Total	116,141	$14.09	116,141
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

HORIZON GLOBAL CORPORATION (Registrant)

/s/ DAVID G. RICE

Date:	October 31, 2017	By:	David G. Rice Chief Financial Officer

Exhibits Index:

3.1(b)	Amended and Restated Certificate of Incorporation of Horizon Global Corporation.
3.2(a)	Amended and Restated By-laws of Horizon Global Corporation.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-1/A filed on June 11, 2015 (Reg. No. 333-203138).
(b)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 11, 2015 (File No. 001-37427).