Form 10-Q
period 2018-03-31
Horizon Global Corp
filed 2018-05-03
CIK 1637655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of May 1, 2018, the number of outstanding shares of the Registrant’s common stock, par value $0.01 per share, was 25,012,510 shares.

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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to, risks and uncertainties with respect to: the Company’s integration of the Westfalia Group (“Westfalia Group” consists of Westfalia-Automotive Holding GmbH and TeIJs Holding B.V.); the Company’s ability to successfully complete the acquisition of the Brink Group (defined herein); leverage; liabilities imposed by the Company’s debt instruments; market demand; competitive factors; supply constraints; material and energy costs; technology factors; litigation; government and regulatory actions; the Company’s accounting policies; future trends; general economic and currency conditions; various conditions specific to the Company’s business and industry; and other risks that are discussed in Item 1A, “Risk Factors” and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The risks described in our Annual Report and elsewhere in this report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
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

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,240	$29,570
Receivables, net of reserves of approximately $3.7 million and $3.1 million at March 31, 2018 and December 31, 2017, respectively	112,780	91,770
Inventories	178,220	171,500
Prepaid expenses and other current assets	12,770	10,950
Total current assets	330,010	303,790
Property and equipment, net	114,540	113,020
Goodwill	98,030	138,190
Other intangibles, net	89,840	90,230
Deferred income taxes	5,410	4,290
Other assets	10,670	11,510
Total assets	$648,500	$661,030
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$10,300	$16,710
Accounts payable	136,750	138,730
Accrued liabilities	68,090	53,070
Total current liabilities	215,140	208,510
Long-term debt	297,840	258,880
Deferred income taxes	15,570	14,870
Other long-term liabilities	32,100	38,370
Total liabilities	560,650	520,630
Commitments and contingent liabilities	—	—
Shareholders' equity:
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; 25,696,088 shares issued and 25,009,582 outstanding at March 31, 2018, respectively, and 25,625,571 shares issued and 24,939,065 outstanding at December 31, 2017, respectively	250	250
Paid-in capital	160,010	159,490
Treasury stock, at cost: 686,506 shares at March 31, 2018 and December 31, 2017	(10,000)	(10,000)
Accumulated deficit	(75,370)	(17,860)
Accumulated other comprehensive income	14,690	10,010
Total Horizon Global shareholders' equity	89,580	141,890
Noncontrolling interest	(1,730)	(1,490)
Total shareholders' equity	87,850	140,400
Total liabilities and shareholders' equity	$648,500	$661,030
The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(unaudited—dollars in thousands, except for per share amounts)

	Three months ended March 31,
	2018	2017
Net sales	$216,810	$203,280
Cost of sales	(178,360)	(157,890)
Gross profit	38,450	45,390
Selling, general and administrative expenses	(48,290)	(46,050)
Impairment of goodwill	(43,430)	—
Operating loss	(53,270)	(660)
Other expense, net:
Interest expense	(5,950)	(5,890)
Loss on extinguishment of debt	—	(4,640)
Other expense, net	(1,120)	(550)
Other expense, net	(7,070)	(11,080)
Loss before income tax benefit	(60,340)	(11,740)
Income tax benefit	2,580	1,580
Net loss	(57,760)	(10,160)
Less: Net loss attributable to noncontrolling interest	(250)	(300)
Net loss attributable to Horizon Global	$(57,510)	$(9,860)
Net loss per share attributable to Horizon Global:
Basic	$(2.30)	$(0.41)
Diluted	$(2.30)	$(0.41)
Weighted average common shares outstanding:
Basic	24,963,120	23,839,944
Diluted	24,963,120	23,839,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited—dollars in thousands)

	Three months ended March 31,
	2018	2017
Net loss	$(57,760)	$(10,160)
Other comprehensive income (loss), net of tax:
Foreign currency translation	3,160	7,720
Derivative instruments (Note 9)	1,530	980
Total other comprehensive income	4,690	8,700
Total comprehensive loss	(53,070)	(1,460)
Less: Comprehensive loss attributable to noncontrolling interest	(240)	(300)
Comprehensive loss attributable to Horizon Global	$(52,830)	$(1,160)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited—dollars in thousands)

	Three months ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(57,760)	$(10,160)
Adjustments to reconcile net loss to net cash used for operating activities:
Net loss (gain) on dispositions of property and equipment	110	(70)
Depreciation	4,130	3,230
Amortization of intangible assets	2,230	2,570
Impairment of goodwill	43,430	—
Amortization of original issuance discount and debt issuance costs	1,940	1,390
Deferred income taxes	(800)	2,650
Loss on extinguishment of debt	—	4,640
Non-cash compensation expense	720	930
Increase in receivables	(20,220)	(23,720)
Increase in inventories	(5,400)	(8,200)
(Increase) decrease in prepaid expenses and other assets	250	(670)
Increase (decrease) in accounts payable and accrued liabilities	2,040	(12,920)
Other, net	(890)	210
Net cash used for operating activities	(30,220)	(40,120)
Cash Flows from Investing Activities:
Capital expenditures	(4,190)	(7,510)
Net proceeds from disposition of property and equipment	90	110
Net cash used for investing activities	(4,100)	(7,400)
Cash Flows from Financing Activities:
Proceeds from borrowings on credit facilities	2,840	340
Repayments of borrowings on credit facilities	(400)	(1,600)
Repayments of borrowings on Term B Loan, inclusive of transaction costs	(1,950)	(183,850)
Proceeds from ABL Revolving Debt	41,280	51,800
Repayments of borrowings on ABL Revolving Debt	(11,280)	(31,800)
Proceeds from issuance of common stock, net of offering costs	—	79,920
Proceeds from issuance of Convertible Notes, net of issuance costs	—	120,940
Proceeds from issuance of Warrants, net of issuance costs	—	20,930
Payments on Convertible Note Hedges, inclusive of issuance costs	—	(29,680)
Other, net	(200)	(240)
Net cash provided by financing activities	30,290	26,760
Effect of exchange rate changes on cash	700	680
Cash and Cash Equivalents:
Decrease for the period	(3,330)	(20,080)
At beginning of period	29,570	50,240
At end of period	$26,240	$30,160
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,420	$4,340
Cash paid for taxes	$1,350	$670

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended March 31, 2018
(unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Horizon Global Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
Balance at December 31, 2017	$250	$159,490	$(10,000)	$(17,860)	$10,010	$141,890	$(1,490)	$140,400
Net loss	—	—	—	(57,510)	—	(57,510)	(250)	(57,760)
Other comprehensive income, net of tax	—	—	—	—	4,680	4,680	10	4,690
Shares surrendered upon vesting of employees' share based payment awards to cover tax obligations	—	(200)	—	—	—	(200)	—	(200)
Non-cash compensation expense	—	720	—	—	—	720	—	720
Balance at March 31, 2018	$250	$160,010	$(10,000)	$(75,370)	$14,690	$89,580	$(1,730)	$87,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation
Horizon Global Corporation (“Horizon,” “Horizon Global,” or the “Company”) is a global designer, manufacturer and distributor of a wide variety of high quality, custom-engineered towing, trailering, cargo management and other related accessories. These products are designed to support original equipment manufacturers and original equipment suppliers (collectively, “OEs”), aftermarket and retail customers within the agricultural, automotive, construction, horse/livestock, industrial, marine, military, recreational, trailer and utility markets. The Company groups its operating segments into reportable segments by the region in which sales and manufacturing efforts are focused. The Company’s reportable segments are Horizon Americas, Horizon Europe-Africa, and Horizon Asia-Pacific. See Note 10, “Segment Information,” for further information on each of the Company’s reportable segments.
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. It is management’s opinion that these financial statements contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results for the full year.
2. New Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “2017 Tax Act”). ASU 2018-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. It must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate from the 2017 Tax Act is recognized. The Company expects to early adopt the standard in the second quarter of 2018 and the impact of the adoption of ASU 2018-02 is expected to be an approximately $0.7 million increase of accumulated deficit.
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). ASU 2017-12 eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires, for qualifying hedges, the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also modifies the accounting for components excluded from the assessment of hedge effectiveness, eases documentation and assessment requirements and modifies certain disclosure requirements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted and should be applied on a modified retrospective basis. The Company is in the process of assessing the impact of the adoption of ASU 2017-12 on the condensed consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 amends the scope of modification accounting for share-based payment arrangements and provides guidance on when an entity would be required to apply modification accounting. This guidance is effective for all entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted and should be applied on a prospective basis. The Company adopted ASU 2017-09 on January, 1, 2018, on a prospective basis, and there was no impact on the condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 provides clarification on the definition of a business and adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods within those annual periods, and should be applied on a prospective basis. As of January 1, 2018, ASU 2017-01 became effective for the Company for any new acquisitions (or disposals) and there was no impact on the condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). ASU 2016-16 provides an amendment to the accounting guidance related to the recognition of income tax consequences of an intra-entity transfer of an asset other than inventory. Under the new guidance, an entity is required to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Under the current guidance, the income tax effects are deferred until the asset has been sold to an outside party. The Company adopted ASU 2016-16 on January 1, 2018, on a modified retrospective basis, and there was no impact on the condensed consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)” (“ASU 2016-15”). ASU 2016-15 was issued to reduce differences in practice with respect to how specific transactions are classified in the statement of cash flows. This guidance is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted and should be applied on a retrospective basis. The Company adopted ASU 2016-15 on January 1, 2018, and there was no impact on the condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which supersedes the leases requirements in “Leases (Topic 840).” The objective of this update is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The Company is in the process of assessing the impact of the adoption of ASU 2016-02 on the condensed consolidated financial statements.
Accounting Standards Update 2014-09
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09” or “Topic 606”). ASU 2014-09 supersedes most of the existing guidance on revenue recognition in Accounting Standard Codification (“ASC”) Topic 605, “Revenue Recognition” (“Topic 605”), and establishes a broad principle that would require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company does not expect the adoption of Topic 606 to have a material impact to its net income on an ongoing basis. The Company did not record a cumulative adjustment related to the adoption of ASU 2014-09, and the effects of adoption were not significant. See Note 3, “Revenues,” for further information.
3. Revenues
Revenue Recognition
The following table presents the Company’s net sales disaggregated by major sales channel for the period ended March 31, 2018:

	Horizon Americas	Horizon Europe-Africa	Horizon Asia-Pacific	Total
	(dollars in thousands)
Net Sales
Automotive OEM	$20,050	$46,920	$6,630	$73,600
Automotive OES	870	14,490	13,420	28,780
Aftermarket	26,520	20,790	6,880	54,190
Retail	32,150	—	3,010	35,160
Industrial	10,220	—	3,580	13,800
E-commerce	6,020	1,320	—	7,340
Other	390	3,540	10	3,940
Total	$96,220	$87,060	$33,530	$216,810

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Revenue is recognized when obligations under the terms of a contract with the Company’s customers are satisfied; generally, this occurs with the transfer of control of its towing, trailering, cargo management and other related accessory products. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring its products. Sales, value add, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. The Company’s payment terms vary by the type and location of its customers and the products offered. The term between invoicing and when payment is due is not significant.
For the majority of the Company’s sales arrangements, the Company deems control to transfer at a single point in time and recognizes revenue when it ships products from its manufacturing facilities to its customers. Once a product has shipped, the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the asset. The Company considers control to transfer upon shipment because the Company has a present right to payment at that time, the customer has legal title to the asset, and the customer has significant risks and rewards of ownership of the asset.
For certain sales arrangements within the automotive OEM and automotive OES sales channels, the Company deems control to transfer over time, and recognizes revenue as products are manufactured, when the terms of the arrangement include both a right to payment and contractual restrictions against the alternative use of its products. For revenue recognized over time, the Company estimates the amount of revenue earned at a given point during the production cycle based on certain costs factors such as raw materials and labor, incurred to date, plus a reasonable profit. The Company believes this method, which is the cost-to-cost input method, best estimates the revenue recognizable for these arrangement. At March 31, 2018, the aggregate amount of the transaction prices allocated to remaining performance obligations was not material, and the Company will recognize this revenue as the manufacturing of the products is completed, which is expected to occur over the next 12 months.
Provisions for customer volume rebates, product returns, discounts and allowances are variable consideration and are recorded as a reduction of revenue in the same period the related sales are recorded. Such provisions are calculated using historical averages adjusted for any expected changes due to current business conditions. Consideration given to customers for cooperative advertising is recognized as a reduction of revenue as there is no distinct good or service received in return for the advertising. The Company uses the most likely amount method to estimate variable consideration. Adjustments to estimates of variable consideration for previously recognized revenue was insignificant during the first quarter of 2018.
Contract Balances
The timing of revenue recognition, billings and cash collections and payments results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenues (contract liabilities).
Revenue recognized over time gives rise to contract assets, which represent revenue recognized but unbilled. The Company’s sales arrangements satisfied over time create contract assets when revenue is recognized as the products are manufactured, as payment is not contractually required until the products have shipped. Contract assets in these arrangements are reclassified to accounts receivable upon shipment. At March 31, 2018, total opening and closing balances of contract assets was not material.
Contract liabilities are comprised of customer payments received or due in advance of the Company’s performance. At March 31, 2018, total opening and closing balances of deferred revenue was not material. The Company recognizes deferred revenue as net sales after the Company has transferred control of the products to the customer and all revenue recognition criteria is met. For the quarter ended March 31, 2018, the total amount of revenue recognized from revenue deferred in prior periods was not material.
Additionally, the Company monitors the aging of uncollected billings and adjusts its accounts receivable allowance on a quarterly basis, as necessary, based upon its evaluation of the probability of collection. The adjustments made by the Company due to the write-off of uncollectible amounts have been immaterial for all periods presented. At March 31, 2018 and December 31, 2017, the Company’s accounts receivable, net of reserves were $112.8 million and $91.8 million, respectively.
Practical Expedients
The Company elects the practical expedient to expense costs incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. These costs include sales commissions as the Company has determined annual compensation is commensurate with annual sales activities.
The Company elects the practical expedient that does not require the Company to adjust consideration for the effects of a significant financing component when the period between shipment of its products and customer’s payment is one year or less.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4. Facility Closures
Solon, Ohio and Mosinee, Wisconsin

In the first quarter of 2018, the Company announced plans to close its shared service facility in Solon, Ohio along with an engineering center in Mosinee, Wisconsin. The service center and engineering activities will be consolidated and moved to the headquarters of the Horizon Americas segment, located in Plymouth, Michigan. The Company plans to complete the move and vacate the Solon, Ohio and Mosinee, Wisconsin facilities by June 30, 2018. The Company is party to lease agreements for these facilities for which it has non-cancellable future rental obligations of approximately $3.3 million, for which the Company will establish accruals upon exit of the facilities, net of estimated recoveries. The lease agreements expire in 2019 and 2022, respectively.

During the second quarter of 2018, the Company finalized plans related to employees affected by the consolidation. The Company expects to incur approximately $3.4 million in severance and other employee-related costs during the second and third quarters of 2018. Costs incurred in the three months ended March 31, 2018 were not material.
5. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended March 31, 2018 are summarized as follows:

	Horizon Americas	Horizon Europe-Africa	Horizon Asia-Pacific	Total
	(dollars in thousands)
Balance at December 31, 2017
Goodwill	$5,280	$126,160	$6,750	$138,190
Accumulated impairment losses	—	—	—	—
Net beginning balance	5,280	126,160	6,750	138,190
Impairment	—	(43,430)	—	(43,430)
Foreign currency translation and other	10	3,120	140	3,270
Balance at March 31, 2018	$5,290	$85,850	$6,890	$98,030
During the first quarter of 2018, the Company continued to experience a decline in market capitalization. Additionally, the Europe-Africa reporting unit did not perform in-line with forecasted results driven by a shift in volume to lower margin programs as well as increased commodity costs, which negatively impacted margins. As a result, an indicator of impairment was identified during the first quarter of 2018. The Company performed an interim quantitative assessment as of March 31, 2018, utilizing a combination of the income and market approaches, which were weighted evenly. The results of the quantitative analysis performed indicated the carrying value of the reporting unit exceeded the fair value of the reporting unit by $43.4 million, and accordingly an impairment was recorded. Key assumptions used in the analysis were a discount rate of 13.5%, EBITDA margin and a terminal growth rate of 2.5%.
Due to the impairment indicators noted above we performed an interim impairment assessment for indefinite-lived intangible assets within the Horizon Europe-Africa reportable segment, for which the gross carrying amounts totaled approximately $12.7 million as of March 31, 2018. Based on the results of our analyses there were certain trade names where the estimated fair values approximated the carrying values. Key assumptions used in the analysis were discount rates of 13.5% to 16.0% and royalty rates ranging from 0.5% to 1.0%.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The gross carrying amounts and accumulated amortization of the Company’s other intangibles as of March 31, 2018 and December 31, 2017 are summarized below. The Company amortizes these assets over periods ranging from three to 25 years.

	March 31, 2018		December 31, 2017
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships, 5 – 25 years	$182,020	$(123,850)	$180,850	$(121,750)
Technology and other, 3 – 15 years	20,360	(15,330)	19,950	(15,260)
Trademark/Trade names, 1 - 8 years	730	(210)	730	(190)
Total finite-lived intangible assets	203,110	(139,390)	201,530	(137,200)
Trademark/Trade names, indefinite-lived	26,120	—	25,900	—
Total other intangible assets	$229,230	$(139,390)	$227,430	$(137,200)
Amortization expense related to intangible assets as included in the accompanying condensed consolidated statements of income (loss) is summarized as follows:

	Three months ended March 31,
	2018	2017
	(dollars in thousands)
Technology and other, included in cost of sales	$270	$220
Customer relationships & Trademark/Trade names, included in selling, general and administrative expenses	1,960	2,350
Total amortization expense	$2,230	$2,570
6. Inventories
Inventories consist of the following components:

	March 31, 2018	December 31, 2017
	(dollars in thousands)
Finished goods	$108,990	$105,070
Work in process	18,810	16,590
Raw materials	50,420	49,840
Total inventories	$178,220	$171,500

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

7. Property and Equipment, Net
Property and equipment consists of the following components:

	March 31, 2018	December 31, 2017
	(dollars in thousands)
Land and land improvements	$490	$480
Buildings	24,190	23,370
Machinery and equipment	167,300	162,830
	191,980	186,680
Less: Accumulated depreciation	77,440	73,660
Property and equipment, net	$114,540	$113,020
Depreciation expense included in the accompanying condensed consolidated statements of income (loss) is as follows:

	Three months ended March 31,
	2018	2017
	(dollars in thousands)
Depreciation expense, included in cost of sales	$3,790	$2,910
Depreciation expense, included in selling, general and administrative expense	340	320
Total depreciation expense	$4,130	$3,230
8. Long-term Debt
The Company’s long-term debt consists of the following:

	March 31, 2018	December 31, 2017
	(dollars in thousands)
ABL Facility	$40,000	$10,000
Term B Loan	147,670	149,620
Convertible Notes	125,000	125,000
Bank facilities, capital leases and other long-term debt	28,470	25,780
	341,140	310,400
Less:
Unamortized debt issuance costs and original issuance discount on Term B Loan	4,550	4,940
Unamortized debt issuance costs and discount on the Convertible Notes	28,450	29,870
Current maturities, long-term debt	10,300	16,710
Long-term debt	$297,840	$258,880
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Convertible Notes are convertible at the option of the holder (i) during any calendar quarter beginning after March 31, 2017, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of such period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (iii) upon the occurrence of specified corporate events; and (iv) on or after January 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date. During the first quarter of 2018, no conditions allowing holders of the Convertible Notes to convert have been met. Therefore, the Convertible Notes are not convertible during the first quarter of 2018 and are classified as long-term debt. Should conditions allowing holders of the Convertible Notes to convert be met in the first quarter of 2018 or a future quarter, the Convertible Notes will be convertible at their holders’ option during the immediately following quarter. As of March 31, 2018, the if-converted value of the Convertible Notes did not exceed the principal value of those Convertible Notes.
Upon conversion by the holders, the Company may elect to settle such conversion in shares of its common stock, cash, or a combination thereof. Because the Company may elect to settle conversion in cash, the Company separated the Convertible Notes into their liability and equity components by allocating the issuance proceeds to each of those components in accordance with ASC 470-20, “Debt-Debt with Conversion and Other Options.” The Company first determined the fair value of the liability component by estimating the value of a similar liability that does not have an associated equity component. The Company then deducted that amount from the issuance proceeds to arrive at a residual amount, which represents the equity component. The Company accounted for the equity component as a debt discount (with an offset to paid-in capital in excess of par value). The debt discount created by the equity component is being amortized as additional non-cash interest expense using the effective interest method over the contractual term of the Convertible Notes ending on July 1, 2022.
The Company allocated offering costs of $3.9 million to the debt and equity components in proportion to the allocation of proceeds to the components, treating them as debt issuance costs and equity issuance costs, respectively. The debt issuance costs of $2.9 million are being amortized as additional non-cash interest expense using the effective interest method over the contractual term of the Convertible Notes. The Company presents debt issuance costs as a direct deduction from the carrying value of the liability component. The carrying value of the liability component at March 31, 2018 and December 31, 2017, was $96.6 million and $95.1 million, respectively including total unamortized debt discount and debt issuance costs of $28.5 million and $29.9 million, respectively. The $1.0 million portion of offering costs allocated to equity issuance costs was charged to paid-in capital. The carrying amount of the equity component was $20.0 million at March 31, 2018 and December 31, 2017, respectively, net of issuance costs and taxes.
Interest expense recognized relating to the contractual interest coupon, amortization of debt discount and amortization of debt issuance costs on the Convertible Notes included in the accompanying condensed consolidated statements of income (loss) are as follows:

	Three months ended March 31,
	2018	2017
	(dollars in thousands)
Contractual interest coupon on convertible debt	$860	$560
Amortization of debt issuance costs	$130	$100
Amortization of "equity discount" related to debt	$1,290	$800
The estimated fair value of the Convertible Notes based on a market approach as of March 31, 2018 was approximately $104.3 million, which represents a Level 2 valuation. The estimated fair value was determined based on the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on the last business day of the period.
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
In connection with the issuance of the Convertible Notes, the Company also sold net-share-settled warrants (the “Warrants”) in privately negotiated transactions with the option counterparties for the purchase of up to 5,005,000 shares of its common stock at a strike price of $29.60 per share, for total proceeds of $21.5 million, before the allocation of $0.6 million of issuance costs. The Company also recorded the Warrants within shareholders’ equity in accordance with ASC 815-40. The Warrants have customary anti-dilution provisions similar to the Convertible Notes. As a result of the issuance of the Warrants, the Company will experience dilution to its diluted earnings per share if its average closing stock price exceeds $29.60 for any fiscal quarter. The Warrants expire on various dates from October 2022 through February 2023 and must be net-settled in shares of the Company’s common stock. Therefore, upon exercise of the Warrants, the Company will issue shares of its common stock to the purchasers of the Warrants that represent the value by which the price of the common stock exceeds the strike price stipulated within the particular warrant agreement.
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The ABL Loan Agreement contains customary negative covenants, and does not include any financial maintenance covenants other than a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing twelve-month basis, which will be tested only upon the occurrence of an event of default or certain other conditions as specified in the agreement. At March 31, 2018, the Company was in compliance with its financial covenants contained in the ABL Facility.
Debt issuance costs of approximately $2.5 million were incurred in connection with the entry into and amendment of the ABL Facility. These debt issuance costs will be amortized into interest expense over the contractual term of the loan. The Company recognized $0.1 million of amortization of debt issuance costs for the three months ended March 31, 2018 and 2017, respectively, which are included in the accompanying condensed consolidated statements of income (loss). There were $1.2 million and $1.3 million of unamortized debt issuance costs included in other assets in the accompanying condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively.
There were $40.0 million and $10.0 million outstanding under the ABL Facility as of March 31, 2018 and December 31, 2017, respectively, with a weighted average interest rate of 3.6%, respectively. Total letters of credit issued were approximately $6.1 million and $6.3 million at March 31, 2018 and December 31, 2017, respectively. The Company had $44.9 million and $58.5 million in availability under the ABL Facility as of March 31, 2018 and December 31, 2017, respectively.
Term Loan
On June 30, 2015, the Company entered into a term loan agreement (“Original Term B Loan”) under which the Company borrowed an aggregate of $200.0 million, which matures on June 30, 2021. On September 19, 2016, the Company entered into the First Amendment to the Original Term B Loan (“Term Loan Amendment”), which amended the original Term B Loan to provide for incremental commitments in an aggregate principal amount of $152.0 million (“Incremental Term Loans”) that were extended to the Company on October 3, 2016. The Original Term B Loan and Incremental Term Loans are collectively referred to as “Term B Loan”. On March 31, 2017, the Company entered into the Third Amendment to the Term B Loan (the “2017 Replacement Term Loan Amendment”), which amended the Term B Loan to provide for a new term loan commitment (the “2017 Replacement Term Loan”). The proceeds from the 2017 Replacement Term Loan were used to repay in full the outstanding principal amount of the Term B Loan. As a result of the 2017 Replacement Term Loan Amendment, the interest rate was reduced by 1.5% per annum. Additionally, quarterly principal payments required under the Original Term B Loan and Term Loan Amendment of $2.5 million and $2.1 million, respectively, were reduced to an aggregate quarterly principal payment of $1.9 million. On and after the 2017 Replacement Term Loan Amendment effective date, each reference to “Term B Loan” is deemed to be a reference to the 2017 Replacement Term Loan.
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
Borrowings under the Term B Loan bear interest, at the Company’s election, at either (i) the Base Rate plus 3.5% per annum, or (ii) LIBOR, with a 1% floor, plus 4.5% per annum. Principal payments required under the Term B Loan are $1.9 million due each calendar quarter beginning June 2017. Commencing with the fiscal year ending December 31, 2017, and for each fiscal year thereafter, the Company is required to make prepayments of outstanding amounts under the Term B Loan in an amount up to 50.0% of the Company’s excess cash flow for such fiscal year, as defined in the Term B Loan, subject to adjustments based on the Company’s leverage ratio and optional prepayments of term loans and certain other indebtedness.
All of the indebtedness under the Term B Loan is and will be guaranteed by the Company’s existing and future material domestic subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors. The Term B Loan contains customary negative covenants, and also contains a financial maintenance covenant which requires the Company to maintain a net leverage ratio not exceeding 5.00 to 1.00 through the fiscal quarter ending March 31, 2018, 4.75 to 1.00 through the fiscal quarter ending September 30, 2018; and thereafter, 4.50 to 1.00. At March 31, 2018, the Company was in compliance with its financial covenants in the Term B Loan.
During the first quarter of 2017, the Company used a portion of the net proceeds from the Convertible Notes offering as described above, along with proceeds from the Common Stock Offering as described in Note 12, “Earnings per Share”, to prepay a total of $177.0 million of the Term B Loan. In accordance with ASC 470, “Debt - Modifications and Extinguishments”, the prepayment was determined to be an extinguishment of the existing debt. As a result, the pro-rata share of the unamortized debt issuance costs

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

and original issuance discount related to the prepayment, aggregating to $4.6 million, was recorded as a loss on the extinguishment of debt in the condensed consolidated statements of income (loss). The remaining unamortized debt issuance costs and original issuance discount, including $2.4 million additional transactions fees incurred in connection to the 2017 Replacement Term Loan Amendment, was approximately $6.1 million. Both the aggregate debt issuance costs and the original issue discount will be amortized into interest expense over the remaining life of the Term B Loan. The Company recognized approximately $0.4 million of amortization of debt issuance cost and original issue discount for the three months ended March 31, 2018 and 2017, respectively, which is included in the accompanying condensed consolidated statements of income (loss). The Company had an aggregate principal amount outstanding of $147.7 million and $149.6 million as of March 31, 2018 and December 31, 2017, respectively, under the Term B Loan bearing interest at 6.4% and 6.1%, respectively. The Company had $4.5 million and $4.9 million as of March 31, 2018 and December 31, 2017, respectively, of unamortized debt issuance costs and original issue discount, all of which are recorded as a reduction of the debt balance on the Company’s condensed consolidated balance sheets.
The Company’s Term B Loan traded at approximately 101.4% of par value as of March 31, 2018 and December 31, 2017, respectively. The valuation of the Term B Loan was determined based on Level 2 inputs under the fair value hierarchy.
On February 16, 2018, the Company entered into the Fourth Amendment to the Term B Loan (the “2018 Replacement Term Loan Amendment”), which further amends the Term B Loan to provide for a new term loan commitment in an original aggregate principal amount of $385.0 million (the “2018 Replacement Term Loan”) and extends the maturity date to the sixth anniversary of the 2018 Replacement Term Loan Amendment effective date. As a result of the 2018 Replacement Term Loan Amendment, borrowings under the 2018 Replacement Term Loan will bear interest, at the Company’s election, at either (i) the Base Rate plus 4% per annum, or (ii) LIBOR, with a 1% floor, plus 5% per annum. Principal payments required under the 2018 Replacement Term Loan will be approximately $2.4 million per quarter for the first eight quarters following the date the 2018 Replacement Term Loan Amendment becomes effective, and approximately $4.8 million per quarter thereafter. Additionally, under the 2018 Replacement Term Loan Amendment, the financial maintenance covenant is amended to require the Company to maintain a net leverage ratio not exceeding 6.00 to 1.00 through the fiscal quarter ending September 30, 2019, 5.75 to 1.00 through the fiscal quarter ending March 31, 2020, 5.50 to 1.00 through the fiscal quarter ending September 30, 2020, 5.25 to 1.00 through the fiscal quarter ending March 31, 2021, and thereafter, 5.00 to 1.00.
The proceeds from the 2018 Replacement Term Loan will be used to (i) repay in full the outstanding principal amount of the existing term loans, (ii) to consummate the acquisition of Brink International B.V. and its subsidiaries (collectively, the “Brink Group”) and pay a portion of the acquisition consideration thereof and the fees and expenses incurred in connection therewith, and (iii) for general corporate purposes. The 2018 Replacement Term Loan Amendment is expected to become effective upon the close of the acquisition of the Brink Group, which is expected to occur in the second quarter of 2018 subject to regulatory approval.
Bank facilities
On July 3, 2017, our Australian subsidiaries entered into an agreement (collectively, the “Australian Loans”) to provide for revolving borrowings with an aggregate principal amount of approximately $31.4 million. The Australian Loans include two sub-facilities: (i) Facility A, with a borrowing capacity of $19.9 million that matures on July 3, 2020 and (ii) Facility B, with a borrowing capacity of $11.5 million that matures on July 3, 2018. There were $9.2 million and $6.6 million outstanding under the Australian Loans as of March 31, 2018 and December 31, 2017, respectively.
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

9. Derivative Instruments
Foreign Currency Exchange Rate Risk
As of March 31, 2018, the Company was party to forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $23.5 million. The Company uses foreign currency forward contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain payments for contract manufacturing in its lower-cost manufacturing facilities. The foreign currency forward contracts hedge currency exposure between the Mexican peso and the U.S. dollar, the Thai baht and the Australian dollar and the U.S. dollar and the Australian dollar and mature at specified monthly settlement dates through February 2019. At inception, the Company designated the foreign currency forward contracts as cash flow hedges. Upon the performance of contract manufacturing or purchase of certain inventories, the Company de-designates the foreign currency forward contract.
On October 4, 2016, the Company entered into a cross currency swap arrangement to hedge changes in foreign currency exchange rates. As of March 31, 2018, the notional amount of the cross currency swap was approximately $113.9 million. The Company uses the cross currency swap to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to a non-U.S. denominated intercompany loan of €110.0 million. The cross currency swap hedges currency exposure between the Euro and the U.S. dollar and matures on January 3, 2019. The Company makes quarterly principal payments of €1.4 million, plus interest at a fixed rate of 5.4% per annum, in exchange for $1.5 million, plus interest at a fixed rate of 7.2% per annum. At inception, the Company designated the cross currency swap as a cash flow hedge. Changes in the currency rate result in reclassification of amounts from accumulated other comprehensive income (loss) to earnings to offset the re-measurement gain or loss on the non-U.S. denominated intercompany loan.
On August 16, 2017, the Company’s Australian subsidiary entered into a cross currency swap arrangement to hedge changes in foreign currency exchange rates. As of March 31, 2018, the notional amount of the cross currency swap was approximately $5.4 million. The Australian subsidiary uses the cross currency swap to mitigate the risk associated with fluctuations in currency rates related to a non-functional currency intercompany loan of NZ$10.0 million. The floating-to-floating cross currency swap hedges currency exposure between the New Zealand dollar and the Australian dollar and matures on June 30, 2020. The Australian subsidiary makes quarterly principal payments of NZ$0.8 million, plus interest at the 3-month Bank Bill Benchmark Rate ("BKBM") in New Zealand plus a margin of .31% per annum, in exchange for A$0.8 million, plus interest at the 3-month BBSY in Australia per annum. At inception, the cross currency swap was not designated as a hedging instrument.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Financial Statement Presentation
As of March 31, 2018 and December 31, 2017, the fair value carrying amount of the Company’s derivative instruments were recorded as follows:

		Asset / (Liability) Derivatives
	Balance Sheet Caption	March 31, 2018	December 31, 2017
		(dollars in thousands)
Derivatives designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$1,120	$—
Foreign currency forward contracts	Accrued liabilities	—	(670)
Cross currency swap	Accrued liabilities	(10,970)	—
Cross currency swap	Other long-term liabilities	—	(7,830)
Total derivatives designated as hedging instruments		(9,850)	(8,500)
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	140	110
Foreign currency forward contracts	Accrued liabilities	—	(90)
Cross currency swap	Other assets	—	90
Cross currency swap	Other long-term liabilities	(80)	—
Total derivatives de-designated as hedging instruments		60	110
Total derivatives		$(9,790)	$(8,390)
The following tables summarize the gain or loss recognized in accumulated other comprehensive income (loss) (“AOCI”) and the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings as of and for three months ended March 31, 2018 and 2017:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion, net of tax)			Amount of Gain (Loss) Reclassified from AOCI into Earnings
				Three months ended March 31,
	As of March 31, 2018	As of December 31, 2017	Location of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	2018	2017
	(dollars in thousands)			(dollars in thousands)
Derivatives instruments
Foreign currency forward contracts	$1,040	$(660)	Cost of sales	$130	$(140)
Cross currency swap	$100	$270	Other expense, net	$(3,070)	$(1,480)
Over the next 12 months, the Company expects to reclassify approximately $1.1 million of pre-tax deferred gains, related to the foreign currency forward contracts, from AOCI to cost of sales as contract manufacturing and inventory purchases are settled. Over the next 12 months, the Company expects to reclassify approximately $0.2 million of pre-tax deferred gains, related to the cross currency swap, from AOCI to other expense, net as an offset to the re-measurement gains or losses on the non-U.S. denominated intercompany loan.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Derivatives not designated as hedging instruments
The gain or loss resulting from the change in fair value on de-designated forward contracts is reported within cost of sales on the Company’s condensed consolidated statements of income (loss). There were $0.1 million of gains on de-designated derivatives for the three months ended March 31, 2018 and 2017, respectively. The gain or loss resulting from the change in fair value on the floating-to-floating cross currency swap is recorded within other expense, net on the Company’s condensed consolidated statements of income (loss). There were $0.2 million of losses on this cross currency swap for the three months ended March 31, 2018.
Fair Value Measurements
The fair value of the Company’s derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. The Company’s derivatives are recorded at fair value in its condensed consolidated balance sheets and are valued using pricing models that are primarily based on market observable external inputs, including spot and forward currency exchange rates, benchmark interest rates, and discount rates consistent with the instrument’s tenor, and consider the impact of the Company’s own credit risk, if any. Changes in counterparty credit risk are also considered in the valuation of derivative financial instruments. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 are shown below.

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
March 31, 2018
Foreign currency forward contracts	Recurring	$1,260	$—	$1,260	$—
Cross currency swaps	Recurring	$(11,050)	$—	$(11,050)	$—
December 31, 2017
Foreign currency forward contracts	Recurring	$(650)	$—	$(650)	$—
Cross currency swaps	Recurring	$(7,740)	$—	$(7,740)	$—
10. Segment Information
Horizon groups its operating segments into reportable segments by the region in which sales and manufacturing efforts are focused. Each operating segment has discrete financial information evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance. The Company reports the results of its business in three reportable segments: Horizon Americas, Horizon Europe‑Africa, and Horizon Asia‑Pacific. Horizon Americas is comprised of the Company’s North American and South American operations. Horizon Europe‑Africa reportable segment is comprised of the European and South African operations, while Horizon Asia‑Pacific is comprised of the Australia, Thailand, and New Zealand operations. See below for further information regarding the types of products and services provided within each reportable segment.
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Segment activity is as follows:

	Three months ended March 31,
	2018	2017
	(dollars in thousands)
Net Sales
Horizon Americas	$96,220	$97,830
Horizon Europe-Africa	87,060	78,540
Horizon Asia-Pacific	33,530	26,910
Total	$216,810	$203,280
Operating Profit (Loss)
Horizon Americas	$(5,110)	$5,160
Horizon Europe-Africa	(45,090)	(350)
Horizon Asia-Pacific	4,390	3,070
Corporate	(7,460)	(8,540)
Total	$(53,270)	$(660)
11. Equity Awards
Description of the Plan
Horizon employees and non-employee directors participate in the Horizon Global Corporation 2015 Equity and Incentive Compensation Plan (as amended and restated, the “Horizon 2015 Plan”). The Horizon 2015 Plan authorizes the Compensation Committee of the Horizon Board of Directors to grant stock options (including “incentive stock options” as defined in Section 422 of the U.S. Internal Revenue Code), restricted shares, restricted stock units, performance shares, performance stock units, cash incentive awards, and certain other awards based on or related to the Company’s common stock to Horizon employees and non-employee directors. No more than 2.0 million Horizon common shares may be delivered under the Horizon 2015 Plan.
Stock Options

The following table summarizes Horizon stock option activity from December 31, 2017 to March 31, 2018:

	Number of Stock Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	338,349	$10.38
Granted	—	—
Exercised	—	—
Canceled, forfeited	(5,852)	10.16
Expired	—	—
Outstanding at March 31, 2018	332,497	$10.38	6.8	$—
As of March 31, 2018, the unrecognized compensation cost related to stock options is immaterial. For the three months ended March 31, 2018, the stock-based compensation expense recognized by the Company related to stock options was immaterial. For the three months ended March 31, 2017, the Company recognized approximately $0.1 million of stock-based compensation expense related to stock options. There was no aggregate intrinsic value of the outstanding options at March 31, 2018. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income (loss).

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Restricted Shares
During the first quarter of 2018, the Company granted an aggregate of 338,456 restricted stock units and performance stock units to certain key employees. The total grants consisted of: (i) 5,680 time-based restricted stock units that vest on July 1, 2018; (ii) 43,799 time-based restricted stock units that vest ratably on (1) March 1, 2019, (2) March 1, 2020 and (3) March 1, 2021; (iii) 100,881 time-based restricted stock units that vest ratably on (1) March 1, 2019, (2) March 1, 2020, (3) March 1, 2021 and (4) March 1, 2022; (iv) 144,680 market-based performance stock units that vest on March 1, 2021 (the “2018 PSUs”), and (v) 43,416 time-based restricted stock units that vest on March 1, 2021.
During 2017, the Company granted an aggregate of 185,423 restricted stock units and performance stock units to certain key employees and non-employee directors. The total grants consisted of: (i) 22,449 time-based restricted stock units that vest ratably on (1) March 1, 2018, (2) March 1, 2019 and (3) March 1, 2020; (ii) 50,416 time-based restricted stock units that vest ratably on (1) March 1, 2018, (2) March 1, 2019, (3) March 1, 2020 and (4) March 1, 2021; (iii) 72,865 market-based performance stock units that vest on March 1, 2020 (the “2017 PSUs”); (iv) 33,426 time-based restricted stock units that vest on July 1, 2018, and (v) 6,267 time-based restricted stock units that vest on July 1, 2019.
The performance criteria for the market-based performance stock units is based on the Company’s total shareholder return (“TSR”) relative to the TSR of the common stock of a pre-defined industry peer group. For the 2018 PSUs, TSR is measured over a period beginning January 1, 2018 and ending December 31, 2020. For the 2017 PSUs, TSR is measured over a period beginning January 1, 2017 and ending December 31, 2019. TSR is calculated as the Company’s average closing stock price for the 20-trading days at the end of the performance period plus Company dividends, divided by the Company’s average closing stock price for the 20-trading days prior to the start of the performance period. Depending on the performance achieved, the amount of shares earned can vary from 0% of the target award to a maximum of 200% of the target award. The Company estimated the grant-date fair value of the awards subject to a market condition using a Monte Carlo simulation model, using the following weighted-average assumptions: risk-free interest rate of 2.34% and 1.52% for the 2018 PSUs and 2017 PSUs, respectively, and annualized volatility of 37.4% and 38.5% for the 2018 PSUs and 2017 PSUs, respectively. Due to the lack of adequate stock price history of Horizon common stock, the expected volatility is based on the historical volatility of the common stock of the peer group. The grant date fair value of the performance stock units were $7.08 and $18.41 for the 2018 PSUs and 2017 PSUs, respectively.
The grant date fair value of restricted shares is expensed over the vesting period. Restricted share fair values are based on the closing trading price of the Company’s common stock on the date of grant. Changes in the number of restricted shares outstanding for the period ended March 31, 2018 were as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	582,611	$13.51
Granted	338,456	8.06
Vested	(94,028)	12.51
Canceled, forfeited	(19,718)	14.52
Outstanding at March 31, 2018	807,321	$11.32
As of March 31, 2018, there was $4.8 million in unrecognized compensation costs related to unvested restricted shares that is expected to be recognized over a weighted-average period of 2.6 years.
The Company recognized approximately $0.7 million and $0.8 million of stock-based compensation expense related to restricted shares during the three months ended March 31, 2018 and 2017, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income (loss).
12. Earnings per Share
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Basic earnings per share is computed using net income attributable to Horizon Global and the number of weighted average shares outstanding. Diluted earnings per share is computed using net income attributable to Horizon Global and the number of weighted average shares outstanding, adjusted to give effect to the assumed exercise of outstanding stock options and warrants, vesting of restricted shares outstanding, and conversion of the Convertible Notes. Due to net losses for the period ended March 31, 2018 and 2017, the effect of potentially dilutive securities had an anti-dilutive effect and therefore were excluded from the computation of diluted loss per share.
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share attributable to Horizon Global and diluted earnings per share attributable to Horizon Global for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
	(dollars in thousands, except for per share amounts)
Numerator:
Net loss attributable to Horizon Global	$(57,510)	$(9,860)
Denominator:
Weighted average shares outstanding, basic	24,963,120	23,839,944
Dilutive effect of stock-based awards	—	—
Weighted average shares outstanding, diluted	24,963,120	23,839,944

Basic loss per share attributable to Horizon Global	$(2.30)	$(0.41)
Diluted loss per share attributable to Horizon Global	$(2.30)	$(0.41)
The effect of certain common stock equivalents were excluded from the computation of weighted average diluted shares outstanding for the three months ended March 31, 2018 and 2017, as inclusion would have resulted in anti-dilution. A summary of these anti-dilutive common stock equivalents is provided in the table below:

	Three months ended March 31,
	2018	2017
Number of options	335,358	347,181
Exercise price of options	$9.20 - $11.29	$9.20 - $11.29
Restricted stock units	647,717	571,183
Convertible Notes	5,005,000	3,225,444
Warrants	5,005,000	3,225,444
For purposes of determining diluted earnings per share, the Company has elected a policy to assume that the principal portion of the Convertible Notes, as described in Note 8, “Long-term Debt,” is settled in cash and the conversion premium is settled in shares. Therefore, the Company has adopted a policy of calculating the diluted earnings per share effect of the Convertible Notes using the treasury stock method. As a result, the dilutive effect of the Convertible Notes is limited to the conversion premium, which is reflected in the calculation of diluted earnings per share as if it were a freestanding written call option on the Company’s shares. Using the treasury stock method, the Warrants issued in connection with the issuance of the Convertible Notes are considered to be dilutive when they are in the money relative to the Company’s average common stock price during the period. The Convertible Note Hedges purchased in connection with the issuance of the Convertible Notes are always considered to be anti-dilutive and therefore do not impact the Company’s calculation of diluted earnings per share.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

13. Shareholders’ Equity
Preferred Stock
The Company is authorized to issue 100,000,000 shares of Horizon Global preferred stock, par value of $0.01 per share. There were no preferred shares outstanding at March 31, 2018 or December 31, 2017.
Common Stock
The Company is authorized to issue 400,000,000 shares of Horizon Global common stock, par value of $0.01 per share. At March 31, 2018, there were 25,696,088 shares of common stock issued and 25,009,582 shares of common stock outstanding. At December 31, 2017, there were 25,625,571 shares of common stock issued and 24,939,065 shares of common stock outstanding.
Share Repurchase Program
In April 2017, the Board of Directors authorized a share repurchase program of up to 1.5 million shares of the Company’s issued and outstanding common stock during the period beginning on May 5, 2017 and ending May 5, 2020 (the “Share Repurchase Program”). The Share Repurchase Program provides for share purchases in the open market or otherwise, depending on share price, market conditions and other factors, as determined by the Company. In addition, the Company’s ABL Loan Agreement and Replacement Term Loan Amendment place certain limitations on the Company’s ability to repurchase its common stock. As of March 31, 2018, cumulative shares purchased totaled 686,506 at an average purchase price per share of $14.55, excluding commissions. The repurchased shares are presented as treasury stock, at cost, on the condensed consolidated balance sheets.
Accumulated Other Comprehensive Income
Changes in AOCI by component, net of tax, for the three months ended March 31, 2018 are summarized as follows:

	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance at December 31, 2017	$(390)	$10,400	$10,010
Net unrealized gains (losses) arising during the period (a)	(760)	3,150	2,390
Less: Net realized losses reclassified to net loss (b)	(2,290)	—	(2,290)
Net current-period change	1,530	3,150	4,680
Balance at March 31, 2018	$1,140	$13,550	$14,690
__________________________
(a) Derivative instruments, net of income tax benefit of $0.6 million. See Note 9, “Derivative Instruments,” for further details.
(b) Derivative instruments, net of income tax benefit of $0.7 million. See Note 9, “Derivative Instruments,” for further details.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Changes in AOCI by component, net of tax, for the three months ended March 31, 2017 are summarized as follows:

	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance at December 31, 2016	$(930)	$(7,410)	$(8,340)
Net unrealized gains (losses) arising during the period (a)	(100)	7,720	7,620
Less: Net realized losses reclassified to net loss (b)	(1,080)	—	(1,080)
Net current-period change	980	7,720	8,700
Balance at March 31, 2017	$50	$310	$360
__________________________
(a) Derivative instruments, net of income tax benefit of $0.7 million. See Note 9, “Derivative Instruments,” for further details.
(b) Derivative instruments, net of income tax benefit of $0.5 million. See Note 9, “Derivative Instruments,” for further details.
14. Income Taxes
At the end of each interim reporting period, the Company makes an estimate of the annual effective income tax rate. Tax items included in the annual effective income tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective income tax rate for that quarter. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. The Company has experienced pre-tax losses in the U.S. In light of the losses, the Company evaluates the realizability of its deferred tax assets on a quarterly basis. In completing this evaluation, the Company considers all available evidence in order to determine whether, based on the weight of the evidence, a valuation allowance is necessary. As of March 31, 2018, the Company believes that it is more likely than not that the U.S. deferred tax assets will be realized. If the U.S. continues to experience losses through 2018, management may determine a valuation allowance against the U.S. deferred tax assets is necessary, which would result in significant tax expense in the period recognized, as well as subsequent periods.
The effective income tax rate was 4.3% and 13.5% for the three months ended March 31, 2018 and 2017, respectively. The lower effective tax rate in 2018 was driven by the impairment of goodwill related to the acquisition of Westfalia in Germany that will not result in recognition of a tax benefit.
For domestic taxes, there were no cash payments made during the three months ended March 31, 2018 and 2017. During the three months ended March 31, 2018 and 2017, the Company paid cash for foreign taxes of $1.4 million and $0.7 million, respectively.
Other Matters
The Tax Cuts and Jobs Act was enacted on December 22, 2017. The 2017 Tax Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The Company is applying the guidance in SAB 118 when accounting for the enactment-date effects of the 2017 Tax Act.
At March 31, 2018, the Company has not completed its accounting for all of the tax effects of the 2017 Tax Act nor has Horizon recognized any significant adjustments to the provisional amounts recorded at December 31, 2017. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. Horizon’s estimates may also be affected as it gains a more thorough understanding of the tax law. These changes could be material to income tax expense.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition contains forward-looking statements regarding industry outlook and our expectations regarding the performance of our business. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under the heading “Forward-Looking Statements,” at the beginning of this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the Company’s reports on file with the Securities and Exchange Commission, as well as our Annual Report on Form 10-K for the year ended December 31, 2017 (See Item 1A. Risk Factors).
Overview
We are a leading designer, manufacturer and distributor of a wide variety of high-quality, custom-engineered towing, trailering, cargo management and other related accessory products on a global basis, serving the aftermarket, retail and OE channels.
Our business is comprised of three reportable segments: Horizon Americas, Horizon Europe-Africa, and Horizon Asia-Pacific. Horizon Americas has operations in North and South America, and we believe has been a leader in towing and trailering-related products sold through retail, aftermarket, OE, e-commerce and industrial channels. Horizon Europe-Africa and Horizon Asia-Pacific focus their sales and manufacturing efforts outside of North and South America. Horizon Europe-Africa operates primarily in Germany, France, the United Kingdom, Romania, and South Africa, while Horizon Asia-Pacific operates primarily in Australia, Thailand, and New Zealand. We believe Horizon Europe-Africa and Horizon Asia-Pacific have been leaders in towing related products sold through the OE and aftermarket channels in their regions.
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
Goodwill impairment
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
In the fourth quarter of 2017, we experienced a significant decline in our market capitalization. Further, the Horizon Europe-Africa reporting unit did not perform in-line with expectations during the fourth quarter, driven by a delayed closure and additional costs incurred relating to closing facilities in the United Kingdom and Sweden, delayed realization of price increases and inefficiencies transferring production to lower cost manufacturing sites. Because of the decline in market capitalization and fourth quarter results, we identified an indicator of impairment in the fourth quarter. As a result, we performed an interim quantitative assessment as of December 31, 2017, utilizing a combination of the income and market approaches, which were weighted evenly. The results of the quantitative analysis performed indicated the fair value of the reporting unit exceeded the carrying value by approximately 1%. Key assumptions used in the analysis were a discount rate of 13.0%, EBITDA margin and the terminal growth rate of 2.5%.
During the first quarter of 2018, the Company continued to experience a decline in market capitalization. Additionally, the Europe-Africa reporting unit did not perform in-line with forecasted results driven by a shift in volume to lower margin programs as well as increased commodity costs, which negatively impacted margins. As a result an indicator of impairment was identified during the first quarter of 2018. The Company performed an interim quantitative assessment as of March 31, 2018, utilizing a combination of the income and market approaches, which were weighted evenly. The results of the quantitative analysis performed indicated the carrying value of the reporting unit exceeded the fair value of the reporting unit by $43.4 million, and accordingly an impairment was recorded. Key assumptions used in the analysis were a discount rate of 13.5%, EBITDA margin and a terminal growth rate of 2.5%. The primary factors leading to the decline in value from the analysis performed at December 31, 2017 were a reduction in expected future cash flows, in part due to the Company re-evaluating our forecasted results and an increase in the discount rate which is based on the segment’s weighted average cost of capital (“WACC”). Additionally, there was a decline in the value of the market approach due to a decrease in the market multiple used based on a decline seen with selected guideline companies. The decline in expected future cash flows resulted from a reduction of forecasted volumes on a significant OE program. While we have made up the lost volume, this has resulted in a reduced margin. Further, the business continued to be negatively impacted by rising input costs with a delayed ability to recover through price increases as well as inefficiencies with transferring production to lower cost facilities.
Based on the results of the quantitative test, we performed sensitivity analysis around the key assumptions used in the analysis, the results of which were: a) a 100 basis point decline in EBITDA margin used to determine expected future cash flows would have resulted in an additional impairment of approximately $25.0 million, and b) a 50 basis point increase in the discount rate would have resulted in an additional impairment of approximately $9.0 million.
Indefinite-lived intangible asset impairment test
Due to the impairment indicators noted above we performed an interim impairment assessment for indefinite-lived intangible assets within the Horizon Europe-Africa reportable segment, for which the gross carrying amounts totaled approximately $12.7 million as of March 31, 2018. Based on the results of our analyses there were certain trade names where the estimated fair values only approximated the carrying values. Key assumptions used in the analysis were discount rates of 13.5% to 16.0% and royalty rates ranging from 0.5% to 1.0%. Based on the results of the quantitative test, we performed sensitivity analysis around the key assumptions used in the analysis, the results of which were: a) a 50 basis point increase in the discount rate used during our testing would not have resulted in a material impairment to any of our trade names, and b) a 25 basis point decrease in the royalty rates used during our testing would have resulted in an impairment of approximately $4.8 million to our Westfalia trade name.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	As a Percentage of Net Sales	2017	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Horizon Americas	$96,220	44.4%	$97,830	48.1%
Horizon Europe-Africa	87,060	40.2%	78,540	38.6%
Horizon Asia-Pacific	33,530	15.5%	26,910	13.2%
Total	$216,810	100.0%	$203,280	100.0%
Gross Profit
Horizon Americas	$19,050	19.8%	$26,680	27.3%
Horizon Europe-Africa	11,430	13.1%	12,560	16.0%
Horizon Asia-Pacific	7,970	23.8%	6,150	22.9%
Total	$38,450	17.7%	$45,390	22.3%
Selling, General and Administrative Expenses
Horizon Americas	$24,160	25.1%	$21,500	22.0%
Horizon Europe-Africa	13,090	15.0%	12,930	16.5%
Horizon Asia-Pacific	3,580	10.7%	3,070	11.4%
Corporate	7,460	N/A	8,550	N/A
Total	$48,290	22.3%	$46,050	22.7%
Operating Profit (Loss)
Horizon Americas	$(5,110)	(5.3)%	$5,160	5.3%
Horizon Europe-Africa	(45,090)	(51.8)%	(350)	(0.4%)
Horizon Asia-Pacific	4,390	13.1%	3,070	11.4%
Corporate	(7,460)	N/A	(8,540)	N/A
Total	$(53,270)	(24.6)%	$(660)	(0.3%)
Depreciation and Amortization
Horizon Americas	$2,170	2.3%	$2,640	2.7%
Horizon Europe-Africa	2,880	3.3%	2,130	2.7%
Horizon Asia-Pacific	1,200	3.6%	960	3.6%
Corporate	110	N/A	70	N/A
Total	$6,360	2.9%	$5,800	2.9%

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017
Overall, net sales increased approximately $13.5 million, or 6.6%, to $216.8 million in the three months ended March 31, 2018, as compared with $203.3 million in the three months ended March 31, 2017. During the first quarter of 2018, net sales within our Horizon Europe-Africa reportable segment increased $8.5 million primarily driven by favorable currency exchange and increases in our automotive OE channel which were partially offset by decreases in our aftermarket channel. Net sales within our Horizon Asia-Pacific reportable segment increased by $6.6 million attributable, in part, to a regional bolt-on acquisition completed in the third quarter of 2017. In our Horizon Americas reportable segment, net sales decreased $1.6 million primarily driven by declines in our retail and aftermarket channels, which were partially offset by an increase in the industrial channel.
Gross profit margin (gross profit as a percentage of net sales) approximated 17.7% and 22.3% for the three months ended March 31, 2018 and 2017, respectively. Negatively impacting gross profit margin were unfavorable input costs, including commodity prices, in both our Horizon Americas and Horizon Europe-Africa reportable segments. These declines were partially offset by an improvement in our Horizon Asia-Pacific reportable segment as a result of higher sales volumes and operational improvements.
Operating profit margin (operating profit as a percentage of net sales) approximated (24.6)% and (0.3)% in the three months ended March 31, 2018 and 2017, respectively. Operating loss increased approximately $52.6 million to $53.3 million in the three months ended March 31, 2018, from an operating loss of $0.7 million in the three months ended March 31, 2017, primarily due the impairment of goodwill of approximately $43.4 million in our Horizon Europe-Africa reportable segment. The remainder of the decline is a result of lower sales levels and higher commodity and freight costs that negatively impacted the Horizon Americas reportable segment.
Interest expense increased approximately $0.1 million to $6.0 million, in the three months ended March 31, 2018, as compared to $5.9 million in the three months ended March 31, 2017, remaining relatively flat quarter-over-quarter.
Other expense, net increased approximately $0.6 million to $1.1 million in the three months ended March 31, 2018, as compared to $0.6 million in the three months ended March 31, 2017, due to higher corporate costs related to an announced acquisition.
The effective income tax rate for the three months ended March 31, 2018 and 2017 was 4.3% and 13.5%, respectively. The lower effective income tax rate in the three months ended March 31, 2018 is driven by the impairment of goodwill in the Horizon Europe-Africa reportable segment, which will not result in a recognition of a tax benefit.
Net loss increased approximately $47.6 million to $57.8 million in the three months ended March 31, 2018, from a net loss of $10.2 million in the three months ended March 31, 2017. The increase in net loss was primarily the result of a $52.6 million increase in operating loss, driven by the impairment of goodwill in the first quarter of 2018, which was partially offset by a $4.6 million loss on the extinguishment of debt during 2017 that did not reoccur in 2018.
See below for a discussion of operating results by segment.
Horizon Americas.    Net sales decreased approximately $1.6 million, or 1.6%, to $96.2 million in the three months ended March 31, 2018, as compared to $97.8 million in the three months ended March 31, 2017. Net sales in our retail channel decreased approximately $1.1 million as product roll outs at a mass merchant and automotive retail customer were more than offset by point of sale weakness with our farm and fleet retailers, lost business with a home improvement customer, as well as the sale of the Broom and Brush product line during the fourth quarter of 2017. Further contributing to lower net sales in the retail channel were delivery delays during the first quarter of 2018 as we continue to transition to a new distribution facility. Net sales in our aftermarket channel decreased approximately $0.7 million as increased sales with our warehouse distribution partners were more than offset by inefficiencies caused by the announced closure of our Dallas, Texas distribution center. Net sales in our automotive OE channel decreased by approximately $0.1 million as increased volumes on existing programs were offset by lower sales to a customer who experienced downtime at one of its manufacturing facilities. Partially offsetting these decreases was an approximate $0.4 million increase in the industrial channel as a result of increased demand from trailer manufacturers.
Horizon Americas’ gross profit decreased approximately $7.6 million to $19.1 million, or 19.8% of net sales, in the three months ended March 31, 2018, from approximately $26.7 million, or 27.3% of net sales, in the three months ended March 31, 2017. Negatively impacting gross profit margin was approximately $5.0 million of unfavorable input costs, including higher commodity prices in advance of pricing actions, and higher freight costs due to a reduced carrier capacity. Further negatively impacting gross profit was approximately $0.9 million of outside service provider and expedited freight costs due to the paintline upgrade in our Mexico manufacturing facility completed in the fourth quarter of 2017. Gross profit margin was negatively impacted by $0.7 million of fines and penalties due to fulfillment rates in the retail channel. The remainder of the change is primarily a result of lower sales levels.

Selling, general and administrative expenses increased approximately $2.7 million to $24.2 million, or 25.1% of net sales, in the three months ended March 31, 2018, as compared to $21.5 million, or 22.0% of net sales, in the three months ended March 31, 2017, primarily due to approximately $1.4 million of costs associated with a project to optimize our distribution footprint and $0.6 million of severance related costs. The remainder of the increase is primarily due to higher professional fees related to manufacturing consulting services to improve manufacturing efficiencies in our Reynosa, Mexico facility.
Horizon Americas’ operating loss of $5.1 million, or (5.3)% of net sales, reflects a decline of $10.3 million in the three months ended March 31, 2018, as compared to an operating profit of $5.2 million, or 5.3% of net sales, in the three months ended March 31, 2017. Operating profit and operating profit margin decreased primarily due to unfavorable commodity prices in advance of pricing actions, higher freight costs, and costs incurred for ongoing operational improvement projects.
Horizon Europe-Africa.    Net sales increased approximately $8.5 million, or 10.8%, to $87.1 million in the three months ended March 31, 2018, compared to $78.5 million in the three months ended March 31, 2017, primarily due to favorable currency exchange of approximately $11.3 million as the euro strengthened in relation to the U.S. dollar. Positively impacting net sales was an increase of $1.5 million in the automotive OE channel as this channel benefited from higher volume with existing customers. Net sales in the aftermarket channel decreased $3.5 million due to limited product availability as a result of our production shift to our Braşov, Romania production facility and customer rationalization efforts. The remainder of the change is due to a small increase in e-commerce more than offset by lower sales in our forging business in South Africa.
Horizon Europe-Africa’s gross profit decreased approximately $1.1 million to $11.4 million, or 13.1% of net sales, in the three months ended March 31, 2018, from approximately $12.6 million, or 16.0% of net sales, in the three months ended March 31, 2017. Gross profit was negatively impacted by lower sales and unfavorable commodity costs, in advance of pricing actions. Partially offsetting these decreases was approximately $1.6 million of favorable currency exchange.
Selling, general and administrative expenses increased approximately $0.2 million to $13.1 million, or 15.0% of net sales, in the three months ended March 31, 2018, as compared to $12.9 million, or 16.5% of net sales, in the three months ended March 31, 2017. Selling, general, and administrative expenses remained relatively flat quarter-over-quarter as lower severance and integration costs were more than offset by unfavorable currency exchange.
Horizon Europe-Africa’s operating loss increased approximately $44.7 million to an operating loss of $45.1 million, or (51.8)% of net sales, in the three months ended March 31, 2018, as compared to an operating loss of $0.4 million, or (0.4)% of net sales, in the three months ended March 31, 2017, primarily due to the impairment of goodwill of approximately $43.4 million. The remainder of the decrease is due to lower sales and unfavorable commodity costs which have not been fully recovered through pricing actions.
Horizon Asia-Pacific.    Net sales increased approximately $6.6 million, or 24.6%, to $33.5 million in the three months ended March 31, 2018, compared to $26.9 million in the three months ended March 31, 2017. A regional bolt-on acquisition, completed in the third quarter of 2017, contributed $4.6 million in net sales. Additionally, favorable currency exchange, as the Australian dollar, Thai baht, and New Zealand dollar strengthened in relation to the U.S. dollar, represents $1.5 million of the net sales increase. The remainder of the increase is attributable to higher sales across all of our channels as a result of strong demand within the region.
Horizon Asia-Pacific’s gross profit increased approximately $1.8 million to $8.0 million, or 23.8% of net sales, in the three months ended March 31, 2018, from approximately $6.2 million, or 22.9% of net sales, in the three months ended March 31, 2017. The improvement in gross profit was driven by the increased sales volumes mentioned above. Gross profit margin was further positively impacted by efficiencies realized in Thailand due to restructuring of operations completed in the second quarter of 2017. The remainder of the increase is due to favorable currency exchange.
Selling, general and administrative expenses increased approximately $0.5 million to $3.6 million, or 10.7% of net sales, in the three months ended March 31, 2018, as compared to $3.1 million, or 11.4% of net sales, in the three months ended March 31, 2017, primarily due to the inclusion of the aforementioned acquisition in results, which increased selling, general and administrative expenses by approximately $0.4 million. The remainder of the change is due to unfavorable currency change.
Horizon Asia-Pacific’s operating profit increased approximately $1.3 million to $4.4 million, or 13.1% of net sales, in the three months ended March 31, 2018, as compared to $3.1 million, or 11.4% of net sales, in the three months ended March 31, 2017, primarily due to increased volumes and ongoing operational improvements across the region.
Corporate Expenses.   Corporate expenses included in operating loss decreased approximately $1.1 million to $7.5 million in the three months ended March 31, 2018, as compared to $8.5 million in the three months ended March 31, 2017. The decrease is attributed to approximately $1.9 million of lower costs associated with the acquisition of the Westfalia Group which was partially offset by an increase of approximately $0.8 million of expenses related to the announced acquisition of Brink International B.V. and its subsidiaries, expected to close in the second quarter of 2018 subject to regulatory approval.

Liquidity and Capital Resources
Our capital and working capital requirements are funded through a combination of cash flows from operations, cash on hand and various borrowings and factoring arrangements described below, including our ABL Facility. We utilize intercompany loans and equity contributions to fund our worldwide operations. See Note 8, “Long-term Debt” included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” within this quarterly report on Form 10-Q. As of March 31, 2018 and December 31, 2017, there was $25.1 million and $23.7 million, respectively, of cash held at foreign subsidiaries. There may be country specific regulations that may restrict or result in increased costs in the repatriation of these funds.
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
Cash Flows - Operating Activities
Net cash used for operating activities was approximately $30.2 million during three months ended March 31, 2018 compared to a use of approximately $40.1 million during the three months ended March 31, 2017. During the three months ended March 31, 2018, the Company used $6.9 million in cash flows, based on the reported net loss of $57.8 million and after considering the effects of non-cash items related to losses on dispositions of property and equipment, depreciation, amortization, goodwill impairment, stock compensation, changes in deferred income taxes, amortization of original issue discount and debt issuance costs, and other, net. During the three months ended March 31, 2017, the Company generated $5.4 million based on the reported net income of $(10.2) million and after considering the effects of similar non-cash items plus the loss on extinguishment of debt.
Changes in operating assets and liabilities used approximately $23.3 million and $45.5 million of cash during the three months ended March 31, 2018 and 2017, respectively. Increases in accounts receivable resulted in a use of cash of $20.2 million and $23.7 million during the three months ended March 31, 2018 and 2017, respectively. The increase in accounts receivable for both periods is a result of the higher sales activity during the first quarter compared to the fourth quarter due to the seasonality of the business.
Changes in inventory resulted in a use of cash of approximately $5.4 million during the three months ended March 31, 2018 and a use of cash of approximately $8.2 million during the three months ended March 31, 2017. The increase in inventory during the three months ended March 31, 2018 is due to seasonal activity as we build inventory moving into the typically strong second quarter selling season. The increase during the first quarter of 2017 was a result of timing of sales in our Horizon Americas segment, as order processing issues with the implementation of a new ERP delayed sales into late first quarter 2017 and early second quarter 2017.
Changes in accounts payable and accrued liabilities resulted in a source of cash of approximately $2.0 million during the three months ended March 31, 2018 and a use of cash of $12.9 million during the during the three months ended March 31, 2017. The increase in accounts payable and accrued liabilities during the three months ended March 31, 2018 is primarily related to the timing of purchases within the quarter. The use of cash for three months ended March 31, 2017 is primarily related to the timing of payments made to suppliers, mix of vendors and related terms, as well as decreases in certain compensation accruals primarily related to bonus payments.
Cash Flows - Investing Activities
Net cash used for investing activities during the three months ended March 31, 2018 and 2017 was approximately $4.1 million and $7.4 million, respectively. During the three months ended March 31, 2018, we invested approximately $4.2 million in capital expenditures, as we have continued our investment in growth, capacity and productivity-related capital projects. During the three months ended March 31, 2017, we incurred approximately $7.5 million in capital expenditures. The increased capital expenditures in 2017 were a result of increased capital activity in the newly acquired Westfalia Group.

Cash Flows - Financing Activities
Net cash provided by financing activities was approximately $30.3 million and $26.8 million during the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2018, net borrowings from our ABL Facility totaled $30.0 million, while we used cash of $2.0 million for repayments on our Term B Loan. During the first three months of 2017, our net borrowings from our ABL Facility totaled $20.0 million. We used cash of approximately $183.9 million for repayments on our Term B Loan. Other cash flows from financing activities were proceeds of $120.9 million from the issuance of our Convertible Notes, net of issuance costs; proceeds of $79.9 million from the issuance of common stock, net of offering costs; proceeds of $20.9 million from the issuance of Warrants, net of issuance costs; and a use of cash of $29.7 million for the payments on Convertible Note Hedges, net of issuance costs.
Factoring Arrangements
We have factoring arrangements with financial institutions to sell certain accounts receivable under non-recourse agreements. Total receivables sold under the factoring arrangements were approximately $66.2 million and $56.8 million as of March 31, 2018 and 2017, respectively. We utilize factoring arrangements as part of our financing for working capital. The costs of participating in these arrangements are immaterial to our results.
Our Debt and Other Commitments
We and certain of our subsidiaries are party to the ABL Facility, an asset-based revolving credit facility, that provides for $99.0 million of funding on a revolving basis, subject to borrowing base availability. The ABL Facility matures in June 2020 and bears interest on outstanding balances at variable rates as outlined in the agreement. On June 30, 2015, we entered into a term loan agreement (the “Original Term B Loan”) under which we borrowed an aggregate amount of $200 million. On September 19, 2016, we entered into the First Amendment to the Original Term B Loan (the “Term Loan Amendment”) which provided for incremental commitments in an aggregate principal amount of $152.0 million (the “Incremental Term Loans”). On March 31, 2017, we entered into the Third Amendment to the Original Term B Loan (the “Replacement Term Loan”) which amended the Term B Loan to provide for a new term loan commitment. The proceeds from the Replacement Term Loan were used to repay in full the outstanding principal Term B Loan. As part of the amendment, the interest rate was reduced by 1.5% per annum and the quarterly principal payments required under the Original Term B Loan and the Term Loan Amendment of $4.6 million in total were reduced to an aggregate principal payment of $1.9 million. On and after the Replacement Term Loan Amendment effective date, each reference to “Term B Loan” is deemed to be a reference to the Replacement Term Loan. The Term B Loan matures June 2021 and bears interest at variable rates in accordance with the credit agreement.
On February 16, 2018, the Company entered into the Fourth Amendment to the Term B Loan (the “2018 Replacement Term Loan Amendment”), which further amends the Term B Loan to provide for a new term loan commitment in an original aggregate principal amount of $385.0 million (the “2018 Replacement Term Loan”) and extends the maturity date to the sixth anniversary of the 2018 Replacement Term Loan Amendment effective date. The proceeds from the 2018 Replacement Term Loan will be used to (i) repay in full the outstanding principal amount of the existing term loans, (ii) to consummate the acquisition of the Brink Group and pay a portion of the acquisition consideration thereof and the fees and expenses incurred in connection therewith, and (iii) for general corporate purposes. The 2018 Replacement Term Loan Amendment is expected to become effective upon the close of the acquisition of the Brink Group, which is expected to occur in the second quarter of 2018 subject to regulatory approval. As a result of the 2018 Replacement Term Loan Amendment, borrowings under the 2018 Replacement Term Loan will bear interest, at the Company’s election, at either (i) the Base Rate plus 4% per annum, or (ii) LIBOR, with a 1% floor, plus 5% per annum. Principal payments required under the 2018 Replacement Term Loan will be approximately $2.4 million per quarter for the first eight quarters following the date the 2018 Replacement Term Loan Amendment becomes effective, and approximately $4.8 million per quarter thereafter. Refer to Note 8, “Long-term Debt,” in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this quarterly report on Form 10-Q for additional information.
As of March 31, 2018, approximately $40.0 million was outstanding on the ABL Facility bearing interest at a weighted average rate of 3.6% and $147.7 million was outstanding on the Term B Loan bearing interest at 6.4%. The Company had $44.9 million in availability under the ABL Facility as of March 31, 2018.
The agreements governing the ABL Facility and Term B Loan contain various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including restrictions on incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The ABL Facility does not include any financial maintenance covenants other than a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing twelve-month basis, which will be tested only upon the occurrence of an event of default or certain other conditions as specified in the agreement. The Term B Loan contains customary negative covenants, and also contains a financial maintenance covenant which requires us to maintain a net leverage ratio not exceeding 5.00 to 1.00 through the fiscal quarter ending March 31, 2018, 4.75 to 1.00 through the fiscal quarter ending September 30, 2018; and thereafter, 4.50 to 1.00. As of March 31, 2018, we were in compliance with our financial covenants contained in the ABL Facility and the Term B Loan, respectively.
On July 3, 2017, our Australia subsidiary entered into a new agreement to provide for revolving borrowings up to an aggregate amount of $31.4 million. The agreement includes two sub-facilities: (i) Facility A has a borrowing capacity of $19.9 million, matures on July 3, 2020, and is subject to interest at Bank Bill Swap Bid Rate plus a margin determined based on the most recent net leverage ratio; (ii) Facility B has a borrowing capacity of $11.5 million, matures on July 3, 2018 and is subject to interest at Bank Bill Swap Bid Rate plus 0.9% per annum. Borrowings under this arrangement are subject to financial and reporting covenants. Financial covenants include maintaining a net leverage ratio not exceeding 2.50 to 1.00 during the period commencing on the date of the agreement and ending on the first anniversary of the date of the agreement; and 2.00 to 1.00 thereafter; working capital coverage ratio (working capital over total debt) greater than 1.75 to 1.00 and a gearing ratio (senior debt to senior debt plus equity) not exceeding 50%. As of March 31, 2018 we were in compliance with all covenants.
We are subject to variable interest rates on our Term B Loan and ABL Facility. At March 31, 2018, 1-Month LIBOR and 3-Month LIBOR approximated 1.88% and 2.31%, respectively.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases and annual rent expense related thereto approximated $20.0 million for the year ended December 31, 2017. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.

The following is a reconciliation of net loss, as reported, which is a U.S. GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our credit agreement, for the twelve months ended March 31, 2018. We present Consolidated Bank EBITDA to show our performance under our financial covenants.

		Less:	Add:
	Year Ended December 31, 2017	Three Months Ended March 31, 2017	Three Months Ended March 31, 2018	Twelve Months Ended March 31, 2018
	(dollars in thousands)
Net loss attributable to Horizon Global	$(3,550)	$(9,860)	$(57,510)	$(51,200)
Bank stipulated adjustments:
Interest expense, net (as defined)	22,410	5,890	6,580	23,100
Income tax (benefit) expense	9,750	(1,580)	(2,580)	8,750
Depreciation and amortization	25,340	5,800	6,360	25,900
Extraordinary charges	2,520	—	1,350	3,870
Non-cash compensation expense(a)	3,630	930	720	3,420
Other non-cash expenses or losses	2,180	180	44,010	46,010
Pro forma EBITDA of permitted acquisition	840	290	—	550
Interest-equivalent costs associated with any Specified Vendor Receivables Financing	1,490	180	350	1,660
Debt extinguishment costs	4,640	4,640	—	—
Items limited to 25% of consolidated EBITDA:
Non-recurring expenses (b)	2,440	—	1,610	4,050
Acquisition integration costs (c)	11,210	4,270	1,600	8,540
Synergies related to permitted acquisition (d)	1,480	1,480	—	—
Consolidated Bank EBITDA, as defined	$84,380	$12,220	$2,490	$74,650

	March 31, 2018
	(dollars in thousands)
Total Consolidated Indebtedness, as defined	$302,960
Consolidated Bank EBITDA, as defined	74,650
Actual leverage ratio	4.06	x
Covenant requirement	5.00	x
______________________

(a)	Non-cash compensation expenses resulting from the grant of restricted units of common stock and common stock options.

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

Refer to Note 8, “Long-term Debt,” in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this quarterly report on Form 10-Q for additional information.

Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor’s and Moody’s. On January 26, 2018, Moody’s awarded a rating of B1 for our prospective $380 million ($150 million at time of rating, prior to refinancing) senior secured term loan to be issued in the second quarter of 2018. Moody’s also maintained our corporate family rating of B2 and confirmed our outlook as stable. On January 25, 2018, Standard & Poor’s issued a rating of B for our prospective $380 million ($150 million at the time of rating, prior to refinancing) senior secured term loan and assigned the Company a negative outlook. Standard & Poor’s maintained our B corporate credit rating and the B- rating of our Convertible Notes. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
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
We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of March 31, 2018, we were party to forward contracts and cross currency swaps, to hedge changes in foreign currency exchange rates, with notional amounts of approximately $23.5 million and $119.3 million, respectively. See Note 9, “Derivative Instruments,” included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” within this quarterly report on Form 10-Q.
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
Our 2017 financial results did not meet our expectations, despite increasing operating profit by $28.5 million. In 2017, we began experiencing performance issues including: manufacturing inefficiencies in our Reynosa, Mexico manufacturing facility, as well as startup inefficiencies in both our new Kansas City distribution facility in the Americas segment and our Romanian manufacturing facility in the Europe-Africa segment. In response to these challenges, we made organizational changes, enlisted the assistance of manufacturing consultants, and identified additional cost reduction projects, including the closure of two non-manufacturing facilities in our Americas segment. We are focused on executing our targeted action plan we have publicly communicated and we have already initiated many of the projects. In the short-term, the costs associated with executing these initiatives, including severance, unrecoverable lease obligations, and professional service fees, may affect our results and cash flows.
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
During the quarter ended March 31, 2018, the Company adopted the provisions of ASC 606, “Revenue from Contracts with Customers (Topic 606)”. Refer to Note 2, “New Accounting Pronouncements” and Note 3, “Revenues” in Part I, Item 1, “Notes to the Condensed Consolidated Financial Statements,” included within this quarterly report on Form 10-Q, related to the impact of the adoption on the Company’s financial statements and accounting policies.
Except for accounting policies related to our adoption of ASC 606, during the quarter ended March 31, 2018, there were no material changes to the items that we disclosed as our critical accounting policies in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
We conduct business in various locations throughout the world and are subject to market risk due to changes in the value of foreign currencies. The functional currencies of our foreign subsidiaries are primarily the local currency in the country of domicile. We manage these operating activities at the local level and revenues and costs are generally denominated in local currencies; however, results of operations and assets and liabilities reported in U.S. dollars will fluctuate with changes in exchange rates between the local currencies and the U.S. dollar. A 10% change in average exchange rates versus the U.S. dollar would have resulted in an approximate $12.3 million and $10.8 million change to our net sales for the three months ended March 31, 2018 and 2017, respectively.
We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding balances under our Term B Loan, at the Company’s election, bear interest at variable rates based on a margin over defined LIBOR. Based on the amount outstanding on the Term B Loan as of March 31, 2018 and 2017, a 100 basis point change in LIBOR would result in an approximate $1.5 million and $1.6 million increase, respectively, to our annual interest expense.
We use derivative financial instruments to manage our currency risks. We are also subject to interest risk as it relates to long-term debt. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 8, “Long-term Debt,” and Note 9, “Derivative Instruments,” in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this quarterly report on Form 10-Q for additional information.
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
Evaluation of disclosure controls and procedures
As of March 31, 2018, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company’s disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
Beginning January 1, 2018, the Company implemented ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09” or “Topic 606”). Although Topic 606 is expected to have an immaterial impact on the Company’s ongoing net income (loss), the Company did modify and add new controls designed to address risks associated with recognizing revenue under the new standard. The Company has therefore augmented internal control over financial reporting as follows:

▪	Enhanced the risk assessment process to take into account risks associated with the new revenue recognition standard.

▪	Added controls that address risks associated with the five-step model for recording revenue, including the revision of the Company’s contract review controls.
There were no other changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
We are subject to claims and litigation in the ordinary course of business, but we do not believe that any such claim or litigation is likely to have a material adverse effect on our financial position and results of operations or cash flows.
Item 1A.    Risk Factors
A discussion of our risk factors can be found in the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. There have been no significant changes in our risk factors as disclosed in our 2017 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s purchases of its shares of common stock during the first quarter of 2018 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)
January 1 - 31, 2018	—		—	813,494
February 1 - 28, 2018	—		—	813,494
March 1 - 31, 2018	—		—	813,494
Total	—		—
__________________________
(a) The Company has a share repurchase program that was announced in May 2017 to purchase up to 1.5 million shares of the Company’s common stock. At the end of the first quarter of 2018, 813,494 shares of common stock remains to be purchased under this program. The share repurchase program expires on May 5, 2020.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits.
Exhibits Index:

3.1(a)	Amended and Restated Certificate of Incorporation of Horizon Global Corporation.
3.2(b)	Amended and Restated By-laws of Horizon Global Corporation.
10.1
2018 Replacement Term Loan Amendment Agreement (Fourth Amendment to Credit Agreement) dated as of February 16, 2018, among Horizon Global Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.2	Form of Restricted Stock Units Agreement - Annual Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.3	Form of Restricted Stock Units Award Agreement - CEO Award Program - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.4	Form of Performance Share Units Agreement - Annual Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.5	Form of Restricted Stock Units Award Agreement - Annual CEC Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.6	Form of Restricted Stock Units Award Agreement - Annual ELT Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 11, 2015 (File No. 001-37427).
(b)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on March 12, 2018 (File No. 001-37427).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON GLOBAL CORPORATION (Registrant)

/s/ DAVID G. RICE

Date:	May 3, 2018	By:	David G. Rice Chief Financial Officer