Form 10-Q
period 2018-06-30
Horizon Global Corp
filed 2018-08-07
CIK 1637655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of August 3, 2018, the number of outstanding shares of the Registrant’s common stock, par value $0.01 per share, was 25,095,757 shares.

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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to, risks and uncertainties with respect to: the Company’s integration of the Westfalia Group (“Westfalia Group” consists of Westfalia-Automotive Holding GmbH and TeIJs Holding B.V.); leverage; liabilities imposed by the Company’s debt instruments; market demand; competitive factors; supply constraints; material and energy costs; technology factors; litigation; government and regulatory actions including the impact of any tariffs, quotas or surcharges; the Company’s accounting policies; future trends; general economic and currency conditions; various conditions specific to the Company’s business and industry; and other risks that are discussed in Item 1A, “Risk Factors” and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The risks described in our Annual Report and elsewhere in this report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
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

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,890	$29,570
Receivables, net of reserves of approximately $4.3 million and $3.1 million at June 30, 2018 and December 31, 2017, respectively	128,480	91,770
Inventories	167,530	171,500
Prepaid expenses and other current assets	10,710	10,950
Total current assets	335,610	303,790
Property and equipment, net	108,430	113,020
Goodwill	37,710	138,190
Other intangibles, net	83,770	90,230
Deferred income taxes	5,380	4,290
Other assets	9,640	11,510
Total assets	$580,540	$661,030
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$10,170	$16,710
Accounts payable	140,160	138,730
Accrued liabilities	60,850	53,070
Total current liabilities	211,180	208,510
Long-term debt	310,720	258,880
Deferred income taxes	13,840	14,870
Other long-term liabilities	29,720	38,370
Total liabilities	565,460	520,630
Commitments and contingent liabilities	—	—
Shareholders' equity:
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; 25,710,158 shares issued and 25,023,652 outstanding at June 30, 2018, respectively, and 25,625,571 shares issued and 24,939,065 outstanding at December 31, 2017, respectively	250	250
Paid-in capital	160,490	159,490
Treasury stock, at cost: 686,506 shares at June 30, 2018 and December 31, 2017	(10,000)	(10,000)
Accumulated deficit	(142,300)	(17,860)
Accumulated other comprehensive income	8,680	10,010
Total Horizon Global shareholders' equity	17,120	141,890
Noncontrolling interest	(2,040)	(1,490)
Total shareholders' equity	15,080	140,400
Total liabilities and shareholders' equity	$580,540	$661,030
The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(unaudited—dollars in thousands, except for per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net sales	$233,340	$253,590	$450,150	$456,870
Cost of sales	(185,770)	(185,920)	(364,130)	(343,810)
Gross profit	47,570	67,670	86,020	113,060
Selling, general and administrative expenses	(56,010)	(43,430)	(104,300)	(89,480)
Impairment	(55,700)	—	(99,130)	—
Operating profit (loss)	(64,140)	24,240	(117,410)	23,580
Other expense, net:
Interest expense	(6,190)	(5,220)	(12,140)	(11,110)
Loss on extinguishment of debt	—	—	—	(4,640)
Other expense, net	(6,610)	(700)	(7,730)	(1,250)
Other expense, net	(12,800)	(5,920)	(19,870)	(17,000)
Income (loss) before income tax benefit	(76,940)	18,320	(137,280)	6,580
Income tax benefit	9,780	1,650	12,360	3,230
Net income (loss)	(67,160)	19,970	(124,920)	9,810
Less: Net loss attributable to noncontrolling interest	(230)	(290)	(480)	(590)
Net income (loss) attributable to Horizon Global	$(66,930)	$20,260	$(124,440)	$10,400
Net income (loss) per share attributable to Horizon Global:
Basic	$(2.68)	$0.80	$(4.98)	$0.42
Diluted	$(2.68)	$0.79	$(4.98)	$0.42
Weighted average common shares outstanding:
Basic	25,017,725	25,385,395	24,990,573	24,616,939
Diluted	25,017,725	25,743,077	24,990,573	25,044,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited—dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(67,160)	$19,970	$(124,920)	$9,810
Other comprehensive income (loss), net of tax:
Foreign currency translation	(6,880)	5,780	(3,720)	13,500
Derivative instruments (Note 9)	790	270	2,320	1,250
Total other comprehensive income (loss)	(6,090)	6,050	(1,400)	14,750
Total comprehensive income (loss)	(73,250)	26,020	(126,320)	24,560
Less: Comprehensive loss attributable to noncontrolling interest	(310)	(280)	(550)	(580)
Comprehensive income (loss) attributable to Horizon Global	$(72,940)	$26,300	$(125,770)	$25,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited—dollars in thousands)

	Six months ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$(124,920)	$9,810
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Net loss on dispositions of property and equipment	380	—
Depreciation	8,240	6,510
Amortization of intangible assets	4,140	4,960
Impairment of goodwill and intangible assets	99,130	—
Amortization of original issuance discount and debt issuance costs	3,870	3,240
Deferred income taxes	(1,850)	970
Loss on extinguishment of debt	—	4,640
Non-cash compensation expense	1,210	1,830
Increase in receivables	(40,450)	(40,380)
(Increase) decrease in inventories	530	(5,570)
Decrease in prepaid expenses and other assets	1,510	970
Increase (decrease) in accounts payable and accrued liabilities	12,590	(1,460)
Other, net	260	(110)
Net cash used for operating activities	(35,360)	(14,590)
Cash Flows from Investing Activities:
Capital expenditures	(7,790)	(13,340)
Net proceeds from disposition of property and equipment	140	940
Net cash used for investing activities	(7,650)	(12,400)
Cash Flows from Financing Activities:
Proceeds from borrowings on credit facilities	2,630	220
Repayments of borrowings on credit facilities	(8,670)	(2,890)
Repayments of borrowings on Term B Loan, inclusive of transaction costs	(3,940)	(185,800)
Proceeds from ABL Revolving Debt	66,110	82,400
Repayments of borrowings on ABL Revolving Debt	(13,510)	(62,400)
Proceeds from issuance of common stock, net of offering costs	—	79,920
Repurchase of common stock	—	(8,360)
Proceeds from issuance of Convertible Notes, net of issuance costs	—	120,950
Proceeds from issuance of Warrants, net of issuance costs	—	20,930
Payments on Convertible Note Hedges, inclusive of issuance costs	—	(29,680)
Other, net	(210)	(240)
Net cash provided by financing activities	42,410	15,050
Effect of exchange rate changes on cash	(80)	1,270
Cash and Cash Equivalents:
Decrease for the period	(680)	(10,670)
At beginning of period	29,570	50,240
At end of period	$28,890	$39,570
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,550	$7,220
Cash paid for taxes	$3,770	$4,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Six Months Ended June 30, 2018
(unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Horizon Global Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
Balance at December 31, 2017	$250	$159,490	$(10,000)	$(17,860)	$10,010	$141,890	$(1,490)	$140,400
Net loss	—	—	—	(124,440)	—	(124,440)	(480)	(124,920)
Other comprehensive income, net of tax	—	—	—	—	(1,330)	(1,330)	(70)	(1,400)
Shares surrendered upon vesting of employees' share based payment awards to cover tax obligations	—	(210)	—	—	—	(210)	—	(210)
Non-cash compensation expense	—	1,210	—	—	—	1,210	—	1,210
Balance at June 30, 2018	$250	$160,490	$(10,000)	$(142,300)	$8,680	$17,120	$(2,040)	$15,080

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
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. It is management’s opinion that these financial statements contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results for the full year.
2. New Accounting Pronouncements
In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, “Compensation - Stock Compensation (Topic 718)” (“ASU 2018-07”). ASU 2018-07 expands the scope of Accounting Standard Codification (“ASC”) 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. ASU 2018-07 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. The Company is in process of assessing the impact of the adoption of ASU 2018-07 on the condensed consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “2017 Tax Act”). ASU 2018-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. It must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate from the 2017 Tax Act is recognized. The Company expects to early adopt the standard in the third quarter of 2018 and the impact of the adoption of ASU 2018-02 is expected to be an approximately $0.9 million increase of accumulated deficit.
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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which supersedes the leases requirements in “Leases (Topic 840).” The objective of this update is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The Company is in the process of assessing the impact of the adoption of ASU 2016-02 on the condensed consolidated financial statements. The Company expects the impact to the condensed consolidated balance sheet to be significant. The Company plans to elect the practical expedients upon transition that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. Horizon will not reassess whether any contracts entered into prior to adoption are leases. The Company has formed a cross-functional implementation team and is in the process of cataloging its existing lease contracts and evaluating changes to its systems to implement the new guidance.
Accounting Standards Update 2014-09
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09” or “Topic 606”). ASU 2014-09 supersedes most of the existing guidance on revenue recognition in ASC Topic 605, “Revenue Recognition” (“Topic 605”), and establishes a broad principle that would require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company does not expect the adoption of Topic 606 to have a material impact to its net income on an ongoing basis. The Company did not record a cumulative adjustment related to the adoption of ASU 2014-09, and the effects of adoption were not significant. See Note 3, “Revenues,” for further information.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

3. Revenues
Revenue Recognition
The following tables present the Company’s net sales disaggregated by major sales channel for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018
	Horizon Americas	Horizon Europe-Africa	Horizon Asia-Pacific	Total
	(dollars in thousands)
Net Sales
Automotive OEM	$19,950	$47,360	$6,120	$73,430
Automotive OES	1,660	12,890	16,260	30,810
Aftermarket	31,710	24,410	6,300	62,420
Retail	34,580	—	2,080	36,660
Industrial	10,300	—	3,660	13,960
E-commerce	9,570	1,270	—	10,840
Other	310	4,910	—	5,220
Total	$108,080	$90,840	$34,420	$233,340

	Six Months Ended June 30, 2018
	Horizon Americas	Horizon Europe-Africa	Horizon Asia-Pacific	Total
	(dollars in thousands)
Net Sales
Automotive OEM	$40,000	$94,280	$12,510	$146,790
Automotive OES	2,530	27,380	29,980	59,890
Aftermarket	58,230	45,200	13,040	116,470
Retail	66,730	—	5,190	71,920
Industrial	20,520	—	7,230	27,750
E-commerce	15,590	2,590	—	18,180
Other	700	8,450	—	9,150
Total	$204,300	$177,900	$67,950	$450,150
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
For certain sales arrangements within the automotive OEM and automotive OES sales channels, the Company deems control to transfer over time, and recognizes revenue as products are manufactured, when the terms of the arrangement include both a right

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

to payment and contractual restrictions against the alternative use of its products. For revenue recognized over time, the Company estimates the amount of revenue earned at a given point during the production cycle based on certain costs factors such as raw materials and labor, incurred to date, plus a reasonable profit. The Company believes this method, which is the cost-to-cost input method, best estimates the revenue recognizable for these arrangement. At June 30, 2018, the aggregate amount of the transaction prices allocated to remaining performance obligations was not material, and the Company will recognize this revenue as the manufacturing of the products is completed, which is expected to occur over the next 12 months.
Provisions for customer volume rebates, product returns, discounts and allowances are variable consideration and are recorded as a reduction of revenue in the same period the related sales are recorded. Such provisions are calculated using historical averages adjusted for any expected changes due to current business conditions. Consideration given to customers for cooperative advertising is recognized as a reduction of revenue as there is no distinct good or service received in return for the advertising. The Company uses the most likely amount method to estimate variable consideration. Adjustments to estimates of variable consideration for previously recognized revenue were insignificant during the three and six months ended June 30, 2018.
Contract Balances
The timing of revenue recognition, billings and cash collections and payments results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenues (contract liabilities).
Revenue recognized over time gives rise to contract assets, which represent revenue recognized but unbilled. The Company’s sales arrangements satisfied over time create contract assets when revenue is recognized as the products are manufactured, as payment is not contractually required until the products have shipped. Contract assets in these arrangements are reclassified to accounts receivable upon shipment. At June 30, 2018, total opening and closing balances of contract assets were not material.
Contract liabilities are comprised of customer payments received or due in advance of the Company’s performance. At June 30, 2018, total opening and closing balances of deferred revenue were not material. The Company recognizes deferred revenue as net sales after the Company has transferred control of the products to the customer and all revenue recognition criteria is met. For the three and six months ended June 30, 2018, the total amount of revenue recognized from revenue deferred in prior periods was not material.
Additionally, the Company monitors the aging of uncollected billings and adjusts its accounts receivable allowance on a quarterly basis, as necessary, based upon its evaluation of the probability of collection. The adjustments made by the Company due to the write-off of uncollectible amounts have been immaterial for all periods presented. At June 30, 2018 and December 31, 2017, the Company’s accounts receivable, net of reserves were $128.5 million and $91.8 million, respectively.
Practical Expedients
The Company elects the practical expedient to expense costs incurred to obtain a contract with a customer when the amortization period would have been one year or less. These costs include sales commissions as the Company has determined annual compensation is commensurate with annual sales activities.
The Company elects the practical expedient that does not require the Company to adjust consideration for the effects of a significant financing component when the period between shipment of its products and customer’s payment is one year or less.
4. Facility Closures
Solon, Ohio and Mosinee, Wisconsin

In the first quarter of 2018, the Company announced plans to close its facility in Solon, Ohio along with an engineering center in Mosinee, Wisconsin. The activities at these locations have been consolidated and moved to the headquarters of the Horizon Americas segment, located in Plymouth, Michigan. As of June 30, 2018, the Company is in the final stages of vacating the Solon, Ohio and Mosinee, Wisconsin facilities. The Company is party to lease agreements for these facilities for which it has non-cancellable future rental obligations of approximately $2.4 million, for which the Company will establish accruals upon exit of the facilities in the third quarter of 2018, net of estimated recoveries. The lease agreements expire in 2019 and 2022, respectively.

During the second quarter of 2018, the Company finalized workforce consolidation plans related to the facility closures. Severance and other employee-related costs incurred in the three and six months ended June 30, 2018 were approximately $3.4 million.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

5. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended June 30, 2018 are summarized as follows:

	Horizon Americas	Horizon Europe-Africa	Horizon Asia-Pacific	Total
	(dollars in thousands)
Balance at December 31, 2017
Goodwill	$5,280	$126,160	$6,750	$138,190
Accumulated impairment losses	—	—	—	—
Net beginning balance	5,280	126,160	6,750	138,190
Impairment	—	(98,020)	—	(98,020)
Foreign currency translation and other	(760)	(1,180)	(520)	(2,460)
Balance at June 30, 2018	$4,520	$26,960	$6,230	$37,710
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
Due to the impairment indicators noted above the Company also performed an interim impairment assessment of indefinite-lived intangible assets in the first quarter of 2018 in the Horizon Europe-Africa reportable segment. Based on the results of our analyses there were certain trade names where the estimated fair values approximated the carrying values. Key assumptions used in the analysis were discount rates of 13.5% to 16.0% and royalty rates ranging from 0.5% to 1.0%.
During second quarter of 2018, the Company continued to experience a decline in market capitalization. Additionally, the Europe-Africa reporting unit did not perform in-line with forecasted results driven by an unfavorable shift in volume to lower margin channels as well as increased commodity costs, which negatively impacted margins. Further, the expected benefits of shifting production to lower cost manufacturing sites have not been realized. As a result, an indicator of impairment was identified during the second quarter of 2018. The Company performed an interim quantitative assessment as of June 30, 2018, utilizing a combination of the income and market approaches. The income approach was weighted 75%, while the market approach was weighted 25%. The results of the quantitative analysis performed indicated the carrying value of the reporting unit exceeded the fair value of the reporting unit by $54.6 million and, accordingly, an impairment was recorded. Key assumptions used in the analysis were a discount rate of 14.0%, EBITDA margin and a terminal growth rate of 2.5%.
Due to the impairment indicators noted above, the Company performed an interim impairment assessment for indefinite-lived intangible assets within the Horizon Europe-Africa reportable segment, for which the gross carrying amounts totaled approximately $12.1 million as of June 30, 2018. Based on the results of the Company’s analyses, it was determined that the carrying values of the Westfalia and Terwa trade names exceeded their fair values by $1.1 million and, accordingly, an impairment was recorded. Key assumptions used in the analysis were discount rates of 15.0% and royalty rates ranging from 0.5% to 1.0%.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The gross carrying amounts and accumulated amortization of the Company’s other intangibles as of June 30, 2018 and December 31, 2017 are summarized below. The Company amortizes these assets over periods ranging from three to 25 years.

	June 30, 2018		December 31, 2017
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships, 5 – 25 years	$178,860	$(124,770)	$180,850	$(121,750)
Technology and other, 3 – 15 years	20,560	(15,600)	19,950	(15,260)
Trademark/Trade names, 1 - 8 years	730	(220)	730	(190)
Total finite-lived intangible assets	200,150	(140,590)	201,530	(137,200)
Trademark/Trade names, indefinite-lived	24,210	—	25,900	—
Total other intangible assets	$224,360	$(140,590)	$227,430	$(137,200)
Amortization expense related to intangible assets as included in the accompanying condensed consolidated statements of income (loss) is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Technology and other, included in cost of sales	$290	$140	$560	$360
Customer relationships & Trademark/Trade names, included in selling, general and administrative expenses	1,620	2,250	3,580	4,600
Total amortization expense	$1,910	$2,390	$4,140	$4,960
6. Inventories
Inventories consist of the following components:

	June 30, 2018	December 31, 2017
	(dollars in thousands)
Finished goods	$101,190	$105,070
Work in process	18,070	16,590
Raw materials	48,270	49,840
Total inventories	$167,530	$171,500

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

7. Property and Equipment, Net
Property and equipment consists of the following components:

	June 30, 2018	December 31, 2017
	(dollars in thousands)
Land and land improvements	$470	$480
Buildings	23,730	23,370
Machinery and equipment	162,820	162,830
	187,020	186,680
Less: Accumulated depreciation	78,590	73,660
Property and equipment, net	$108,430	$113,020
As discussed in See Note 5, “Goodwill and other intangible assets,” the Company identified indicators of impairment in its Horizon Europe-Africa reporting unit. As a result, the Company performed an impairment test for long-lived assets in accordance with ASC 360, “Property, Plant and Equipment” as of June 30, 2018. The test did not result in an impairment of long-lived assets. There were no indicators of impairment identified in the Horizon Americas or Horizon Asia-Pacific reporting units.
Depreciation expense included in the accompanying condensed consolidated statements of income (loss) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Depreciation expense, included in cost of sales	$3,810	$2,980	$7,600	$5,890
Depreciation expense, included in selling, general and administrative expense	300	300	640	620
Total depreciation expense	$4,110	$3,280	$8,240	$6,510
8. Long-term Debt
The Company’s long-term debt consists of the following:

	June 30, 2018	December 31, 2017
	(dollars in thousands)
ABL Facility	$62,600	$10,000
Term B Loan	145,730	149,620
Convertible Notes	125,000	125,000
Bank facilities, capital leases and other long-term debt	18,810	25,780
	352,140	310,400
Less:
Unamortized debt issuance costs and original issuance discount on Term B Loan	4,220	4,940
Unamortized debt issuance costs and discount on the Convertible Notes	27,030	29,870
Current maturities, long-term debt	10,170	16,710
Long-term debt	$310,720	$258,880

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
The Convertible Notes are convertible at the option of the holder (i) during any calendar quarter beginning after March 31, 2017, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of such period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (iii) upon the occurrence of specified corporate events; and (iv) on or after January 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date. During the second quarter of 2018, no conditions allowing holders of the Convertible Notes to convert have been met. Therefore, the Convertible Notes were not convertible during the second quarter of 2018 and are classified as long-term debt. Should conditions allowing holders of the Convertible Notes to convert be met in a future quarter, the Convertible Notes will be convertible at their holders’ option during the immediately following quarter. As of June 30, 2018, the if-converted value of the Convertible Notes did not exceed the principal value of those Convertible Notes.
Upon conversion by the holders, the Company may elect to settle such conversion in shares of its common stock, cash, or a combination thereof. Because the Company may elect to settle conversion in cash, the Company separated the Convertible Notes into their liability and equity components by allocating the issuance proceeds to each of those components in accordance with Accounting Standards Codification (“ASC 470-20”), “Debt-Debt with Conversion and Other Options.” The Company first determined the fair value of the liability component by estimating the value of a similar liability that does not have an associated equity component. The Company then deducted that amount from the issuance proceeds to arrive at a residual amount, which represents the equity component. The Company accounted for the equity component as a debt discount (with an offset to paid-in capital in excess of par value). The debt discount created by the equity component is being amortized as additional non-cash interest expense using the effective interest method over the contractual term of the Convertible Notes ending on July 1, 2022.
The Company allocated offering costs of $3.9 million to the debt and equity components in proportion to the allocation of proceeds to the components, treating them as debt issuance costs and equity issuance costs, respectively. The debt issuance costs of $2.9 million are being amortized as additional non-cash interest expense using the effective interest method over the contractual term of the Convertible Notes. The Company presents debt issuance costs as a direct deduction from the carrying value of the liability component. The carrying value of the liability component at June 30, 2018 and December 31, 2017, was $98.0 million and $95.1 million, respectively, including total unamortized debt discount and debt issuance costs of $27.0 million and $29.9 million, respectively. The $1.0 million portion of offering costs allocated to equity issuance costs was charged to paid-in capital. The carrying amount of the equity component was $20.0 million at June 30, 2018 and December 31, 2017, respectively, net of issuance costs and taxes.
Interest expense recognized relating to the contractual interest coupon, amortization of debt discount and amortization of debt issuance costs on the Convertible Notes included in the accompanying condensed consolidated statements of income (loss) are as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Contractual interest coupon on convertible debt	$870	$870	$1,730	$1,430
Amortization of debt issuance costs	$130	$130	$260	$220
Amortization of "equity discount" related to debt	$1,290	$1,190	$2,580	$1,990
The estimated fair value of the Convertible Notes based on a market approach as of June 30, 2018 was approximately $87.4 million,

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

which represents a Level 2 valuation. The estimated fair value was determined based on the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on the last business day of the period.
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
ABL Facility
On December 22, 2015, the Company entered into that certain Amended and Restated Loan Agreement among the Company, Horizon Global Americas Inc. (f/k/a Cequent Performance Products, Inc., successor by merger to Cequent Consumer Products, Inc.) (“HGA”), Cequent UK Limited, Cequent Towing Products of Canada Ltd., certain other subsidiaries of the Company party thereto as guarantors, the lenders party thereto and Bank of America, N.A., as agent for the lenders (the “ABL Loan Agreement”), under which the lenders party thereto agreed to provide the Company and certain of its subsidiaries with a committed asset-based revolving credit facility (the “ABL Facility”) providing for revolving loans up to an aggregate principal amount of $99.0 million.
The ABL Loan Agreement establishes (i) a U.S. sub-facility, in an aggregate principal amount of up to $94.0 million (subject to availability under a U.S.-specific borrowing base) (the “U.S. Facility”), (ii) a Canadian sub-facility, in an aggregate principal amount of up to $2.0 million (subject to availability under a Canadian-specific borrowing base) (the “Canadian Facility”), and (iii) a U.K. sub-facility in an aggregate principal amount of up to $3.0 million (subject to availability under a U.K.-specific borrowing base) (the “U.K. Facility”). The ABL Facility also includes a $20.0 million U.S. letter of credit sub-facility, which matures on June 30, 2020.
Borrowings under the ABL Facility bear interest, at the Company’s election, at either (i) with respect to the U.S. Facility and the U.K. Facility, (a) the Base Rate (as defined per the ABL Loan Agreement, the “Base Rate”) plus the Applicable Margin (as defined per the ABL Loan Agreement “Applicable Margin”), or (b) the London Interbank Offered Rate (“LIBOR”) plus the Applicable Margin, and (ii) with respect to the Canadian Facility, (a) the Base Rate plus the Applicable Margin, or (b) the Canadian Prime Rate (as defined per the ABL Loan Agreement).
The Company incurs fees with respect to the ABL Facility, including (i) an unused line fee of 0.25% times the amount by which the revolver commitments exceed the average daily revolver usage during any month, (ii) facility fees equal to the applicable margin in effect for (a) LIBOR Revolving Loans (as defined per the ABL Loan Agreement), with respect to the U.S. Facility and the U.K. Facility or (b) Canadian BA Rate Loans (as defined per the ABL Loan Agreement), with respect to the Canadian Facility,

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

times the average daily stated amount of letters of credit, (iii) a fronting fee equal to 0.125% per annum on the stated amount of each letter of credit, and (iv) customary administrative fees.
All of the indebtedness of the U.S. Facility is and will be guaranteed by the Company’s existing and future material domestic subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors. In connection with the ABL Loan Agreement, HGA and certain other subsidiaries of the Company party to the ABL Loan Agreement entered into a foreign facility guarantee and collateral agreement (the “Foreign Collateral Agreement”) in order to secure and guarantee the obligation under the Canadian Facility and the U.K. Facility. Under the Foreign Collateral Agreement, HGA and the other subsidiaries of the Company party thereto granted a lien on certain of their assets to Bank of America, N.A., as the agent for the lenders and other secured parties under the Canadian Facility and U.K. Facility.
The ABL Loan Agreement contains customary negative covenants, and does not include any financial maintenance covenants other than a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing twelve-month basis, which will be tested only upon the occurrence of an event of default or certain other conditions as specified in the agreement. At June 30, 2018, the Company was in compliance with its financial covenants contained in the ABL Facility.
Debt issuance costs of approximately $2.5 million were incurred in connection with the entry into and amendment of the ABL Facility. These debt issuance costs will be amortized into interest expense over the contractual term of the loan. The Company recognized $0.1 million and $0.2 million of amortization of debt issuance costs for the three and six months ended June 30, 2018, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2017, respectively, which are included in the accompanying condensed consolidated statements of income (loss). There were $1.1 million and $1.3 million of unamortized debt issuance costs included in other assets in the accompanying condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively.
There were $62.6 million and $10.0 million outstanding under the ABL Facility as of June 30, 2018 and December 31, 2017, respectively, with a weighted average interest rate of 3.9% and 3.6%, respectively. Total letters of credit issued were approximately $3.5 million and $6.3 million at June 30, 2018 and December 31, 2017, respectively. The Company had $26.8 million and $58.5 million in availability under the ABL Facility as of June 30, 2018 and December 31, 2017, respectively.
Term Loan
On June 30, 2015, the Company entered into a Credit Agreement among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A. (the “Term Loan Agreement”) under which the Company borrowed an aggregate of $200.0 million (“Original Term B Loan”), which matures on June 30, 2021. On September 19, 2016, the Company entered into the First Amendment to the Credit Agreement (“Term Loan Amendment”), which amended the Original Term B Loan to provide for incremental commitments in an aggregate principal amount of $152.0 million (“2016 Incremental Term Loans”) that were extended to the Company on October 3, 2016. The Original Term B Loan and 2016 Incremental Term Loans are collectively referred to as “Term B Loan”. On March 31, 2017, the Company entered into the 2017 Replacement Term Loan Agreement Amendment (Third Amendment to Credit Agreement) (the “2017 Replacement Term Loan Amendment”); the Term Loan Agreement, as amended by the Term Loan Amendment, the 2017 Replacement Term Loan Amendment and as otherwise amended prior to July 1, 2018, the “Amended Term Loan Agreement”), which replaced the Term B Loan to provide for a new term loan commitment (the “2017 Replacement Term Loan”). The proceeds from the 2017 Replacement Term Loan were used to repay in full the outstanding principal amount of the Term B Loan. As a result of the 2017 Replacement Term Loan Amendment, the interest rate was reduced by 1.5% per annum.
The Amended Term Loan Agreement permits the Company to request incremental term loan facilities, subject to certain conditions, in an aggregate principal amount, together with the aggregate principal amount of incremental equivalent debt incurred by the Company, of up to $75.0 million, plus an additional amount such that the Company’s pro forma first lien net leverage ratio (as defined in the term loan agreement) would not exceed 3.50 to 1.00 as a result of the incurrence thereof.
Borrowings under the 2017 Replacement Term Loan bore interest, at the Company’s election, at either (i) the Base Rate plus 3.5% per annum, or (ii) LIBOR, with a 1% floor, plus 4.5% per annum. Principal payments required under the Term B Loan were $1.9 million due each calendar quarter beginning June 2017.
During the first quarter of 2017, the Company used a portion of the net proceeds from the Convertible Notes offering as described above, along with proceeds from the Common Stock Offering as described in Note 12, “Earnings per Share”, to prepay a total of $177.0 million of the Term B Loan. In accordance with ASC 470, “Debt - Modifications and Extinguishments”, the prepayment was determined to be an extinguishment of the existing debt. As a result, the pro-rata share of the unamortized debt issuance costs

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

and original issuance discount related to the prepayment, aggregating to $4.6 million, was recorded as a loss on the extinguishment of debt in the condensed consolidated statements of income (loss). The remaining unamortized debt issuance costs and original issuance discount, including $2.4 million additional transactions fees incurred in connection to the 2017 Replacement Term Loan Amendment, was approximately $6.1 million. Both the aggregate debt issuance costs and the original issue discount will be amortized into interest expense over the remaining life of the Term B Loan. The Company recognized approximately $0.4 million and $0.8 million of amortization of debt issuance cost and original issue discount for the three and six months ended June 30, 2018, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2017, respectively, which is included in the accompanying condensed consolidated statements of income (loss). The Company had an aggregate principal amount outstanding of $145.7 million and $149.6 million as of June 30, 2018 and December 31, 2017, respectively, under the Amended Term Loan Agreement bearing interest at 6.6% and 6.1%, respectively. The Company had $4.2 million and $4.9 million as of June 30, 2018 and December 31, 2017, respectively, of unamortized debt issuance costs and original issue discount, all of which are recorded as a reduction of the debt balance on the Company’s condensed consolidated balance sheets.
The Company’s Term B Loan traded at approximately 98.7% and 101.4% of par value as of June 30, 2018 and December 31, 2017, respectively. The valuation of the Term B Loan was determined based on Level 2 inputs under the fair value hierarchy.
On February 16, 2018, the Company entered into an amendment to the 2017 Replacement Term Loan (the “February 2018 Replacement Term Loan Amendment”), which would have replaced the 2017 Replacement Term Loan to provide for a new term loan commitment in an original aggregate principal amount of $385.0 million (the “2018 Replacement Term Loan”). The proceeds from the 2018 Replacement Term Loan were to be used to (i) repay in full the outstanding principal amount of the existing term loans, (ii) to consummate the acquisition of Brink International B.V. and its subsidiaries (collectively, the “Brink Group”) and pay a portion of the acquisition consideration thereof and the fees and expenses incurred in connection therewith, and (iii) for general corporate purposes. On June 14, 2018, the Company and H2 Equity Partners mutually agreed to terminate the Brink Group acquisition agreement. As part of the termination agreement, the Company agreed to pay a break fee of approximately $5.5 million to H2 Equity Partners, which is included in selling, general and administrative expenses in the condensed consolidated statements of income (loss) for the three and six months ended June 30, 2018. In addition, the Company incurred $3.6 million and $4.9 million of transaction fees during the three and six months ended June 30, 2018, respectively, which are included in selling, general and administrative expenses in the condensed consolidated statements of income (loss). During the three and six months ended June 30, 2018, the Company incurred $4.5 million and $5.1 million, respectively, of financing costs in connection with the pursuit of the Brink Group acquisition which are included in other expense, net in the condensed consolidated statements of income (loss). Due to the termination of the Brink Group acquisition, the February 2018 Replacement Term Loan Amendment will not become effective.
On July 31, 2018, the Company entered into the Fourth Amendment to Credit Agreement (the “Fourth Amendment”; the Amended Term Loan Agreement, as amended by the Fourth Amendment, the “2018 Term Loan Agreement”). The Fourth Amendment provided for additional borrowings of $50.0 million (the “2018 Incremental Term Loan”; the 2017 Replacement Term Loan as increased by the 2018 Incremental Term Loan, the “2018 Term B Loan”) that were used to pay outstanding balances under the ABL Loan Agreement, pay fees and expenses in connection with the amendment and for general corporate purposes. Borrowings under the 2018 Term B Loan bear interest, at the Company’s election, at either (i) the Base Rate plus 5.0% per annum, or (ii) LIBOR, with a 1.0% floor, plus 6.0% per annum. Principal payments required under the 2018 Term B Loan are $2.6 million due each calendar quarter beginning September 2018. Under the 2018 Term Loan Agreement, commencing with the fiscal year ended December 31, 2017, and for each fiscal year thereafter, the Company is required to make prepayments of outstanding amounts under the Term B Loan in an amount up to 75.0% of the Company’s excess cash flow for such fiscal year, as defined in the 2018 Term B Loan, subject to adjustments based on the Company’s leverage ratio and optional prepayments of term loans and certain other indebtedness.
All of the indebtedness under the 2018 Term B Loan is and will be guaranteed by the Company’s existing and future material domestic subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors. The 2018 Term Loan Agreement contains customary negative covenants, and also contains a financial maintenance covenant which requires the Company to maintain a net leverage ratio, as defined in the agreement, not exceeding 7.00 to 1.00 on the last day of each fiscal quarter commencing with the fiscal quarter ending on June 30, 2018 and ending, and including, the fiscal quarter ending on December 31, 2018; 6.50 to 1.00 on the last day of the fiscal quarter ending March 31, 2019; 5.00 to 1.00 on the last day of the fiscal quarter ending June 30, 2019; 4.75 to 1.00 on the last day of the fiscal quarter ending September 30, 2019; and on the last day of each fiscal quarter thereafter, 4.50 to 1.00. At June 30, 2018, the Company was in compliance with its financial covenants under the Term B Loan.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Bank facilities
On July 3, 2017, the Company’s Australian subsidiaries entered into an agreement (collectively, the “Australian Loans”) to provide for revolving borrowings with an aggregate principal amount of approximately $30.3 million. The Australian Loans include two sub-facilities: (i) Facility A, with a borrowing capacity of $19.2 million that matures on July 3, 2020 and (ii) Facility B, with a borrowing capacity of $11.1 million that matures on July 3, 2018. There were $1.1 million and $6.6 million outstanding under the Australian Loans as of June 30, 2018 and December 31, 2017, respectively.
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
The Australian Loans contain financial covenants, which require the Company’s Australian subsidiaries to maintain: (i) a net leverage ratio not exceeding 2.50 to 1.00 during the period commencing on the date of the agreement and ending on the first anniversary of the date of the agreement; and 2.00 to 1.00 thereafter; (ii) a working capital coverage ratio (as defined per the Australian credit agreement) greater than 1.75 to 1.00 at all times; and (iii) a gearing ratio (defined as the ratio of senior debt to senior debt plus equity) not to exceed 50%. At June 30, 2018, the Company was in compliance with its financial covenants under the Australian Loans.
9. Derivative Instruments
Foreign Currency Exchange Rate Risk
As of June 30, 2018, the Company was party to forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $26.1 million. The Company uses foreign currency forward contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain payments for contract manufacturing in its lower-cost manufacturing facilities. The foreign currency forward contracts hedge currency exposure between the Mexican peso and the U.S. dollar, and the U.S. dollar and the Australian dollar and mature at specified monthly settlement dates through June 2019. At inception, the Company designated the foreign currency forward contracts as cash flow hedges. Upon the performance of contract manufacturing or purchase of certain inventories, the Company de-designates the foreign currency forward contract.
On October 4, 2016, the Company entered into a cross currency swap arrangement to hedge changes in foreign currency exchange rates. As of June 30, 2018, the notional amount of the cross currency swap was approximately $112.3 million. The Company uses the cross currency swap to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to a non-U.S. denominated intercompany loan of €110.0 million. The cross currency swap hedges currency exposure between the Euro and the U.S. dollar and matures on January 3, 2019. The Company makes quarterly principal payments of €1.4 million, plus interest at a fixed rate of 5.4% per annum, in exchange for $1.5 million, plus interest at a fixed rate of 7.2% per annum. At inception, the Company designated the cross currency swap as a cash flow hedge. Changes in the currency rate result in reclassification of amounts from accumulated other comprehensive income (loss) to earnings to offset the re-measurement gain or loss on the non-U.S. denominated intercompany loan.
On August 16, 2017, the Company’s Australian subsidiary entered into a cross currency swap arrangement to hedge changes in foreign currency exchange rates. As of June 30, 2018, the notional amount of the cross currency swap was approximately $4.5 million. The Australian subsidiary uses the cross currency swap to mitigate the risk associated with fluctuations in currency rates related to a non-functional currency intercompany loan of NZ$10.0 million. The floating-to-floating cross currency swap hedges currency exposure between the New Zealand dollar and the Australian dollar and matures on June 30, 2020. The Australian subsidiary makes quarterly principal payments of NZ$0.8 million, plus interest at the 3-month Bank Bill Benchmark Rate ("BKBM") in New Zealand plus a margin of 0.31% per annum, in exchange for A$0.8 million, plus interest at the three-month BBSY in Australia per annum. At inception, the cross currency swap was not designated as a hedging instrument.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Financial Statement Presentation
As of June 30, 2018 and December 31, 2017, the fair value carrying amount of the Company’s derivative instruments were recorded as follows:

		Asset / (Liability) Derivatives
	Balance Sheet Caption	June 30, 2018	December 31, 2017
		(dollars in thousands)
Derivatives designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$540	$—
Foreign currency forward contracts	Accrued liabilities	(40)	(670)
Cross currency swap	Accrued liabilities	(2,840)	—
Cross currency swap	Other long-term liabilities	—	(7,830)
Total derivatives designated as hedging instruments		(2,340)	(8,500)
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	120	110
Foreign currency forward contracts	Accrued liabilities	(10)	(90)
Cross currency swap	Other assets	40	90
Total derivatives de-designated as hedging instruments		150	110
Total derivatives		$(2,190)	$(8,390)
The following tables summarize the gain or loss recognized in accumulated other comprehensive income (loss) (“AOCI”) as of June 30, 2018 and December 31, 2017 and the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings for the three and six months ended June 30, 2018 and 2017:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion, net of tax)			Amount of Gain (Loss) Reclassified from AOCI into Earnings
				Three months ended June 30,		Six months ended June 30,
	As of June 30, 2018	As of December 31, 2017	Location of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	2018	2017	2018	2017
	(dollars in thousands)			(dollars in thousands)
Derivatives instruments
Foreign currency forward contracts	$440	$(660)	Cost of sales	$80	$400	$210	$260
Cross currency swap	$1,490	$270	Other expense, net	$6,290	$(8,270)	$3,220	$(9,750)
Over the next 12 months, the Company expects to reclassify approximately $0.6 million of pre-tax deferred gains, related to the foreign currency forward contracts, from AOCI to cost of sales as contract manufacturing and inventory purchases are settled. Over the next 12 months, the Company expects to reclassify approximately $2.0 million of pre-tax deferred gains, related to the cross currency swap, from AOCI to other expense, net as an offset to the re-measurement gains or losses on the non-U.S. denominated intercompany loan.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Derivatives not designated as hedging instruments
The gain or loss resulting from the change in fair value on de-designated forward contracts is reported within cost of sales on the Company’s condensed consolidated statements of income (loss). There were $0.1 million of losses on de-designated derivatives for the three months ended June 30, 2018 and there were no gains or losses on de-designated derivatives for the six months ended June 30, 2018. There were no gains or losses on de-designated derivatives for the three months ended June 30, 2017 and $0.1 million of gains on de-designated derivatives for the six months ended June 30, 2017. The gain or loss resulting from the change in fair value on the floating-to-floating cross currency swap is recorded within other expense, net on the Company’s condensed consolidated statements of income (loss). There were $0.1 million of gains and $0.1 million of losses on this cross currency swap for the three and six months ended June 30, 2018, respectively.
During May 2018, the Company entered into foreign currency option contracts known as zero-cost collars with an aggregate notional amount of €63.4 million to hedge changes in foreign currency related to the cash portion of the purchase price of the pending acquisition of the Brink Group; the acquisition was later terminated as described in Note 8 “Long-term Debt.” During June 2018, these zero-cost collar arrangements matured, resulting in a loss of $1.2 million which is included within other expense, net in the Company’s condensed consolidated statements of income (loss) for the three and six months ended June 30, 2018.
Fair Value Measurements
The fair value of the Company’s derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. The Company’s derivatives are recorded at fair value in its condensed consolidated balance sheets and are valued using pricing models that are primarily based on market observable external inputs, including spot and forward currency exchange rates, benchmark interest rates, and discount rates consistent with the instrument’s tenor, and consider the impact of the Company’s own credit risk, if any. Changes in counterparty credit risk are also considered in the valuation of derivative financial instruments. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 are shown below.

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
June 30, 2018
Foreign currency forward contracts	Recurring	$610	$—	$610	$—
Cross currency swaps	Recurring	$(2,800)	$—	$(2,800)	$—
December 31, 2017
Foreign currency forward contracts	Recurring	$(650)	$—	$(650)	$—
Cross currency swaps	Recurring	$(7,740)	$—	$(7,740)	$—
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
Segment activity is as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Net Sales
Horizon Americas	$108,080	$138,110	$204,300	$235,940
Horizon Europe-Africa	90,840	86,580	177,900	165,120
Horizon Asia-Pacific	34,420	28,900	67,950	55,810
Total	$233,340	$253,590	$450,150	$456,870
Operating Profit (Loss)
Horizon Americas	$2,570	$22,750	$(2,540)	$27,910
Horizon Europe-Africa	(55,690)	3,610	(100,780)	3,270
Horizon Asia-Pacific	4,670	4,290	9,060	7,360
Corporate	(15,690)	(6,410)	(23,150)	(14,960)
Total	$(64,140)	$24,240	$(117,410)	$23,580
11. Equity Awards
Description of the Plan
Horizon employees and non-employee directors participate in the Horizon Global Corporation 2015 Equity and Incentive Compensation Plan (as amended and restated, the “Horizon 2015 Plan”). The Horizon 2015 Plan authorizes the Compensation Committee of the Horizon Board of Directors to grant stock options (including “incentive stock options” as defined in Section 422 of the U.S. Internal Revenue Code), restricted shares, restricted stock units, performance shares, performance stock units, cash incentive awards, and certain other awards based on or related to the Company’s common stock to Horizon employees and non-employee directors. No more than 4.4 million Horizon common shares may be delivered under the Horizon 2015 Plan.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Stock Options

The following table summarizes Horizon stock option activity from December 31, 2017 to June 30, 2018:

	Number of Stock Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	338,349	$10.38
Granted	—	—
Exercised	—	—
Canceled, forfeited	(58,515)	10.32
Expired	—	—
Outstanding at June 30, 2018	279,834	$10.39	7.3	$—
As of June 30, 2018, the unrecognized compensation cost related to stock options is immaterial. For the three and six months ended June 30, 2018, the stock-based compensation expense recognized by the Company related to stock options was immaterial. For the three and six months ended June 30, 2017, the Company recognized approximately $0.1 million and $0.2 million of stock-based compensation expense related to stock options, respectively. There was no aggregate intrinsic value of the outstanding options at June 30, 2018. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income (loss).
Restricted Shares
In the first six months of 2018, the Company granted an aggregate of 452,291 restricted stock units and performance stock units to certain key employees and non-employee directors. The total grants consisted of: (i) 5,680 time-based restricted stock units that vest on July 1, 2018; (ii) 43,799 time-based restricted stock units that vest ratably on (1) March 1, 2019, (2) March 1, 2020 and (3) March 1, 2021; (iii) 101,204 time-based restricted stock units that vest ratably on (1) March 1, 2019, (2) March 1, 2020, (3) March 1, 2021 and (4) March 1, 2022; (iv) 145,003 market-based performance stock units that vest on March 1, 2021 (the “2018 PSUs”), (v) 43,416 time-based restricted stock units that vest on March 1, 2021, (vi) 17,575 time-based restricted stock units that vest on May 8, 2019, (vii) 84,210 time-based restricted stock units that vest on May 15, 2018 and (viii) 11,404 time-based restricted stock units that vest on May 15, 2020.
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The grant date fair value of restricted shares is expensed over the vesting period. Restricted share fair values are based on the closing trading price of the Company’s common stock on the date of grant. Changes in the number of restricted shares outstanding for the period ended June 30, 2018 were as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	582,611	$13.51
Granted	452,291	7.48
Vested	(109,609)	12.67
Canceled, forfeited	(189,926)	11.51
Outstanding at June 30, 2018	735,367	$10.44
As of June 30, 2018, there was $3.1 million in unrecognized compensation costs related to unvested restricted shares that is expected to be recognized over a weighted-average period of 2.3 years.
The Company recognized approximately $0.5 million and $1.2 million of stock-based compensation expense related to restricted shares during the three and six months ended June 30, 2018, respectively, and approximately $0.8 million and $1.6 million during the three and six months ended June 30, 2017, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income (loss).
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
Basic earnings (loss) per share is computed using net income (loss) attributable to Horizon Global and the number of weighted average shares outstanding. Diluted earnings (loss) per share is computed using net income (loss) attributable to Horizon Global and the number of weighted average shares outstanding, adjusted to give effect to the assumed exercise of outstanding stock options and warrants, vesting of restricted shares outstanding, and conversion of the Convertible Notes. Due to net losses for the three and six months ended June 30, 2018, the effect of potentially dilutive securities had an anti-dilutive effect and therefore were excluded from the computation of diluted loss per share.
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share attributable to Horizon Global and diluted earnings (loss) per share attributable to Horizon Global for the three and six months ended June 30, 2018 and 2017:

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(dollars in thousands, except for per share amounts)
Numerator:
Net income (loss) attributable to Horizon Global	$(66,930)	$20,260	$(124,440)	$10,400
Denominator:
Weighted average shares outstanding, basic	25,017,725	25,385,395	24,990,573	24,616,939
Dilutive effect of stock-based awards	—	357,682	—	427,714
Weighted average shares outstanding, diluted	25,017,725	25,743,077	24,990,573	25,044,653

Basic earnings (loss) per share attributable to Horizon Global	$(2.68)	$0.80	$(4.98)	$0.42
Diluted earnings (loss) per share attributable to Horizon Global	$(2.68)	$0.79	$(4.98)	$0.42
The effect of certain common stock equivalents were excluded from the computation of weighted average diluted shares outstanding for the three and six months ended June 30, 2018 and 2017, as inclusion would have resulted in anti-dilution. A summary of these anti-dilutive common stock equivalents is provided in the table below:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Number of options	308,348	—	321,341	—
Exercise price of options	$9.20 - $11.29	—	$9.20 - $11.29	—
Restricted stock units	835,560	145,730	737,865	98,227
Convertible Notes	5,005,000	5,005,000	5,005,000	4,120,138
Warrants	5,005,000	5,005,000	5,005,000	4,120,138
For purposes of determining diluted earnings per share, the Company has elected a policy to assume that the principal portion of the Convertible Notes, as described in Note 8, “Long-term Debt,” is settled in cash and the conversion premium is settled in shares. Therefore, the Company has adopted a policy of calculating the diluted earnings per share effect of the Convertible Notes using the treasury stock method. As a result, the dilutive effect of the Convertible Notes is limited to the conversion premium, which is reflected in the calculation of diluted earnings per share as if it were a freestanding written call option on the Company’s shares. Using the treasury stock method, the Warrants issued in connection with the issuance of the Convertible Notes are considered to be dilutive when they are in the money relative to the Company’s average common stock price during the period. The Convertible Note Hedges purchased in connection with the issuance of the Convertible Notes are always considered to be anti-dilutive and therefore do not impact the Company’s calculation of diluted earnings (loss) per share.
13. Shareholders’ Equity
Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock, par value of $0.01 per share. There were no preferred shares outstanding at June 30, 2018 or December 31, 2017.
Common Stock
The Company is authorized to issue 400,000,000 shares of common stock, par value of $0.01 per share. At June 30, 2018, there were 25,710,158 shares of common stock issued and 25,023,652 shares of common stock outstanding. At December 31, 2017, there were 25,625,571 shares of common stock issued and 24,939,065 shares of common stock outstanding.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Share Repurchase Program
In April 2017, the Board of Directors authorized a share repurchase program of up to 1.5 million shares of the Company’s issued and outstanding common stock during the period beginning on May 5, 2017 and ending May 5, 2020 (the “Share Repurchase Program”). The Share Repurchase Program provides for share purchases in the open market or otherwise, depending on share price, market conditions and other factors, as determined by the Company. In addition, the Company’s ABL Loan Agreement and Term B Loan place certain limitations on the Company’s ability to repurchase its common stock. As of June 30, 2018, cumulative shares purchased totaled 686,506 at an average purchase price per share of $14.55, excluding commissions. The repurchased shares are presented as treasury stock, at cost, on the condensed consolidated balance sheets.
Accumulated Other Comprehensive Income
Changes in AOCI by component, net of tax, for the six months ended June 30, 2018 are summarized as follows:

	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance at December 31, 2017	$(390)	$10,400	$10,010
Net unrealized gains (losses) arising during the period (a)	5,060	(3,650)	1,410
Less: Net realized losses reclassified to net loss (b)	2,740	—	2,740
Net current-period change	2,320	(3,650)	(1,330)
Balance at June 30, 2018	$1,930	$6,750	$8,680
__________________________
(a) Derivative instruments, net of income tax expense of $1.0 million. See Note 9, “Derivative Instruments,” for further details.
(b) Derivative instruments, net of income tax expense of $0.7 million. See Note 9, “Derivative Instruments,” for further details.
Changes in AOCI by component, net of tax, for the six months ended June 30, 2017 are summarized as follows:

	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance at December 31, 2016	$(930)	$(7,410)	$(8,340)
Net unrealized gains (losses) arising during the period (a)	(4,820)	13,490	8,670
Less: Net realized losses reclassified to net loss (b)	(6,070)	—	(6,070)
Net current-period change	1,250	13,490	14,740
Balance at June 30, 2017	$320	$6,080	$6,400
__________________________
(a) Derivative instruments, net of income tax benefit of $3.6 million. See Note 9, “Derivative Instruments,” for further details.
(b) Derivative instruments, net of income tax benefit of $3.4 million. See Note 9, “Derivative Instruments,” for further details.
14. Income Taxes
At the end of each interim reporting period, the Company makes an estimate of the annual effective income tax rate. Tax items included in the annual effective income tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective income tax rate for that quarter. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. The Company has experienced overall pre-tax losses. In light of the losses, the Company evaluates the realizability of its deferred tax assets on a quarterly basis. In completing this evaluation, the Company considers all available evidence in order to determine whether, based on the weight of the evidence, a valuation allowance is necessary. As of June 30, 2018, the Company believes that it is more likely than not that the recorded deferred tax assets will be realized. If the

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Company continues to experience losses through 2018, management may determine a valuation allowance against the deferred tax assets is necessary, which would result in significant tax expense in the period recognized, as well as subsequent periods.
The effective income tax rate was 12.7% and 9.0% for the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2017, the effective income tax rates were (9.0)% and (49.1)%, respectively. The higher effective income tax rate in 2018 is driven by a decrease in tax benefits related to the release of certain unrecognized tax positions and the impairment of goodwill related to the Horizon Europe-Africa segment which does not result in the recognition of a tax benefit.
Other Matters
The 2017 Tax Act was enacted on December 22, 2017. The 2017 Tax Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The Company is applying the guidance in SEC Staff Accounting Bulletin No. 118 when accounting for the enactment-date effects of the 2017 Tax Act.
At June 30, 2018, the Company has not completed its accounting for all of the tax effects of the 2017 Tax Act nor has the Company recognized any significant adjustments to the provisional amounts recorded at December 31, 2017. In all cases, the Company will continue to make and refine its calculations, primarily regarding the Transition Tax, as additional analysis is completed. Horizon’s estimates may also be affected as it gains a more thorough understanding of the tax law. These changes could be material to income tax expense.

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
In the fourth quarter of 2017, we experienced a significant decline in our market capitalization. Further, the Horizon Europe-Africa reporting unit did not perform in-line with expectations during the fourth quarter, driven by a delayed closure and additional costs incurred relating to closing facilities in the United Kingdom and Sweden, delayed realization of price increases and inefficiencies transferring production to lower cost manufacturing sites. Because of the decline in market capitalization and fourth quarter results, we identified an indicator of impairment in the fourth quarter. As a result, we performed an interim quantitative assessment as of December 31, 2017, utilizing a combination of the income and market approaches, which were weighted evenly. The results of the quantitative analysis performed indicated the fair value of the reporting unit exceeded the carrying value by approximately 1.0%. Key assumptions used in the analysis were a discount rate of 13.0%, a terminal growth rate of 2.5% and EBITDA margin.
During the first quarter of 2018, the Company continued to experience a decline in market capitalization. Additionally, the Europe-Africa reporting unit did not perform in-line with forecasted results driven by a shift in volume to lower margin programs as well as increased commodity costs, which negatively impacted margins. As a result, an indicator of impairment was identified during the first quarter of 2018. The Company performed an interim quantitative assessment as of March 31, 2018, utilizing a combination of the income and market approaches, which were weighted evenly. The results of the quantitative analysis performed indicated the carrying value of the reporting unit exceeded the fair value of the reporting unit by $43.4 million and, accordingly, an impairment was recorded. Key assumptions used in the analysis were a discount rate of 13.5%, a terminal growth rate of 2.5% and EBITDA margin. The primary factors leading to the decline in value from the analysis performed at December 31, 2017 were a reduction in expected future cash flows, in part due to the Company re-evaluating its forecasted results and an increase in the discount rate, which is based on the segment’s weighted average cost of capital (“WACC”). Additionally, there was a decline in the value of the market approach due to a decrease in the market multiple used based on a decline seen with selected guideline companies. The decline in expected future cash flows resulted from a reduction of forecasted volumes on a significant OE program. While we have made up the lost volume, this has resulted in a reduced margin. Further, the business continued to be negatively impacted by rising input costs with a delayed ability to recover through price increases as well as inefficiencies with transferring production to lower cost facilities.
During the second quarter of 2018, the Company’s market capitalization decreased by approximately 27.7%. Additionally, the Europe-Africa reporting unit did not perform in-line with forecasted results driven by a shift in volume to lower margin channels, continued increase in commodity costs and the failure to realize benefits from certain margin improvement initiatives. As a result, an indicator of impairment was identified during the second quarter of 2018. The Company performed an interim quantitative assessment as of June 30, 2018, utilizing a combination of the income and market approaches. The income approach was weighted 75%, while the market approach was weighted 25%. The results of the quantitative analysis performed indicated the carrying value of the reporting unit exceeded the fair value of the reporting unit by $54.6 million and, accordingly, an impairment was recorded. Key assumptions used in the analysis were a discount rate of 14.0%, a terminal growth rate of 2.5% and EBITDA margin. The primary factors leading to the decline in value from the analysis performed at March 31, 2018 were a reduction in expected future cash flows, in part due to the Company re-evaluating its forecasted results and an increase in the discount rate, which is based on the segment’s WACC. Additionally, there was a decline in the value of the market approach due to a decrease in the market multiple used based on a decline seen with selected guideline companies. The decline in expected future cash flows resulted from a reduction in forecasted revenues, particularly in the higher margin aftermarket channel. Further, the business continued to be negatively impacted by rising commodity costs with a delayed ability to recover through price increases and the benefits of transferring production to lower cost facilities have not been realized. It is expected that additional restructuring expenses will be incurred in the near-term to generate the margins expected from this business.
Based on the results of the quantitative test, we performed sensitivity analysis around the key assumptions used in the analysis, the results of which were: a) a 100 basis point decline in EBITDA margin used to determine expected future cash flows would have resulted in an additional impairment of approximately $24.0 million and b) a 50 basis point increase in the discount rate would have resulted in an additional impairment of approximately $7.0 million.
Indefinite-lived intangible asset impairment test
Due to the impairment indicators noted above, we performed an interim impairment assessment for indefinite-lived intangible assets within the Horizon Europe-Africa reportable segment, for which the gross carrying amounts totaled approximately $12.1 million as of June 30, 2018. Based on the results of the Company’s analyses it was determined that the carrying values of the Westfalia and Terwa trade names exceeded their fair values by $1.1 million and, accordingly, an impairment was recorded. Key assumptions used in the analysis were discount rates of 15.0% and royalty rates ranging from 0.5% to 1.0%. Based on the results of the quantitative test, we performed sensitivity analysis around the key assumptions used in the analysis, the results of which were: a) a 50 basis point increase in the discount rate used during our testing would have resulted in an additional impairment of approximately $0.4 million to our Westfalia and Terwa trade names, and b) a 25 basis point decrease in the royalty rates used during our testing would have resulted in an additional impairment of approximately $5.3 million to our trade names.
Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended June 30, 2018 and 2017:

	Three months ended June 30,
	2018	As a Percentage of Net Sales	2017	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Horizon Americas	$108,080	46.3%	$138,110	54.5%
Horizon Europe-Africa	90,840	38.9%	86,580	34.1%
Horizon Asia-Pacific	34,420	14.8%	28,900	11.4%
Total	$233,340	100.0%	$253,590	100.0%
Gross Profit
Horizon Americas	$26,920	24.9%	$44,870	32.5%
Horizon Europe-Africa	12,200	13.4%	15,140	17.5%
Horizon Asia-Pacific	8,450	24.5%	7,660	26.5%
Total	$47,570	20.4%	$67,670	26.7%
Selling, General and Administrative Expenses
Horizon Americas	$24,340	22.5%	$22,130	16.0%
Horizon Europe-Africa	12,200	13.4%	11,500	13.3%
Horizon Asia-Pacific	3,780	11.0%	3,380	11.7%
Corporate	15,690	N/A	6,420	N/A
Total	$56,010	24.0%	$43,430	17.1%
Operating Profit (Loss)
Horizon Americas	$2,570	2.4%	$22,750	16.5%
Horizon Europe-Africa	(55,690)	(61.3)%	3,610	4.2%
Horizon Asia-Pacific	4,670	13.6%	4,290	14.8%
Corporate	(15,690)	N/A	(6,410)	N/A
Total	$(64,140)	(27.5)%	$24,240	9.6%
Depreciation and Amortization
Horizon Americas	$2,030	1.9%	$2,750	2.0%
Horizon Europe-Africa	2,720	3.0%	1,920	2.2%
Horizon Asia-Pacific	1,210	3.5%	940	3.3%
Corporate	60	N/A	60	N/A
Total	$6,020	2.6%	$5,670	2.2%

The following table summarizes financial information for our reportable segments for the six months ended June 30, 2018 and 2017:

	Six months ended June 30,
	2018	As a Percentage of Net Sales	2017	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Horizon Americas	$204,300	45.4%	$235,940	51.6%
Horizon Europe-Africa	177,900	39.5%	165,120	36.1%
Horizon Asia-Pacific	67,950	15.1%	55,810	12.2%
Total	$450,150	100.0%	$456,870	100.0%
Gross Profit
Horizon Americas	$45,970	22.5%	$71,550	30.3%
Horizon Europe-Africa	23,630	13.3%	27,700	16.8%
Horizon Asia-Pacific	16,420	24.2%	13,810	24.7%
Total	$86,020	19.1%	$113,060	24.7%
Selling, General and Administrative Expenses
Horizon Americas	$48,500	23.7%	$43,630	18.5%
Horizon Europe-Africa	25,290	14.2%	24,430	14.8%
Horizon Asia-Pacific	7,360	10.8%	6,450	11.6%
Corporate	23,150	N/A	14,970	N/A
Total	$104,300	23.2%	$89,480	19.6%
Operating Profit (Loss)
Horizon Americas	$(2,540)	(1.2)%	$27,910	11.8%
Horizon Europe-Africa	(100,780)	(56.6)%	3,270	2.0%
Horizon Asia-Pacific	9,060	13.3%	7,360	13.2%
Corporate	(23,150)	N/A	(14,960)	N/A
Total	$(117,410)	(26.1)%	$23,580	5.2%
Depreciation and Amortization
Horizon Americas	$4,200	2.1%	$5,390	2.3%
Horizon Europe-Africa	5,600	3.1%	4,050	2.5%
Horizon Asia-Pacific	2,410	3.5%	1,900	3.4%
Corporate	170	N/A	130	N/A
Total	$12,380	2.8%	$11,470	2.5%

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017
Overall, net sales decreased approximately $20.3 million, or 8.0%, to $233.3 million in the three months ended June 30, 2018, as compared with $253.6 million in the three months ended June 30, 2017, primarily driven by a decrease in net sales in our Horizon Americas reportable segment, which was partially offset by increases in our Horizon Europe-Africa and Horizon Asia-Pacific reportable segments. The decrease in net sales in our Horizon Americas reportable segment of approximately $30.0 million was driven by challenges transitioning to a distribution facility in Kansas City. This decrease was partially offset by an increase in net sales of $4.3 million in our Horizon Europe-Africa reportable segment, driven by favorable currency exchange, and by an increase of $5.5 million in our Horizon Asia-Pacific reportable segment, attributable to a regional bolt-on acquisition completed in the third quarter of 2017.
Gross profit margin (gross profit as a percentage of net sales) approximated 20.4% and 26.7% for the three months ended June 30, 2018 and 2017, respectively. Negatively impacting gross profit margin were unfavorable input costs, including commodity prices, and higher freight costs in both our Horizon Americas and Horizon Europe-Africa reportable segments.
Operating profit margin (operating profit as a percentage of net sales) approximated (27.5)% and 9.6% in the three months ended June 30, 2018 and 2017, respectively. Operating profit decreased approximately $88.4 million to an operating loss of $64.1 million in the three months ended June 30, 2018, from an operating profit of $24.2 million in the three months ended June 30, 2017, primarily due the impairment of goodwill and intangible assets totaling approximately $55.7 million in our Horizon Europe-Africa reportable segment. In addition, lower sales levels and higher commodity and freight costs negatively impacted the Horizon Americas reportable segment. The remainder of the decline is primarily attributable to higher corporate expenses.
Interest expense increased approximately $1.0 million to $6.2 million, in the three months ended June 30, 2018, as compared to $5.2 million in the three months ended June 30, 2017, as a result of an increase in utilization of our revolving credit facilities.
Other expense, net increased approximately $5.9 million to $6.6 million in the three months ended June 30, 2018, as compared to $0.7 million in the three months ended June 30, 2017, primarily due to financing costs in connection with the pursuit of the Brink Group acquisition, which was expected to close in the second quarter of 2018; however, the parties to the acquisition agreement mutually agreed to terminate the transaction.
The effective income tax rate for the three months ended June 30, 2018 and 2017 was 12.7% and (9.0)%, respectively. The higher effective income tax rate in the three months ended June 30, 2018 is driven by a decrease in tax benefits related to the release of certain unrecognized tax positions and the impairment of goodwill related to our Horizon Europe-Africa reportable segment which does not result in the recognition of a tax benefit.
Net income decreased approximately $87.1 million to a net loss of $67.2 million in the three months ended June 30, 2018, from net income of $20.0 million in the three months ended June 30, 2017. The decrease in net income was the result of a $88.4 million decrease in operating income, driven by the impairment of goodwill and intangible assets in the second quarter of 2018.
See below for a discussion of operating results by segment.
Horizon Americas.    Net sales decreased approximately $30.0 million, or 21.7%, to $108.1 million in the three months ended June 30, 2018, as compared to $138.1 million in the three months ended June 30, 2017. Net sales decreased in all of our market channels. Our aftermarket, retail, e-commerce, and industrial channels were negatively impacted by delivery delays out of our Kansas City distribution facility due to challenges implementing processes and a warehouse management system coupled with reduced carrier capacity. Net sales decreased $13.1 million in the aftermarket channel, $7.4 million in the retail channel, $6.5 million in the e-commerce channel, and $1.0 million in the industrial channel. Further contributing to the lower net sales in the retail channel was the sale of the Broom and Brush product line during the fourth quarter of 2017. Net sales in our automotive OE channel decreased approximately $1.6 million primarily as a result of lower demand due to unplanned downtime at a significant customer. The remainder of the change is a result of unfavorable currency exchange as the Brazilian real weakened in relation to the U.S. dollar.
Horizon Americas’ gross profit decreased approximately $18.0 million to $26.9 million, or 24.9% of net sales, in the three months ended June 30, 2018, from approximately $44.9 million, or 32.5% of net sales, in the three months ended June 30, 2017, primarily due to lower sales levels. Gross profit margin was negatively impacted by $3.6 million of unfavorable input costs, including higher commodity prices in advance of pricing actions, and higher freight costs due to reduced carrier capacity and our distribution footprint project. Further contributing to a decline in gross profit margin was $1.7 million of costs related to fines and penalties due to lower fulfillment rates, $1.0 million of costs associated with closures of our Solon, Ohio and Mosinee, Wisconsin shared service and engineering facilities, and $0.4 million of outside service provider and expedited freight costs due to the paintline upgrade in our Mexico manufacturing facility completed in the fourth quarter of 2017. The remainder of the change is a result of unfavorable market channel mix as sales volumes in our higher margin aftermarket channel declined quarter-over-quarter.

Selling, general and administrative expenses increased approximately $2.2 million to $24.3 million, or 22.5% of net sales, in the three months ended June 30, 2018, as compared to $22.1 million, or 16.0% of net sales, in the three months ended June 30, 2017, primarily due to approximately $3.0 million of costs, including severance, associated with the aforementioned facility closures. Also contributing to the increase in selling, general and administrative expenses were $0.9 million of costs to realign our distribution footprint including higher people costs and rental expense and $0.7 million of costs related to other organizational restructuring efforts. Partially offsetting these increases were $1.3 million of lower incentive compensation, $0.8 million of lower amortization as certain customer relationships have become fully amortized, and $0.3 million of lower travel and entertainment expenses.
Horizon Americas’ operating profit of $2.6 million, or 2.4% of net sales, reflects a decline of $20.2 million in the three months ended June 30, 2018, as compared to an operating profit of $22.8 million, or 16.5% of net sales, in the three months ended June 30, 2017. Operating profit and operating profit margin decreased primarily due to lower sales levels and unfavorable commodity prices in advance of pricing actions, higher freight costs, and costs incurred for ongoing operational improvement projects.
Horizon Europe-Africa.    Net sales increased approximately $4.3 million, or 4.9%, to $90.8 million in the three months ended June 30, 2018, compared to $86.6 million in the three months ended June 30, 2017, primarily due to favorable currency exchange of approximately $6.1 million as the euro strengthened in relation to the U.S. dollar. Positively impacting net sales was an increase of $1.0 million in the automotive OE channel as this channel benefited from higher volume with existing customers. Net sales in the aftermarket channel decreased $3.4 million due to limited product availability as a result of our production shift to our Braşov, Romania production facility, and lower demand from our warehouse distributor customers. The remainder of the change is primarily a result of higher sales in our non-automotive businesses.
Horizon Europe-Africa’s gross profit decreased approximately $2.9 million to $12.2 million, or 13.4% of net sales, in the three months ended June 30, 2018, from approximately $15.1 million, or 17.5% of net sales, in the three months ended June 30, 2017. Gross profit margin was negatively impacted by unfavorable commodity costs in advance of pricing actions and higher freight costs. Further, approximately $0.5 million in restructuring costs, related to closures of certain manufacturing facilities in the United Kingdom and Nordic region, contributed to the decline in gross profit margin. Partially offsetting these decreases was approximately $0.7 million of favorable currency exchange.
Selling, general and administrative expenses increased approximately $0.7 million to $12.2 million, or 13.4% of net sales, in the three months ended June 30, 2018, as compared to $11.5 million, or 13.3% of net sales, in the three months ended June 30, 2017 The increase is primarily attributable to approximately $0.4 million of restructuring costs, related to the aforementioned facility closures, and approximately $0.2 million of expenses related to the terminated acquisition of the Brink Group. Further, unfavorable currency exchange of approximately $1.4 million was partially offset by $1.3 million of lower people costs driven by a decrease in incentive compensation.
Horizon Europe-Africa’s operating loss increased approximately $59.3 million to an operating loss of $55.7 million, or (61.3)% of net sales, in the three months ended June 30, 2018, as compared to an operating profit of $3.6 million, or 4.2% of net sales, in the three months ended June 30, 2017, primarily due to the impairment of goodwill and trademarks and trade names of approximately $55.7 million. The remainder of the decrease is due to unfavorable commodity costs which have not been fully recovered through pricing actions and higher freight costs.
Horizon Asia-Pacific.    Net sales increased approximately $5.5 million, or 19.1%, to $34.4 million in the three months ended June 30, 2018, compared to $28.9 million in the three months ended June 30, 2017. A regional bolt-on acquisition, completed in the third quarter of 2017, contributed $5.5 million in net sales. Additionally, an increase due to favorable currency exchange, as the Australian dollar, Thai baht, and New Zealand dollar strengthened in relation to the U.S. dollar, was offset by a small decline in sales across all of our other channels in the region.
Horizon Asia-Pacific’s gross profit increased approximately $0.8 million to $8.5 million, or 24.5% of net sales, in the three months ended June 30, 2018, from approximately $7.7 million, or 26.5% of net sales, in the three months ended June 30, 2017. The improvement in gross profit was driven by the increased sales volumes from the aforementioned acquisition. Gross profit margin was negatively impacted by higher input costs in Australia, which was partially offset by efficiencies realized in Thailand. The remainder of the change is due to favorable currency exchange.
Selling, general and administrative expenses increased approximately $0.4 million to $3.8 million, or 11.0% of net sales, in the three months ended June 30, 2018, as compared to $3.4 million, or 11.7% of net sales, in the three months ended June 30, 2017, due to the inclusion of the aforementioned acquisition in results.
Horizon Asia-Pacific’s operating profit increased approximately $0.4 million to $4.7 million, or 13.6% of net sales, in the three months ended June 30, 2018, as compared to $4.3 million, or 14.8% of net sales, in the three months ended June 30, 2017, remaining relatively flat quarter-over-quarter as increased volumes and ongoing operational improvements were partially offset by higher input costs.

Corporate Expenses.   Corporate expenses included in operating profit (loss) increased approximately $9.3 million to $15.7 million in the three months ended June 30, 2018, as compared to $6.4 million in the three months ended June 30, 2017. The increase is primarily attributed to approximately a $5.5 million break fee in connection with the termination of the Brink Group acquisition and $3.4 million of related expenses.. Further increasing corporate expenses was approximately $2.7 million of severance costs associated with the previously announced termination of the Company’s Chief Executive Officer. The remainder of the change was a result of lower incentive compensation and lower costs related to the integration of the Westfalia Group.
Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017
Overall, net sales decreased approximately $6.7 million, or 1.5%, to $450.2 million for the six months ended June 30, 2018, as compared with $456.9 million in the six months ended June 30, 2017, primarily driven by a decrease in net sales in our Horizon Americas reportable segment which was partially offset by increases in our Horizon Europe-Africa and Horizon Asia-Pacific reportable segments. The decrease in net sales in our Horizon Americas reportable segment of approximately $31.6 million was driven by challenges transitioning to a distribution facility in Kansas City. This decrease was partially offset by a net sales increase of $12.8 million in our Horizon Europe-Africa reportable segment, driven by favorable currency exchange, and by an increase of $12.1 million in our Horizon Asia-Pacific reportable segment, attributable to a regional bolt-on acquisition completed in the third quarter of 2017.
Gross profit margin (gross profit as a percentage of sales) approximated 19.1% and 24.7% for the six months ended June 30, 2018 and 2017, respectively. Negatively impacting gross profit margin were unfavorable input costs, including commodity prices, and higher freight costs in both our Horizon Americas and Horizon Europe-Africa reportable segments.
Operating profit margin (operating profit as a percentage of sales) approximated (26.1)% and 5.2% for the six months ended June 30, 2018 and 2017, respectively. Operating profit decreased approximately $141.0 million, or 597.9%, to an operating loss of $117.4 million for the six months ended June 30, 2018, compared to an operating profit of $23.6 million for the six months ended June 30, 2017, primarily due to the impairment of goodwill and intangible assets totaling approximately $99.1 million in our Horizon Europe-Africa reportable segment. In addition, lower sales levels and higher commodity and freight costs negatively impacted the Horizon Americas reportable segment. The remainder of the decline is primarily attributable to higher corporate expenses.
Interest expense increased approximately $1.0 million, to $12.1 million, for the six months ended June 30, 2018, as compared to $11.1 million for the six months ended June 30, 2017, as a result of an increase in utilization of our revolving credit facilities.
Other expense, net increased approximately $6.5 million to $7.7 million for the six months ended June 30, 2018 compared to $1.3 million for the six months ended June 30, 2017, primarily due to financing costs in connection with the pursuit of the Brink Group acquisition which was expected to close in the second quarter of 2018; however, the parties to the acquisition agreement mutually agreed to terminate the transaction.
The effective income tax rates for the six months ended June 30, 2018 and 2017 was 9.0% and (49.1)%, respectively. The higher effective income tax rate in the six months ended June 30, 2018 is driven by a decrease in tax benefits related to the release of certain unrecognized tax positions and the impairment of goodwill related to our Horizon Europe-Africa reportable segment which does not result in the recognition of a tax benefit.
Net income decreased by approximately $134.7 million, to a net loss of $124.9 million for the six months ended June 30, 2018, compared to net income of $9.8 million for the six months ended June 30, 2017. The decrease is primarily the result of a $141.0 million decrease in operating profit, driven by the impairment of goodwill and intangible assets in the first half of 2018, which was partially offset by a $4.6 million loss on the extinguishment of debt during 2017 that did not reoccur in 2018.
See below for a discussion of operating results by segment.
Horizon Americas.    Net sales decreased approximately $31.6 million, or 13.4%, to $204.3 million in the six months ended June 30, 2018, as compared to $235.9 million in the six months ended June 30, 2017. Net sales decreased in all of our market channels. Our aftermarket, retail, and e-commerce channels were negatively impacted by delivery delays out of our Kansas City distribution facility due to challenges implementing processes and a warehouse management system coupled with reduced carrier capacity. Net sales decreased $13.9 million in the aftermarket channel, $8.3 million in our retail channel, and $6.5 million in our e-commerce channel. Net sales in our automotive OE channel decreased approximately $1.7 million primarily as a result of lower demand due to unplanned downtime at a significant customer. Net sales in our industrial channel decreased $0.6 million as increased demand from trailer manufacturers was more than offset by challenges in transitioning to the Kansas City distribution facility. The remainder of the change is primarily due to unfavorable currency exchange as the Brazilian real weakened in relation to the U.S. dollar.
Horizon Americas’ gross profit decreased approximately $25.6 million to $46.0 million, or 22.5% of net sales, in the six months ended June 30, 2018, as compared to $71.6 million, or 30.3% of net sales, in the six months ended June 30, 2017. Negatively impacting gross profit margin was $8.6 million of unfavorable input costs, including higher commodity prices in advance of pricing actions, and higher freight costs due to reduced carrier capacity. Further contributing to a decline in gross profit margin was approximately $2.4 million of costs related to fines and penalties due to lower fulfillment rates and $1.0 million of costs associated with closures of our Solon, Ohio and Mosinee, Wisconsin shared serviced and engineering facilities. Gross profit margin was negatively impacted by $1.3 million of outside service provider and expedited freight costs due to the paintline upgrade in our Mexico manufacturing facility completed in the fourth quarter of 2017. The remainder of the change is primarily a result of unfavorable market channel mix and lower sales levels.
Selling, general and administrative expenses increased approximately $4.9 million to $48.5 million, or 23.7% of net sales, in the six months ended June 30, 2018, as compared to $43.6 million, or 18.5% of net sales, in the six months ended June 30, 2017, primarily due to approximately $2.3 million of costs associated with a project to optimize our distribution footprint, $3.0 million of costs, including severance, associated with the aforementioned facility closures, and $1.3 million of costs related to other organizational restructuring efforts. Partially offsetting these increases were $1.3 million of lower incentive compensation and $1.4 million of lower amortization as certain customer relationships have become fully amortized. The remainder of the increase is primarily due to higher professional fees related to manufacturing consulting services to improve manufacturing efficiencies in our Reynosa, Mexico facility.
Horizon Americas’ operating profit decreased approximately $30.5 million to an operating loss of $2.5 million, or (1.2)% of net sales, in the six months ended June 30, 2018, as compared to an operating profit of $27.9 million, or 11.8% of net sales, in the six months ended June 30, 2017. Operating profit and operating profit margin decreased primarily due to lower sales levels and unfavorable commodity prices in advance of pricing actions, higher freight costs, and costs incurred for ongoing operational improvement projects.
Horizon Europe-Africa.    Net sales increased approximately $12.8 million, or 7.7%, to $177.9 million in the six months ended June 30, 2018, as compared to $165.1 million in the six months ended June 30, 2017, primarily due to favorable currency exchange of approximately $17.4 million as the euro strengthened in relation to the U.S. dollar. Positively impacting net sales was an increase of $2.5 million in the automotive OE channel as this channel benefited from higher volume with existing customers. Net sales in the aftermarket channel decreased $6.8 million due to limited product availability as a result of our production shift to our Braşov, Romania production facility, and customer rationalization efforts. The remainder of the change is due to a small increase in e-commerce that was more than offset by lower sales in our non-automotive businesses.
Horizon Europe-Africa’s gross profit decreased approximately $4.1 million to $23.6 million, or 13.3% of net sales, in the six months ended June 30, 2018, from approximately $27.7 million, or 16.8% of net sales, in the six months ended June 30, 2017. Gross profit margin was negatively impacted by unfavorable commodity costs, in advance of pricing actions and higher freight costs. Partially offsetting these decreases was approximately $2.3 million of favorable currency exchange.
Selling, general and administrative expenses increased approximately $0.9 million to $25.3 million, or 14.2% of net sales, in the six months ended June 30, 2018, as compared to $24.4 million, or 14.8% of net sales, in the six months ended June 30, 2017. Unfavorable foreign currency exchange of approximately $3.0 million was partially offset by $1.9 million of lower people costs, driven by a decrease in incentive compensation, and lower severance and restructuring costs year-over-year.
Horizon Europe-Africa’s operating profit decreased approximately $104.1 million to an operating loss of approximately $100.8 million, or (56.6)% of net sales, in the six months ended June 30, 2018, as compared to an operating profit of $3.3 million, or 2.0% of net sales, in the six months ended June 30, 2017, primarily due to the impairment of goodwill and trademark and trade names of approximately $99.1 million. The remainder of the decrease is due to unfavorable commodity costs which have not been fully recovered through pricing actions and higher freight costs.
Horizon Asia-Pacific.   Net sales increased approximately $12.1 million, or 21.8%, to $68.0 million in the six months ended June 30, 2018, compared to $55.8 million in the six months ended June 30, 2017. A regional bolt-on acquisition contributed an increase of $10.2 million in net sales. The remainder of the increase is due to favorable currency exchange as the Australian dollar, Thai baht, and New Zealand dollar strengthened in relation to the U.S. dollar.
Horizon Asia-Pacific’s gross profit increased approximately $2.6 million to $16.4 million, or 24.2% of net sales, in the six months ended June 30, 2018, from approximately $13.8 million, or 24.7% of net sales, in the six months ended June 30, 2017. The improvement in gross profit was driven by the increased sales volume from the aforementioned acquisition. Gross profit margin was negatively impacted by higher input costs in Australia which were partially offset by the results of productivity initiatives in Thailand.
Selling, general and administrative expenses increased approximately $0.9 million to $7.4 million, or 10.8% of net sales, in the six months ended June 30, 2018, as compared to $6.5 million, or 11.6% of net sales, in the six months ended June 30, 2017, primarily due to the inclusion of the aforementioned acquisition in results, which increased selling, general and administrative expenses by approximately $0.8 million. The remainder of the change is a result of unfavorable currency exchange.

Horizon Asia-Pacific’s operating profit increased approximately $1.7 million to $9.1 million, or 13.3% of net sales, in the six months ended June 30, 2018, as compared to $7.4 million, or 13.2% of net sales, in the six months ended June 30, 2017, primarily due to increased volumes from the aforementioned acquisition.
Corporate Expenses.  Corporate expenses included in operating profit (loss) increased approximately $8.2 million to $23.2 million for the six months ended June 30, 2018, from $15.0 million for the six months ended June 30, 2017. The increase between years is primarily attributable to approximately $9.8 million of expenses related to the termination of the Brink Group acquisition, which includes a $5.5 million break fee. Further increasing corporate expenses was approximately $2.7 million of severance costs associated with the previously announced termination of the Company’s Chief Executive Officer. Partially offsetting these increases were $2.6 million of costs incurred in 2017, related to the integration of the Westfalia Group, which did not reoccur in 2018. The remainder of the change was a result of lower incentive compensation.
Liquidity and Capital Resources
Our capital and working capital requirements are funded through a combination of cash flows from operations, cash on hand and various borrowings and factoring arrangements described below, including our ABL Facility. We utilize intercompany loans and equity contributions to fund our worldwide operations. See Note 8, “Long-term Debt” included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” within this quarterly report on Form 10-Q. As of June 30, 2018 and December 31, 2017, there was $20.0 million and $23.7 million, respectively, of cash held at foreign subsidiaries. There may be country specific regulations that may restrict or result in increased costs in the repatriation of these funds.
Based on our anticipated levels of operations and the condition in our markets and industry, we believe that our cash on hand, cash flow from operations, availability under our ABL Facility and the funding provided by Term Loan will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for at least the next twelve months. However, our ability to fund our working capital needs, debt payments and other obligations, and to comply with financial covenants, including borrowing base limitations under our ABL Facility, depends on our future operating performance and cash flow and many factors outside of our control, including the costs of raw materials, the state of the automotive accessories market and financial and economic conditions and other factors. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.
Cash Flows - Operating Activities
Net cash used for operating activities was approximately $35.4 million during six months ended June 30, 2018 compared to a use of approximately $14.6 million during the six months ended June 30, 2017. During the six months ended June 30, 2018, the Company used $9.5 million in cash flows, based on the reported net loss of $124.9 million and after considering the effects of non-cash items related to losses on dispositions of property and equipment, depreciation, amortization, goodwill impairment, stock compensation, changes in deferred income taxes, amortization of original issue discount and debt issuance costs, and other, net. During the six months ended June 30, 2017, the Company generated $31.9 million based on the reported net income of $9.8 million and after considering the effects of similar non-cash items plus the loss on extinguishment of debt.
Changes in operating assets and liabilities used approximately $25.8 million and $46.4 million of cash during the six months ended June 30, 2018 and 2017, respectively. Increases in accounts receivable resulted in a use of cash of $40.5 million and $40.4 million during the six months ended June 30, 2018 and 2017, respectively. The use of cash in both periods was the result of higher sales activity during the second quarter compared to the fourth quarter due to seasonality of our businesses. Additionally, in 2018 there was an increase in the tax benefit receivable of approximately $8.6 million as a result of domestic losses.
Changes in inventory resulted in a source of cash of approximately $0.5 million during the six months ended June 30, 2018 and a use of cash of approximately $5.6 million during the six months ended June 30, 2017. The decrease in inventory during the six months ended June 30, 2018 is due to the seasonality of our business. The increase in inventory levels in the six months ended June 30, 2017 was due to efforts to maintain higher stock levels of our highest volume products on hand in our Horizon Americas segment.
Changes in accounts payable and accrued liabilities resulted in a source of cash of approximately $12.6 million during the six months ended June 30, 2018 and a use of cash of $1.5 million during the six months ended June 30, 2017. The increase in accounts payable and accrued liabilities during the six months ended June 30, 2018 is primarily related to the timing of purchases within the quarter. The use of cash for the six months ended June 30, 2017 is primarily related to the timing of payments made to suppliers, mix of vendors and related terms, as well as decreases in certain compensation accruals primarily related to bonus payments.
Cash Flows - Investing Activities
Net cash used for investing activities during the six months ended June 30, 2018 and 2017 was approximately $7.7 million and $12.4 million, respectively. During the six months ended June 30, 2018, we invested approximately $7.8 million in capital expenditures, as we have continued our investment in growth, capacity and productivity-related capital projects. During the six months ended June 30, 2017, we incurred approximately $13.3 million in capital expenditures. The increased capital expenditures in 2017 were a result of increased capital activity in the newly acquired Westfalia Group.
Cash Flows - Financing Activities
Net cash provided by financing activities was approximately $42.4 million and $15.1 million during the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018, net borrowings from our ABL Facility totaled $52.6 million, while we used cash of $6.0 million for repayments on our credit facilities and $3.9 million for repayments on our Term B Loan. During the first six months of 2017, we received proceeds of $121.0 million from the issuance of our Convertible Notes, net of issuance costs; proceeds of $79.9 million from the issuance of common stock, net of offering costs; proceeds of $20.9 million from the issuance of Warrants, net of issuance costs; and net borrowings from our ABL Facility totaled $20.0 million. Also during the first half of 2017, we used cash of approximately $185.8 million for repayments on our Term B Loan, as well as $29.7 million for the payments on Convertible Note Hedges, net of issuance costs.
Factoring Arrangements
We have factoring arrangements with financial institutions to sell certain accounts receivable under non-recourse agreements. Total receivables sold under the factoring arrangements were approximately $135.9 million and $123.2 million as of June 30, 2018 and 2017, respectively. We utilize factoring arrangements as part of our financing for working capital. The costs of participating in these arrangements are immaterial to our results.
Our Debt and Other Commitments
We and certain of our subsidiaries are party to the ABL Facility, an asset-based revolving credit facility, that provides for $99.0 million of funding on a revolving basis, subject to borrowing base availability. The ABL Facility matures in June 2020 and bears interest on outstanding balances at variable rates as outlined in the agreement. On June 30, 2015, we entered into a term loan agreement (the “Original Term B Loan”) under which we borrowed an aggregate amount of $200 million. On September 19, 2016, we entered into the First Amendment to the Original Term B Loan (the “Term Loan Amendment”) which provided for incremental commitments in an aggregate principal amount of $152.0 million (the “Incremental Term Loans”). On March 31, 2017, we entered into the Third Amendment to the Original Term B Loan (the “Replacement Term Loan”), which amended the Term B Loan to provide for a new term loan commitment. On July 31, 2018, the Company entered into the Fourth Amendment to the Term B Loan (the “2018 Incremental Term Loan”). The 2018 Incremental Term Loan provided for additional borrowings of $50.0 million that were used to pay outstanding balances under the ABL Loan Agreement, pay fees and expenses in connection with the amendment and for general corporate purposes. Borrowings under the 2018 Incremental Term Loan bear interest, at the Company’s election, at either (i) the Base Rate plus 5.0% per annum, or (ii) LIBOR, with a 1% floor, plus 6.0% per annum. Principal payments required under the 2018 Incremental Term Loan are $2.6 million due each calendar quarter beginning September 2018.
Refer to Note 8, “Long-term Debt,” in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this quarterly report on Form 10-Q for additional information.
As of June 30, 2018, approximately $62.6 million was outstanding on the ABL Facility bearing interest at a weighted average rate of 3.9% and $145.7 million was outstanding on the Term B Loan bearing interest at 6.6%. The Company had $26.8 million in availability under the ABL Facility as of June 30, 2018.
The agreements governing the ABL Facility and Term B Loan contain various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including restrictions on incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The ABL Facility does not include any financial maintenance covenants other than a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing twelve-month basis, which will be tested only upon the occurrence of an event of default or certain other conditions as specified in the agreement. The Term B Loan contains customary negative covenants, and also contains a financial maintenance covenant which requires the Company to maintain a net leverage ratio not exceeding 7.00 to 1.00 through the fiscal quarter ending December 31, 2018, 6.50 to 1.00 through the fiscal quarter ending March 31, 2019; 5.00 to 1.00 through the fiscal quarter ended June 30, 2019; 4.75 to 1.00 through the fiscal quarter ended September 30, 2019; and thereafter, 4.50 to 1.00. At June 30, 2018, the Company was in compliance with its financial covenants in the Term B Loan.
On July 3, 2017, our Australia subsidiary entered into a new agreement to provide for revolving borrowings up to an aggregate amount of $30.3 million. The agreement includes two sub-facilities: (i) Facility A has a borrowing capacity of $19.2 million, matures on July 3, 2020, and is subject to interest at Bank Bill Swap Bid Rate plus a margin determined based on the most recent net leverage ratio; (ii) Facility B has a borrowing capacity of $11.1 million, matures on July 3, 2018 and is subject to interest at Bank Bill Swap Bid Rate plus 0.9% per annum. Borrowings under this arrangement are subject to financial and reporting covenants. Financial covenants include maintaining a net leverage ratio not exceeding 2.50 to 1.00 during the period commencing on the date of the agreement and ending on the first anniversary of the date of the agreement; and 2.00 to 1.00 thereafter; working capital coverage ratio (working capital over total debt) greater than 1.75 to 1.00 and a gearing ratio (senior debt to senior debt plus equity) not exceeding 50%. As of June 30, 2018 we were in compliance with all covenants.
We are subject to variable interest rates on our Term B Loan and ABL Facility. At June 30, 2018, one-Month LIBOR and three-Month LIBOR approximated 2.09% and 2.34%, respectively.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases and annual rent expense related thereto approximated $20.0 million for the year ended December 31, 2017. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.

The following is a reconciliation of net loss attributable to Horizon Global, as reported, which is a U.S. GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our credit agreement, for the twelve months ended June 30, 2018. We present Consolidated Bank EBITDA to show our performance under our financial covenants.

		Less:	Add:
	Year Ended December 31, 2017	Six Months Ended June 30, 2017	Six Months Ended June 30, 2018	Twelve Months Ended June 30, 2018
	(dollars in thousands)
Net loss attributable to Horizon Global	$(3,550)	$10,400	$(124,440)	$(138,390)
Bank stipulated adjustments:
Interest expense, net (as defined)	22,410	11,110	17,270	28,570
Income tax (benefit) expense	9,750	(3,230)	(12,360)	620
Depreciation and amortization	25,340	11,470	12,380	26,250
Extraordinary charges	2,520	—	13,740	16,260
Non-cash compensation expense(a)	3,630	1,830	1,210	3,010
Other non-cash expenses or losses	2,180	480	99,620	101,320
Pro forma EBITDA of permitted acquisition	840	840	—	—
Interest-equivalent costs associated with any Specified Vendor Receivables Financing	1,490	620	810	1,680
Debt extinguishment costs	4,640	4,640	—	—
Items limited to a % of consolidated EBITDA(b):
Non-recurring expenses (c)	2,440	—	6,240	8,680
Acquisition integration costs (d)	11,210	5,580	3,140	8,770
Synergies related to permitted acquisition (e)	1,480	1,480	—	—
Consolidated Bank EBITDA, as defined	$84,380	$45,220	$17,610	$56,770

	June 30, 2018
	(dollars in thousands)
Total Consolidated Indebtedness, as defined	$323,256
Consolidated Bank EBITDA, as defined	56,770
Actual leverage ratio	5.69	x
Covenant requirement	7.00	x
______________________

(a)	Non-cash compensation expenses resulting from the grant of restricted units of common stock and common stock options.

(b)
Under the Fourth Amendment, the EBITDA limitation for nonrecurring expenses or costs was increased from 25% of Consolidated EBITDA for the period to 45% of Consolidated EBITDA for the period; provided further that such percentage shall be (i) 35% of Consolidated EBITDA on September 30, 2019 and (ii) 25% of Consolidated EBITDA on December 31, 2018 and thereafter. As such, the amounts added to Consolidated Net Income pursuant to items b-d shall not exceed 45% of Consolidated EBITDA, excluding these items, for such period.

(c)
Under the Amended Term Loan Agreement, cost and expenses related to cost savings projects, including restructuring and severance expenses, are not to exceed $5 million in any fiscal year and $20 million in aggregate, commencing on or after January 1, 2015. The Fourth Amendment has raised the annual cap to $7.5 million in any fiscal year and $25 million in aggregate.

(d)
Under the 2018 Term Loan Agreement, costs and expenses related to the integration of the Westfalia Group acquisition are not to exceed $10 million in any fiscal year and $30 million in aggregate, or other permitted acquisitions are not to exceed $7.5 million in any fiscal year and $20 million in aggregate.

(e)
Under the 2018 Term Loan Agreement, the add back for the amount of reasonably identifiable and factually supportable “run rate” cost savings, operating expense reductions, and other synergies cannot exceed $12.5 million for the Westfalia Group acquisition.

Refer to Note 8, “Long-term Debt,” in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this quarterly report on Form 10-Q for additional information.

Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor’s and Moody’s. On June 20, 2018, Moody’s issued a rating of B2 for our $160 million senior secured term loan and a rating of B3 for our corporate family rating. Moody’s also assigned the Company a negative outlook. On July 17, 2018, Standard & Poor’s issued a rating of CCC for our $160 million senior secured term loan, a rating of CCC for our corporate credit rating and a rating of CCC- for our Convertible Notes. Standard & Poor’s also assigned the Company a developing outlook. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
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
We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of June 30, 2018, we were party to forward contracts and cross currency swaps, to hedge changes in foreign currency exchange rates, with notional amounts of approximately $26.1 million and $116.8 million, respectively. See Note 9, “Derivative Instruments,” included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” within this quarterly report on Form 10-Q.
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
In 2017, we began experiencing performance issues including: manufacturing inefficiencies in our Reynosa, Mexico manufacturing facility, as well as startup inefficiencies in both our new Kansas City distribution facility in the Americas segment and our Romanian manufacturing facility in the Europe-Africa segment. In response to these challenges, we made organizational changes, enlisted the assistance of manufacturing consultants, and identified additional cost reduction projects, including the closure of two non-manufacturing facilities in our Americas segment. We are focused on executing the targeted action plan we have publicly communicated, with many of the projects identified in the Americas nearing completion. While we expect the new leadership in Europe-Africa to enhance the focus on operational improvements, progress is expected to take longer to realize in this segment. In the short-term, the costs associated with executing these initiatives, including severance, unrecoverable lease obligations, and professional service fees, may affect our results and cash flows.
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
During the first quarter of 2018, the Company adopted the provisions of Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers (Topic 606)”. Refer to Note 2, “New Accounting Pronouncements” and Note 3, “Revenues” in Part I, Item 1, “Notes to the Condensed Consolidated Financial Statements,” included within this quarterly report on Form 10-Q, related to the impact of the adoption on the Company’s financial statements and accounting policies.
Except for accounting policies related to our adoption of ASC 606 in 2018, there were no material changes to the items that we disclosed as our critical accounting policies in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
We conduct business in various locations throughout the world and are subject to market risk due to changes in the value of foreign currencies. The functional currencies of our foreign subsidiaries are primarily the local currency in the country of domicile. We manage these operating activities at the local level and revenues and costs are generally denominated in local currencies; however, results of operations and assets and liabilities reported in U.S. dollars will fluctuate with changes in exchange rates between the local currencies and the U.S. dollar. A 10% change in average exchange rates versus the U.S. dollar would have resulted in an approximate $25.0 million and $22.6 million change to our net sales for the six months ended June 30, 2018 and 2017, respectively.
We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding balances under our Term B Loan, at the Company’s election, bear interest at variable rates based on a margin over defined LIBOR. Based on the amount outstanding on the Term B Loan as of June 30, 2018 and 2017, a 100 basis point change in LIBOR would result in an approximate $1.5 million increase, respectively, to our annual interest expense.
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
Item 4.    Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Evaluation of disclosure controls and procedures
As of June 30, 2018, an evaluation was carried out by management, with the participation of the Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company’s disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
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
There were no other changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s purchases of its shares of common stock during the second quarter of 2018 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)
April 1 - 30, 2018	—		—	813,494
May 1 - 31, 2018	—		—	813,494
June 1 - 30, 2018	—		—	813,494
Total	—		—
__________________________
(a) The Company has a share repurchase program that was announced in May 2017 to purchase up to 1.5 million shares of the Company’s common stock. At the end of the second quarter of 2018, 813,494 shares of common stock remains to be purchased under this program. The share repurchase program expires on May 5, 2020.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits.
Exhibits Index:

3.1	Amended and Restated Certificate of Incorporation of Horizon Global Corporation, as amended.
3.2(a)	Amended and Restated By-laws of Horizon Global Corporation.
10.1	Form of Restricted Stock Units Agreement - Board of Directors Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.2	Separation Agreement between Horizon Global Corporation and A. Mark Zeffiro dated June 29, 2018.
10.3
Fourth Amendment to Credit Agreement, dated as of July 31, 2018, to the Term Loan Credit Agreement, dated as of June 30, 2015, by and among Horizon Global Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.4
Third Amendment to Amended and Restated Loan Agreement, dated as of July 31, 2018, to the Amended and Restated Loan Agreement, dated as of December 22, 2015, by and among Horizon Global Corporation, Horizon Global Americas Inc., Cequent UK Limited, Cequent Towing Products of Canada Ltd., the other parties thereto, the lenders party thereto and Bank of America, N.A., as administrative agent.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Incorporated by reference to the Exhibit filed with our Current Report on Form 8-K filed on March 12, 2018 (File No. 001-37427).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON GLOBAL CORPORATION (Registrant)

/s/ DAVID G. RICE

Date:	August 7, 2018	By:	David G. Rice Chief Financial Officer