Form 10-Q
period 2018-09-30
Horizon Global Corp
filed 2018-11-08
CIK 1637655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2018
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of November 3, 2018, the number of outstanding shares of the Registrant’s common stock, par value $0.01 per share, was 25,112,239 shares.

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

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,310	$29,570
Receivables, net of reserves of approximately $4.5 million and $3.1 million at September 30, 2018 and December 31, 2017, respectively	122,250	91,770
Inventories	161,110	171,500
Prepaid expenses and other current assets	11,930	10,950
Total current assets	322,600	303,790
Property and equipment, net	105,370	113,020
Goodwill	10,410	138,190
Other intangibles, net	81,930	90,230
Deferred income taxes	6,900	4,290
Other assets	9,170	11,510
Total assets	$536,380	$661,030
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$12,530	$16,710
Accounts payable	109,390	138,730
Accrued liabilities	57,430	53,070
Total current liabilities	179,350	208,510
Long-term debt	342,260	258,880
Deferred income taxes	13,600	14,870
Other long-term liabilities	19,000	38,370
Total liabilities	554,210	520,630
Commitments and contingent liabilities	—	—
Shareholders' equity:
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; 25,798,745 shares issued and 25,112,239 outstanding at September 30, 2018, respectively, and 25,625,571 shares issued and 24,939,065 outstanding at December 31, 2017, respectively	250	250
Paid-in capital	160,960	159,830
Treasury stock, at cost: 686,506 shares at September 30, 2018 and December 31, 2017	(10,000)	(10,000)
Accumulated deficit	(175,960)	(18,760)
Accumulated other comprehensive income	9,200	10,570
Total Horizon Global shareholders' equity	(15,550)	141,890
Noncontrolling interest	(2,280)	(1,490)
Total shareholders' equity	(17,830)	140,400
Total liabilities and shareholders' equity	$536,380	$661,030
The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(unaudited—dollars in thousands, except for per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net sales	$227,840	$240,120	$677,990	$696,990
Cost of sales	(184,220)	(181,700)	(548,350)	(525,510)
Gross profit	43,620	58,420	129,640	171,480
Selling, general and administrative expenses	(40,920)	(45,130)	(145,220)	(134,610)
Impairment	(26,640)	—	(125,770)	—
Operating profit (loss)	(23,940)	13,290	(141,350)	36,870
Other expense, net:
Interest expense	(7,650)	(5,540)	(19,790)	(16,650)
Loss on extinguishment of debt	—	—	—	(4,640)
Other expense, net	(1,510)	(1,310)	(9,240)	(2,560)
Other expense, net	(9,160)	(6,850)	(29,030)	(23,850)
Income (loss) before income tax benefit	(33,100)	6,440	(170,380)	13,020
Income tax benefit	100	120	12,460	3,350
Net income (loss)	(33,000)	6,560	(157,920)	16,370
Less: Net loss attributable to noncontrolling interest	(240)	(330)	(720)	(920)
Net income (loss) attributable to Horizon Global	$(32,760)	$6,890	$(157,200)	$17,290
Net income (loss) per share attributable to Horizon Global:
Basic	$(1.31)	$0.28	$(6.28)	$0.70
Diluted	$(1.31)	$0.27	$(6.28)	$0.69
Weighted average common shares outstanding:
Basic	25,101,847	24,948,410	25,028,072	24,728,643
Diluted	25,101,847	25,379,252	25,028,072	25,154,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited—dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(33,000)	$6,560	$(157,920)	$16,370
Other comprehensive income (loss), net of tax:
Foreign currency translation	(680)	2,020	(4,400)	15,520
Derivative instruments (Note 9)	640	(1,080)	2,960	170
Total other comprehensive income (loss)	(40)	940	(1,440)	15,690
Total comprehensive income (loss)	(33,040)	7,500	(159,360)	32,060
Less: Comprehensive loss attributable to noncontrolling interest	(240)	(320)	(790)	(900)
Comprehensive income (loss) attributable to Horizon Global	$(32,800)	$7,820	$(158,570)	$32,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited—dollars in thousands)

	Nine months ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$(157,920)	$16,370
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Net loss on dispositions of property and equipment	490	330
Depreciation	12,540	10,280
Amortization of intangible assets	6,170	7,660
Impairment of goodwill and intangible assets	125,770	—
Amortization of original issuance discount and debt issuance costs	6,050	5,090
Deferred income taxes	(3,370)	840
Loss on extinguishment of debt	—	4,640
Non-cash compensation expense	1,430	2,760
Amortization of purchase accounting inventory step-up	—	420
Increase in receivables	(35,120)	(28,360)
(Increase) decrease in inventories	5,980	(7,920)
Decrease in prepaid expenses and other assets	1,410	3,490
Increase (decrease) in accounts payable and accrued liabilities	(30,060)	(17,440)
Other, net	590	(480)
Net cash used for operating activities	(66,040)	(2,320)
Cash Flows from Investing Activities:
Capital expenditures	(10,820)	(20,270)
Acquisition of businesses, net of cash acquired	—	(19,800)
Net proceeds from disposition of property and equipment	160	1,080
Net cash used for investing activities	(10,660)	(38,990)
Cash Flows from Financing Activities:
Proceeds from borrowings on credit facilities	12,550	36,970
Repayments of borrowings on credit facilities	(14,390)	(41,630)
Proceeds from Term B Loan, net of issuance costs	45,430	—
Repayments of borrowings on Term B Loan, inclusive of transaction costs	(6,490)	(187,820)
Proceeds from ABL Revolving Debt	72,430	114,500
Repayments of borrowings on ABL Revolving Debt	(34,830)	(94,500)
Proceeds from issuance of common stock, net of offering costs	—	79,920
Repurchase of common stock	—	(10,000)
Proceeds from issuance of Convertible Notes, net of issuance costs	—	121,130
Proceeds from issuance of Warrants, net of issuance costs	—	20,930
Payments on Convertible Note Hedges, inclusive of issuance costs	—	(29,680)
Other, net	(300)	(240)
Net cash provided by financing activities	74,400	9,580
Effect of exchange rate changes on cash	40	1,960
Cash and Cash Equivalents:
Decrease for the period	(2,260)	(29,770)
At beginning of period	29,570	50,240
At end of period	$27,310	$20,470
Supplemental disclosure of cash flow information:
Cash paid for interest	$13,520	$10,090
Cash paid for taxes	$4,340	$6,110
The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Nine Months Ended September 30, 2018
(unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Horizon Global Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
Balance at December 31, 2017, as reported	$250	$159,490	$(10,000)	$(17,860)	$10,010	$141,890	$(1,490)	$140,400
Impact of ASU 2018-02	—	340	—	(900)	560	—	—	—
Balance at December 31, 2017, as restated	250	159,830	(10,000)	(18,760)	10,570	141,890	(1,490)	140,400
Net loss	—	—	—	(57,510)	—	(57,510)	(250)	(57,760)
Other comprehensive income, net of tax	—	—	—	—	4,680	4,680	10	4,690
Shares surrendered upon vesting of employees' share based payment awards to cover tax obligations	—	(200)	—	—	—	(200)	—	(200)
Non-cash compensation expense	—	720	—	—	—	720	—	720
Balance at March 31, 2018	250	160,350	(10,000)	(76,270)	15,250	89,580	(1,730)	87,850
Net loss	—	—	—	(66,930)	—	(66,930)	(230)	(67,160)
Other comprehensive loss, net of tax	—	—	—	—	(6,010)	(6,010)	(80)	(6,090)
Shares surrendered upon vesting of employees' share based payment awards to cover tax obligations	—	(10)	—	—	—	(10)	—	(10)
Non-cash compensation expense	—	490	—	—	—	490	—	490
Balance at June 30, 2018	250	160,830	(10,000)	(143,200)	9,240	17,120	(2,040)	15,080
Net loss	—	—	—	(32,760)	—	(32,760)	(240)	(33,000)
Other comprehensive loss, net of tax	—	—	—	—	(40)	(40)		(40)
Shares surrendered upon vesting of employees' share based payment awards to cover tax obligations	—	(90)	—	—	—	(90)	—	(90)
Non-cash compensation expense	—	220	—	—	—	220	—	220
Balance at September 30, 2018	$250	$160,960	$(10,000)	$(175,960)	$9,200	$(15,550)	$(2,280)	$(17,830)

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
In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “2017 Tax Act”). ASU 2018-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. It must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate from the 2017 Tax Act is recognized. The Company adopted the standard in the third quarter of 2018 and the impact of the adoption of ASU 2018-02 is approximately a $0.9 million increase to accumulated deficit, a $0.3 million decrease to paid-in capital, and a $0.6 million decrease to accumulated other comprehensive income.
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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Business” (“ASU 2017-01”). ASU 2017-01 provides clarification on the definition of a business and adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods within those annual periods, and should be applied on a prospective basis. As of January 1, 2018, ASU 2017-01 became effective for the Company for any new acquisitions (or disposals), and there was no impact on the condensed consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which supersedes the leases requirements in “Leases (Topic 840).” The objective of this update is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The FASB has subsequently issued an additional ASU that provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments also provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the revenue guidance (Topic 606) and certain criteria are met. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The Company is in the process of assessing the impact of the adoption of ASU 2016-02 on the condensed consolidated financial statements. The Company expects the impact to the condensed consolidated balance sheet to be significant. The Company plans to elect the practical expedients upon transition that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. Horizon will not reassess whether any contracts entered into prior to adoption are leases. The Company has formed a cross-functional implementation team and is in the process of cataloging its existing lease contracts and evaluating changes to its systems to implement the new guidance.
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

3. Revenues
Revenue Recognition
The following tables present the Company’s net sales disaggregated by major sales channel for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018
	Horizon Americas	Horizon Europe-Africa	Horizon Asia-Pacific	Total
	(dollars in thousands)
Net Sales
Automotive OEM	$20,320	$40,650	$5,740	$66,710
Automotive OES	1,700	12,600	15,190	29,490
Aftermarket	38,470	19,980	6,170	64,620
Retail	29,600	—	2,860	32,460
Industrial	11,160	—	3,850	15,010
E-commerce	13,750	1,290	—	15,040
Other	510	4,000	—	4,510
Total	$115,510	$78,520	$33,810	$227,840

	Nine Months Ended September 30, 2018
	Horizon Americas	Horizon Europe-Africa	Horizon Asia-Pacific	Total
	(dollars in thousands)
Net Sales
Automotive OEM	$60,320	$134,930	$18,250	$213,500
Automotive OES	4,230	39,980	45,170	89,380
Aftermarket	96,700	65,180	19,210	181,090
Retail	96,330	—	8,050	104,380
Industrial	31,680	—	11,080	42,760
E-commerce	29,340	3,880	—	33,220
Other	1,210	12,450	—	13,660
Total	$319,810	$256,420	$101,760	$677,990
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
For certain sales arrangements within the automotive OEM and automotive OES sales channels, the Company deems control to transfer over time, and recognizes revenue as products are manufactured, when the terms of the arrangement include both a right

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

to payment and contractual restrictions against the alternative use of its products. For revenue recognized over time, the Company estimates the amount of revenue earned at a given point during the production cycle based on certain costs factors such as raw materials and labor, incurred to date, plus a reasonable profit. The Company believes this method, which is the cost-to-cost input method, best estimates the revenue recognizable for these arrangement. At September 30, 2018, the aggregate amount of the transaction prices allocated to remaining performance obligations was not material, and the Company will recognize this revenue as the manufacturing of the products is completed, which is expected to occur over the next 12 months.
Provisions for customer volume rebates, product returns, discounts and allowances are variable consideration and are recorded as a reduction of revenue in the same period the related sales are recorded. Such provisions are calculated using historical averages adjusted for any expected changes due to current business conditions. Consideration given to customers for cooperative advertising is recognized as a reduction of revenue as there is no distinct good or service received in return for the advertising. The Company uses the most likely amount method to estimate variable consideration. Adjustments to estimates of variable consideration for previously recognized revenue were insignificant during the three and nine months ended September 30, 2018.
Contract Balances
The timing of revenue recognition, billings and cash collections and payments results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenues (contract liabilities).
Revenue recognized over time gives rise to contract assets, which represent revenue recognized but unbilled. The Company’s sales arrangements satisfied over time create contract assets when revenue is recognized as the products are manufactured, as payment is not contractually required until the products have shipped. Contract assets in these arrangements are reclassified to accounts receivable upon shipment. At September 30, 2018, total opening and closing balances of contract assets were not material.
Contract liabilities are comprised of customer payments received or due in advance of the Company’s performance. At September 30, 2018, total opening and closing balances of deferred revenue were not material. The Company recognizes deferred revenue as net sales after the Company has transferred control of the products to the customer and all revenue recognition criteria is met. For the three and nine months ended September 30, 2018, the total amount of revenue recognized from revenue deferred in prior periods was not material.
Additionally, the Company monitors the aging of uncollected billings and adjusts its accounts receivable allowance on a quarterly basis, as necessary, based upon its evaluation of the probability of collection. The adjustments made by the Company due to the write-off of uncollectible amounts have been immaterial for all periods presented. At September 30, 2018 and December 31, 2017, the Company’s accounts receivable, net of reserves were $122.3 million and $91.8 million, respectively.
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
4. Facility Closures
Solon, Ohio and Mosinee, Wisconsin

In the first quarter of 2018, the Company announced plans to close its facility in Solon, Ohio along with an engineering center in Mosinee, Wisconsin. The activities at these locations have been consolidated and moved to the headquarters of the Horizon Americas segment, located in Plymouth, Michigan. As of September 30, 2018, the Company vacated the Solon, Ohio and Mosinee, Wisconsin facilities. The Company is party to lease agreements for these facilities for which it has non-cancellable future rental obligations. The Company exited the facilities during the third quarter of 2018, and recorded a liability of approximately $1.5 million within accrued liabilities and other long-term liabilities in the Company’s condensed consolidated balance sheets as of September 30, 2018. The lease agreements expire in 2019 and 2022, respectively.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

During the second quarter of 2018, the Company finalized workforce consolidation plans related to the facility closures. There were no severance and other employee-related costs incurred in the three months ended September 30, 2018 and approximately $3.4 million of severance and other employee-related costs in the nine months ended September 30, 2018.
5. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended September 30, 2018 are summarized as follows:

	Horizon Americas	Horizon Europe-Africa	Horizon Asia-Pacific	Total
	(dollars in thousands)
Balance at December 31, 2017
Goodwill	$5,280	$126,160	$6,750	$138,190
Accumulated impairment losses	—	—	—	—
Net beginning balance	5,280	126,160	6,750	138,190
Impairment	—	(124,660)	—	(124,660)
Foreign currency translation and other	(970)	(1,500)	(650)	(3,120)
Balance at September 30, 2018	$4,310	$—	$6,100	$10,410
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
Due to the impairment indicators noted above, the Company also performed an interim impairment assessment of indefinite-lived intangible assets in the first quarter of 2018 in the Horizon Europe-Africa reportable segment. Based on the results of our analyses, there were certain trade names where the estimated fair values approximated the carrying values. Key assumptions used in the analysis were discount rates of 13.5% to 16.0% and royalty rates ranging from 0.5% to 1.0%.
During the second quarter of 2018, the Company continued to experience a decline in market capitalization. Additionally, the Europe-Africa reporting unit did not perform in-line with forecasted results driven by an unfavorable shift in volume to lower margin channels as well as increased commodity costs, which negatively impacted margins. Further, the expected benefits of shifting production to lower cost manufacturing sites have not been realized. As a result, an indicator of impairment was identified during the second quarter of 2018. The Company performed an interim quantitative assessment as of June 30, 2018, utilizing a combination of the income and market approaches. The income approach was weighted 75%, while the market approach was weighted 25%. The results of the quantitative analysis performed indicated the carrying value of the reporting unit exceeded the fair value of the reporting unit by $54.6 million and, accordingly, an impairment was recorded. Key assumptions used in the analysis were a discount rate of 14.0%, a terminal growth rate of 2.5% and EBITDA margin.
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
During the third quarter of 2018, the Europe-Africa reporting unit continued to underperform in relation to forecasted results driven by increased commodity costs and the failure to realize benefits from previously implemented synergy plans. The Company performed an interim quantitative assessment as of August 31, 2018, utilizing a combination of the income and market approaches. The income approach was weighted 75%, while the market approach was weighted 25%. The results of the quantitative analysis performed indicated the carrying value of the reporting unit exceeded fair value and, accordingly, an impairment of $26.6 million was recorded. Key assumptions used in the analysis were a discount rate of 13.5%, a terminal growth rate of 2.5% and EBITDA margin.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Due to impairment indicators noted above, the Company performed an interim impairment assessment for indefinite-lived intangible assets within the Europe-Africa reportable segment as of August 31, 2018, for which the gross carrying amounts totaled approximately $10.9 million as of September 30, 2018. Based on the results of the Company’s analyses, the carrying value of the trademarks approximated fair value. Key assumptions used in the analysis were discount rates of 14.5%, and royalty rates ranging from 0.5% to 1.0%.
The gross carrying amounts and accumulated amortization of the Company’s other intangibles as of September 30, 2018 and December 31, 2017 are summarized below. The Company amortizes these assets over periods ranging from two to 20 years.

	September 30, 2018		December 31, 2017
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships, 2 – 20 years	$178,240	$(126,170)	$180,850	$(121,750)
Technology and other, 3 – 15 years	21,200	(15,930)	19,950	(15,260)
Trademark/Trade names, 1 - 8 years	730	(230)	730	(190)
Total finite-lived intangible assets	200,170	(142,330)	201,530	(137,200)
Trademark/Trade names, indefinite-lived	24,090	—	25,900	—
Total other intangible assets	$224,260	$(142,330)	$227,430	$(137,200)
Amortization expense related to intangible assets as included in the accompanying condensed consolidated statements of income (loss) is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Technology and other, included in cost of sales	$430	$210	$990	$570
Customer relationships & Trademark/Trade names, included in selling, general and administrative expenses	1,600	2,490	5,180	7,090
Total amortization expense	$2,030	$2,700	$6,170	$7,660
6. Inventories
Inventories consist of the following components:

	September 30, 2018	December 31, 2017
	(dollars in thousands)
Finished goods	$93,160	$105,070
Work in process	18,770	16,590
Raw materials	49,180	49,840
Total inventories	$161,110	$171,500

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

7. Property and Equipment, Net
Property and equipment consists of the following components:

	September 30, 2018	December 31, 2017
	(dollars in thousands)
Land and land improvements	$460	$480
Buildings	23,730	23,370
Machinery and equipment	163,470	162,830
	187,660	186,680
Less: Accumulated depreciation	82,290	73,660
Property and equipment, net	$105,370	$113,020
As discussed in See Note 5, “Goodwill and other intangible assets,” the Company identified indicators of impairment in its Horizon Europe-Africa reporting unit. As a result, the Company performed an impairment test for long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment”, as of August 31, 2018. The test did not result in an impairment of long-lived assets. There were no indicators of impairment identified in the Horizon Americas or Horizon Asia-Pacific reporting units.
Depreciation expense included in the accompanying condensed consolidated statements of income (loss) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Depreciation expense, included in cost of sales	$3,960	$3,440	$11,560	$9,330
Depreciation expense, included in selling, general and administrative expense	340	330	980	950
Total depreciation expense	$4,300	$3,770	$12,540	$10,280
8. Long-term Debt
The Company’s long-term debt consists of the following:

	September 30, 2018	December 31, 2017
	(dollars in thousands)
ABL Facility	$47,600	$10,000
Term B Loan	193,130	149,620
Convertible Notes	125,000	125,000
Bank facilities, capital leases and other long-term debt	22,790	25,780
	388,520	310,400
Less:
Unamortized debt issuance costs and original issuance discount on Term B Loan	8,110	4,940
Unamortized debt issuance costs and discount on the Convertible Notes	25,620	29,870
Current maturities, long-term debt	12,530	16,710
Long-term debt	$342,260	$258,880

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Convertible Notes
On February 1, 2017, the Company completed a public offering of 2.75% Convertible Senior Notes (the “Convertible Notes”) in an aggregate principal amount of $125.0 million. Interest is payable on January 1 and July 1 of each year, beginning on July 1, 2017. The Convertible Notes are convertible into 5,005,000 shares of the Company’s common stock, based on an initial conversion price of $24.98 per share. The Convertible Notes will mature on July 1, 2022 unless earlier converted.
The Convertible Notes are convertible at the option of the holder (i) during any calendar quarter beginning after March 31, 2017, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of such period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (iii) upon the occurrence of specified corporate events; and (iv) on or after January 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date. During the third quarter of 2018, no conditions allowing holders of the Convertible Notes to convert have been met. Therefore, the Convertible Notes were not convertible during the third quarter of 2018 and are classified as long-term debt. Should conditions allowing holders of the Convertible Notes to convert be met in a future quarter, the Convertible Notes will be convertible at their holders’ option during the immediately following quarter. As of September 30, 2018, the if-converted value of the Convertible Notes did not exceed the principal value of those Convertible Notes.
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
The Company allocated offering costs of $3.9 million to the debt and equity components in proportion to the allocation of proceeds to the components, treating them as debt issuance costs and equity issuance costs, respectively. The debt issuance costs of $2.9 million are being amortized as additional non-cash interest expense using the effective interest method over the contractual term of the Convertible Notes. The Company presents debt issuance costs as a direct deduction from the carrying value of the liability component. The carrying value of the liability component at September 30, 2018 and December 31, 2017 was $99.4 million and $95.1 million, respectively, including total unamortized debt discount and debt issuance costs of $25.6 million and $29.9 million, respectively. The $1.0 million portion of offering costs allocated to equity issuance costs was charged to paid-in capital. The carrying amount of the equity component was $20.0 million at September 30, 2018 and December 31, 2017, respectively, net of issuance costs and taxes.
Interest expense recognized relating to the contractual interest coupon, amortization of debt discount and amortization of debt issuance costs on the Convertible Notes included in the accompanying condensed consolidated statements of income (loss) are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Contractual interest coupon on convertible debt	$880	$880	$2,610	$2,310
Amortization of debt issuance costs	$130	$130	$400	$350
Amortization of "equity discount" related to debt	$1,290	$1,190	$3,860	$3,180
The estimated fair value of the Convertible Notes based on a market approach as of September 30, 2018 was approximately $94.1

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

million, which represents a Level 2 valuation. The estimated fair value was determined based on the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on the last business day of the period.
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
The ABL Loan Agreement contains customary negative covenants, and does not include any financial maintenance covenants other than a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing twelve-month basis, which will be tested only upon the occurrence of an event of default or certain other conditions as specified in the agreement. At September 30, 2018, the Company was in compliance with its financial covenants contained in the ABL Facility.
Debt issuance costs of approximately $2.5 million were incurred in connection with the entry into and amendment of the ABL Facility. These debt issuance costs will be amortized into interest expense over the contractual term of the loan. The Company recognized $0.1 million and $0.4 million of amortization of debt issuance costs for the three and nine months ended September 30, 2018, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2017, respectively, which are included in the accompanying condensed consolidated statements of income (loss). There were $0.9 million and $1.3 million of unamortized debt issuance costs included in other assets in the accompanying condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively.
There were $47.6 million and $10.0 million outstanding under the ABL Facility as of September 30, 2018 and December 31, 2017, respectively, with a weighted average interest rate of 3.9% and 3.6%, respectively. Total letters of credit issued were approximately $3.4 million and $6.3 million at September 30, 2018 and December 31, 2017, respectively. The Company had $40.4 million and $58.5 million in availability under the ABL Facility as of September 30, 2018 and December 31, 2017, respectively.
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
During the first quarter of 2017, the Company used a portion of the net proceeds from the Convertible Notes offering as described above, along with proceeds from the Common Stock Offering as described in Note 12, “Earnings per Share”, to prepay a total of $177.0 million of the Term B Loan. In accordance with ASC 470, “Debt - Modifications and Extinguishments”, the prepayment was determined to be an extinguishment of the existing debt. As a result, the pro-rata share of the unamortized debt issuance costs

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

and original issuance discount related to the prepayment, aggregating to $4.6 million, was recorded as a loss on the extinguishment of debt in the condensed consolidated statements of income (loss). The remaining unamortized debt issuance costs and original issuance discount, including $2.4 million of additional transactions fees incurred in connection to the 2017 Replacement Term Loan Amendment, was approximately $6.1 million. Both the aggregate debt issuance costs and the original issue discount will be amortized into interest expense over the remaining life of the Term B Loan. The Company recognized approximately $0.6 million and $1.4 million of amortization of debt issuance cost and original issue discount for the three and nine months ended September 30, 2018, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2017, respectively, which is included in the accompanying condensed consolidated statements of income (loss). The Company had an aggregate principal amount outstanding of $193.1 million and $149.6 million as of September 30, 2018 and December 31, 2017, respectively, under the Amended Term Loan Agreement bearing interest at 8.2% and 6.1%, respectively. The Company had $8.1 million and $4.9 million as of September 30, 2018 and December 31, 2017, respectively, of unamortized debt issuance costs and original issue discount, all of which are recorded as a reduction of the debt balance on the Company’s condensed consolidated balance sheets.
The Company’s Term B Loan traded at approximately 97.8% and 101.4% of par value as of September 30, 2018 and December 31, 2017, respectively. The valuation of the Term B Loan was determined based on Level 2 inputs under the fair value hierarchy.
On February 16, 2018, the Company entered into an amendment to the 2017 Replacement Term Loan (the “February 2018 Replacement Term Loan Amendment”), which would have replaced the 2017 Replacement Term Loan to provide for a new term loan commitment in an original aggregate principal amount of $385.0 million (the “2018 Replacement Term Loan”). The proceeds from the 2018 Replacement Term Loan were to be used to (i) repay in full the outstanding principal amount of the existing term loans, (ii) to consummate the acquisition of Brink International B.V. and its subsidiaries (collectively, the “Brink Group”) and pay a portion of the acquisition consideration thereof and the fees and expenses incurred in connection therewith, and (iii) for general corporate purposes. On June 14, 2018, the Company and H2 Equity Partners mutually agreed to terminate the Brink Group acquisition agreement. As part of the termination agreement, the Company agreed to pay a break fee of approximately $5.5 million to H2 Equity Partners and incurred $0.8 million and $5.7 million of transaction fees during the three and nine months ended September 30, 2018, respectively, which are all included in selling, general and administrative expenses in the condensed consolidated statements of income (loss). There were no financing fees incurred during the three months ended September 30, 2018. During the nine months ended September 30, 2018, the Company incurred $5.1 million of financing costs in connection with the pursuit of the Brink Group acquisition which are included in other expense, net in the condensed consolidated statements of income (loss). Due to the termination of the Brink Group acquisition, the February 2018 Replacement Term Loan Amendment was not effective.
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
All of the indebtedness under the 2018 Term B Loan is and will be guaranteed by the Company’s existing and future material domestic subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors. The 2018 Term Loan Agreement contains customary negative covenants, and also contains a financial maintenance covenant which requires the Company to maintain a net leverage ratio, as defined in the agreement, not exceeding 7.00 to 1.00 on the last day of each fiscal quarter commencing with the fiscal quarter ending on June 30, 2018 and ending, and including, the fiscal quarter ending on December 31, 2018; 6.50 to 1.00 on the last day of the fiscal quarter ending March 31, 2019; 5.00 to 1.00 on the last day of the fiscal quarter ending June 30, 2019; 4.75 to 1.00 on the last day of the fiscal quarter ending September 30, 2019; and on the last day of each fiscal quarter thereafter, 4.50 to 1.00. At September 30, 2018, the Company was in compliance with its financial covenants under the Term B Loan.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Covenant and Liquidity Matters

In 2018, the Company experienced a combination of increased distribution costs and constrained shipments from the Americas distribution network primarily resulting from the transfer of aftermarket shipping volume from Dallas, TX to Kansas City, KS.  Since amending our Term Loan on July 31, 2018, our Europe-Africa segment has continued to underperform.  Additionally, our new leadership team in Europe has performed an initial assessment of our business in that segment, resulting in reduced expectations through the remainder of 2018.  Primarily due to these factors as well as costs associated with remediating these factors, the Company has increased draws on our ABL and experienced a decline in Bank EBITDA.  Based on our results for the quarter-ended September 30, 2018 and our current forecast for the next twelve months, LTM Bank EBITDA will likely underperform management’s expectations at the time we entered into the Fourth Amendment.  In addition, total debt is expected to be higher than our projections at the time we entered into the Fourth Amendment.  As a result, we do not expect to comply with the 7.00 to 1.00 net leverage ratio covenant in our 2018 Term Loan Agreement for the quarter-ending December 31, 2018, which absent an amendment or waiver, would constitute a default when reported.  Such a default, if not cured, would allow the lenders to accelerate the maturity of the debt, making it due and payable at that time.  The Company is in active discussions with the administrative agent for the Term Loan lenders regarding the modification of covenant terms through the periods that will be impacted on an LTM basis by the factors described above and the Company believes it is probable that the Company will obtain an amendment modifying the covenant terms prior to triggering a default.
Bank facilities
On July 3, 2017, the Company’s Australian subsidiaries entered into an agreement (collectively, the “Australian Loans”) to provide for revolving borrowings with an aggregate principal amount of approximately $29.6 million. The Australian Loans include two sub-facilities: (i) Facility A, with a borrowing capacity of $18.7 million that matures on July 3, 2020 and (ii) Facility B, with a borrowing capacity of $10.8 million that matured on July 3, 2018. There were $5.9 million and $6.6 million outstanding under the Australian Loans as of September 30, 2018 and December 31, 2017, respectively.
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
The Australian Loans contain financial covenants, which require the Company’s Australian subsidiaries to maintain: (i) a net leverage ratio not exceeding 2.50 to 1.00 during the period commencing on the date of the agreement and ending on the first anniversary of the date of the agreement; and 2.00 to 1.00 thereafter; (ii) a working capital coverage ratio (as defined per the Australian credit agreement) greater than 1.75 to 1.00 at all times; and (iii) a gearing ratio (defined as the ratio of senior debt to senior debt plus equity) not to exceed 50%. At September 30, 2018, the Company was in compliance with its financial covenants under the Australian Loans.
9. Derivative Instruments
Foreign Currency Exchange Rate Risk
As of September 30, 2018, the Company was party to forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $20.5 million. The Company uses foreign currency forward contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain payments for contract manufacturing in its lower-cost manufacturing facilities. The foreign currency forward contracts hedge currency exposure between the Mexican peso and the U.S. dollar, and the U.S. dollar and the Australian dollar and mature at specified monthly settlement dates through June 2019. At inception, the Company designated the foreign currency forward contracts as cash flow hedges. Upon the performance of contract manufacturing or purchase of certain inventories, the Company de-designates the foreign currency forward contract.
On October 4, 2016, the Company entered into a cross currency swap arrangement to hedge changes in foreign currency exchange rates. As of September 30, 2018, the notional amount of the cross currency swap was approximately $110.8 million. The Company uses the cross currency swap to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to a non-U.S. denominated intercompany loan of €110.0 million. The cross currency swap hedges currency exposure between the Euro and the U.S. dollar and matures on January 3, 2019. The Company makes quarterly principal payments of €1.4 million, plus

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

interest at a fixed rate of 5.4% per annum, in exchange for $1.5 million, plus interest at a fixed rate of 7.2% per annum. At inception, the Company designated the cross currency swap as a cash flow hedge. Changes in the currency rate result in reclassification of amounts from accumulated other comprehensive income (loss) to earnings to offset the re-measurement gain or loss on the non-U.S. denominated intercompany loan.
On August 16, 2017, the Company’s Australian subsidiary entered into a cross currency swap arrangement to hedge changes in foreign currency exchange rates. As of September 30, 2018, the notional amount of the cross currency swap was approximately $3.9 million. The Australian subsidiary uses the cross currency swap to mitigate the risk associated with fluctuations in currency rates related to a non-functional currency intercompany loan of NZ$10.0 million. The floating-to-floating cross currency swap hedges currency exposure between the New Zealand dollar and the Australian dollar and matures on June 30, 2020. The Australian subsidiary makes quarterly principal payments of NZ$0.8 million, plus interest at the 3-month Bank Bill Benchmark Rate ("BKBM") in New Zealand plus a margin of 0.31% per annum, in exchange for A$0.8 million, plus interest at the three-month BBSY in Australia per annum. At inception, the cross currency swap was not designated as a hedging instrument.
Financial Statement Presentation
As of September 30, 2018 and December 31, 2017, the fair value carrying amount of the Company’s derivative instruments were recorded as follows:

		Asset / (Liability) Derivatives
	Balance Sheet Caption	September 30, 2018	December 31, 2017
		(dollars in thousands)
Derivatives designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$1,350	$—
Foreign currency forward contracts	Accrued liabilities	—	(670)
Cross currency swap	Accrued liabilities	(2,330)	—
Cross currency swap	Other long-term liabilities	—	(7,830)
Total derivatives designated as hedging instruments		(980)	(8,500)
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	260	110
Foreign currency forward contracts	Accrued liabilities	—	(90)
Cross currency swap	Other assets	40	90
Total derivatives de-designated as hedging instruments		300	110
Total derivatives		$(680)	$(8,390)

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables summarize the gain or loss recognized in accumulated other comprehensive income (loss) (“AOCI”) as of September 30, 2018 and December 31, 2017 and the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings for the three and nine months ended September 30, 2018 and 2017:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion, net of tax)			Amount of Gain (Loss) Reclassified from AOCI into Earnings
				Three months ended September 30,		Nine months ended September 30,
	As of September 30, 2018	As of December 31, 2017	Location of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	2018	2017	2018	2017
	(dollars in thousands)			(dollars in thousands)
Derivatives instruments
Foreign currency forward contracts	$1,340	$(660)	Cost of sales	$580	$620	$790	$880
Cross currency swap	$1,310	$270	Other expense, net	$780	$(4,100)	$4,000	$(13,840)
Over the next 12 months, the Company expects to reclassify approximately $1.4 million of pre-tax deferred gains, related to the foreign currency forward contracts, from AOCI to cost of sales as contract manufacturing and inventory purchases are settled. Over the next 12 months, the Company expects to reclassify approximately $1.6 million of pre-tax deferred losses, related to the cross currency swap, from AOCI to other expense, net as an offset to the re-measurement gains or losses on the non-U.S. denominated intercompany loan.
Derivatives not designated as hedging instruments
The gain or loss resulting from the change in fair value on de-designated forward contracts is reported within cost of sales on the Company’s condensed consolidated statements of income (loss). There were $0.1 million of losses on de-designated derivatives for the three months ended September 30, 2018 and there were $0.1 million of losses on de-designated derivatives for the nine months ended September 30, 2018. There were no gains or losses on de-designated derivatives for the three months ended September 30, 2017 and $0.1 million of gains on de-designated derivatives for the nine months ended September 30, 2017. The gain or loss resulting from the change in fair value on the floating-to-floating cross currency swap is recorded within other expense, net on the Company’s condensed consolidated statements of income (loss). There were no gains or losses and $0.1 million of losses on this cross currency swap for the three and nine months ended September 30, 2018, respectively.
During May 2018, the Company entered into foreign currency option contracts known as zero-cost collars with an aggregate notional amount of €63.4 million to hedge changes in foreign currency related to the cash portion of the purchase price of the pending acquisition of the Brink Group; the acquisition was later terminated as described in Note 8 “Long-term Debt.” During June 2018, these zero-cost collar arrangements matured, resulting in a loss of $1.2 million which is included within other expense, net in the Company’s condensed consolidated statements of income (loss) for the nine months ended September 30, 2018. There was no gain or loss for the three months ended September 30, 2018.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value Measurements
The fair value of the Company’s derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. The Company’s derivatives are recorded at fair value in its condensed consolidated balance sheets and are valued using pricing models that are primarily based on market observable external inputs, including spot and forward currency exchange rates, benchmark interest rates, and discount rates consistent with the instrument’s tenor, and consider the impact of the Company’s own credit risk, if any. Changes in counterparty credit risk are also considered in the valuation of derivative financial instruments. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 are shown below.

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
September 30, 2018
Foreign currency forward contracts	Recurring	$1,610	$—	$1,610	$—
Cross currency swaps	Recurring	$(2,290)	$—	$(2,290)	$—
December 31, 2017
Foreign currency forward contracts	Recurring	$(650)	$—	$(650)	$—
Cross currency swaps	Recurring	$(7,740)	$—	$(7,740)	$—
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Segment activity is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Net Sales
Horizon Americas	$115,510	$115,460	$319,810	$351,400
Horizon Europe-Africa	78,520	87,950	256,420	253,070
Horizon Asia-Pacific	33,810	36,710	101,760	92,520
Total	$227,840	$240,120	$677,990	$696,990
Operating Profit (Loss)
Horizon Americas	$7,270	$10,930	$4,730	$38,840
Horizon Europe-Africa	(31,370)	2,680	(132,150)	5,950
Horizon Asia-Pacific	5,960	5,880	15,020	13,240
Corporate	(5,800)	(6,200)	(28,950)	(21,160)
Total	$(23,940)	$13,290	$(141,350)	$36,870
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
Stock Options

The following table summarizes Horizon stock option activity from December 31, 2017 to September 30, 2018:

	Number of Stock Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	338,349	$10.38
Granted	—	—
Exercised	—	—
Canceled, forfeited	(225,676)	10.37
Expired	—	—
Outstanding at September 30, 2018	112,673	$10.39	6.6	$—
As of September 30, 2018, the unrecognized compensation cost related to stock options is immaterial. For the three and nine months ended September 30, 2018, the stock-based compensation expense recognized by the Company related to stock options was immaterial. For the three and nine months ended September 30, 2017, the Company recognized approximately $0.1 million and $0.3 million of stock-based compensation expense related to stock options, respectively. There was no aggregate intrinsic value of the outstanding options at September 30, 2018. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income (loss).

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Restricted Shares
In the first nine months of 2018, the Company granted an aggregate of 466,763 restricted stock units and performance stock units to certain key employees and non-employee directors. The total grants consisted of: (i) 5,680 time-based restricted stock units that vested on July 1, 2018; (ii) 43,799 time-based restricted stock units that vest ratably on (1) March 1, 2019, (2) March 1, 2020 and (3) March 1, 2021; (iii) 101,204 time-based restricted stock units that vest ratably on (1) March 1, 2019, (2) March 1, 2020, (3) March 1, 2021 and (4) March 1, 2022; (iv) 145,003 market-based performance stock units that vest on March 1, 2021 (the “2018 PSUs”); (v) 43,416 time-based restricted stock units that vest on March 1, 2021; (vi) 17,575 time-based restricted stock units that vest on May 8, 2019; (vii) 84,210 time-based restricted stock units that vest on May 15, 2018; (viii) 11,404 time-based restricted stock units that vest on May 15, 2020; and (ix) 14,472 time-based restricted stock units that vest on August 1, 2020.
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
The grant date fair value of restricted shares is expensed over the vesting period. Restricted share fair values are based on the closing trading price of the Company’s common stock on the date of grant. Changes in the number of restricted shares outstanding for the period ended September 30, 2018 were as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	582,611	$13.51
Granted	466,763	7.47
Vested	(210,882)	12.19
Canceled, forfeited	(238,284)	11.41
Outstanding at September 30, 2018	600,208	$10.11
As of September 30, 2018, there was $2.4 million in unrecognized compensation costs related to unvested restricted shares that is expected to be recognized over a weighted-average period of 2.0 years.
The Company recognized approximately $0.1 million and $1.5 million of stock-based compensation expense related to restricted shares during the three and nine months ended September 30, 2018, respectively, and approximately $0.9 million and $2.5 million during the three and nine months ended September 30, 2017, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income (loss).

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
Basic earnings (loss) per share is computed using net income (loss) attributable to Horizon Global and the number of weighted average shares outstanding. Diluted earnings (loss) per share is computed using net income (loss) attributable to Horizon Global and the number of weighted average shares outstanding, adjusted to give effect to the assumed exercise of outstanding stock options and warrants, vesting of restricted shares outstanding, and conversion of the Convertible Notes. Due to net losses for the three and nine months ended September 30, 2018, the effect of potentially dilutive securities had an anti-dilutive effect and therefore were excluded from the computation of diluted loss per share.
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share attributable to Horizon Global and diluted earnings (loss) per share attributable to Horizon Global for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(dollars in thousands, except for per share amounts)
Numerator:
Net income (loss) attributable to Horizon Global	$(32,760)	$6,890	$(157,200)	$17,290
Denominator:
Weighted average shares outstanding, basic	25,101,847	24,948,410	25,028,072	24,728,643
Dilutive effect of stock-based awards	—	430,842	—	426,157
Weighted average shares outstanding, diluted	25,101,847	25,379,252	25,028,072	25,154,800

Basic earnings (loss) per share attributable to Horizon Global	$(1.31)	$0.28	$(6.28)	$0.70
Diluted earnings (loss) per share attributable to Horizon Global	$(1.31)	$0.27	$(6.28)	$0.69
The effect of certain common stock equivalents were excluded from the computation of weighted average diluted shares outstanding for the three and nine months ended September 30, 2018 and 2017, as inclusion would have resulted in anti-dilution. A summary of these anti-dilutive common stock equivalents is provided in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Number of options	220,726	—	285,538	—
Exercise price of options	$9.20 - $11.29	—	$9.20 - $11.29	—
Restricted stock units	629,507	—	685,286	57,118
Convertible Notes	5,005,000	5,005,000	5,005,000	4,418,333
Warrants	5,005,000	5,005,000	5,005,000	4,418,333
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
13. Shareholders’ Equity
Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock, par value of $0.01 per share. There were no preferred shares outstanding at September 30, 2018 or December 31, 2017.
Common Stock
The Company is authorized to issue 400,000,000 shares of common stock, par value of $0.01 per share. At September 30, 2018, there were 25,798,745 shares of common stock issued and 25,112,239 shares of common stock outstanding. At December 31, 2017, there were 25,625,571 shares of common stock issued and 24,939,065 shares of common stock outstanding.
Share Repurchase Program
In April 2017, the Board of Directors authorized a share repurchase program of up to 1.5 million shares of the Company’s issued and outstanding common stock during the period beginning on May 5, 2017 and ending May 5, 2020 (the “Share Repurchase Program”). The Share Repurchase Program provides for share purchases in the open market or otherwise, depending on share price, market conditions and other factors, as determined by the Company. In addition, the Company’s ABL Loan Agreement and Term B Loan place certain limitations on the Company’s ability to repurchase its common stock. As of September 30, 2018, cumulative shares purchased totaled 686,506 at an average purchase price per share of $14.55, excluding commissions. The repurchased shares are presented as treasury stock, at cost, on the condensed consolidated balance sheets.
Accumulated Other Comprehensive Income
Changes in AOCI by component, net of tax, for the nine months ended September 30, 2018 are summarized as follows:

	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance at December 31, 2017	$(310)	$10,880	$10,570
Net unrealized gains (losses) arising during the period (a)	6,850	(4,330)	2,520
Less: Net realized losses reclassified to net loss (b)	3,890	—	3,890
Net current-period change	2,960	(4,330)	(1,370)
Balance at September 30, 2018	$2,650	$6,550	$9,200
__________________________
(a) Derivative instruments, net of income tax expense of $(1.3) million. See Note 9, “Derivative Instruments,” for further details.
(b) Derivative instruments, net of income tax benefit of $0.9 million. See Note 9, “Derivative Instruments,” for further details.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Changes in AOCI by component, net of tax, for the nine months ended September 30, 2017 are summarized as follows:

	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance at December 31, 2016	$(930)	$(7,410)	$(8,340)
Net unrealized gains (losses) arising during the period (a)	(7,950)	15,500	7,550
Less: Net realized losses reclassified to net loss (b)	(8,120)	—	(8,120)
Net current-period change	170	15,500	15,670
Balance at September 30, 2017	$(760)	$8,090	$7,330
__________________________
(a) Derivative instruments, net of income tax benefit of $5.2 million. See Note 9, “Derivative Instruments,” for further details.
(b) Derivative instruments, net of income tax benefit of $4.8 million. See Note 9, “Derivative Instruments,” for further details.
14. Income Taxes
At the end of each interim reporting period, the Company makes an estimate of the annual effective income tax rate. Tax items included in the annual effective income tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective income tax rate for that quarter. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. The Company has experienced overall pre-tax losses. In light of the losses, the Company evaluates the realizability of its deferred tax assets on a quarterly basis. In completing this evaluation, the Company considers all available evidence in order to determine whether, based on the weight of the evidence, a valuation allowance is necessary. As of September 30, 2018, the Company believes that it is more likely than not that the recorded deferred tax assets will be realized. If the Company continues to experience losses, management may determine a valuation allowance against the deferred tax assets is necessary, which would result in significant tax expense in the period recognized, as well as subsequent periods.
The effective income tax rate was 0.3% and 7.3% for the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2017, the effective income tax rates were (1.9)% and (25.7)%, respectively. The higher effective income tax rate in 2018 is driven by a decrease in tax benefits related to the release of certain unrecognized tax positions and the impairment of goodwill related to the Horizon Europe-Africa segment which does not result in the recognition of a tax benefit.
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
At September 30, 2018, the Company has not completed its accounting for all of the tax effects of the 2017 Tax Act nor has the Company recognized any significant adjustments to the provisional amounts recorded at December 31, 2017. In all cases, the Company will continue to make and refine its calculations, primarily regarding the Transition Tax, as additional analysis is completed. Horizon’s estimates may also be affected as it gains a more thorough understanding of the tax law. These changes could be material to income tax expense.

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

During the third quarter of 2018, the Europe-Africa reporting unit continued to underperform in relation to forecasted results. The primary factors were the continued pressure from increased commodity costs, as well as production inefficiencies and higher supply chain costs related to our European production realignment. A new management team was put in place in the region early in the third quarter, and as a result of their review of the business the Company re-evaluated the forecasted results for the reporting unit which resulted in a reduction in the expected future cash flows. As a result, an indicator of impairment was identified during the third quarter of 2018 and an interim impairment assessment was performed as of August 31, 2018, using a combination of the income and market approaches. The results of the quantitative analysis performed indicated the carrying value of the reporting unit exceeded the fair value of the reporting unit and, accordingly, an impairment of $26.6 million was recorded, which represented the remaining balance of goodwill in the reporting unit. Key assumptions used in the analysis were a discount rate of 13.5%, a terminal growth rate of 2.5% and EBITDA margin.
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
The Company performed an interim impairment assessment for indefinite-lived intangible assets within the Europe-Africa reportable segment as of August 31, 2018, for which the gross carrying amounts totaled approximately $10.9 million as of September 30, 2018. Based on the results of the Company’s analyses, carrying value of the reporting unit approximated fair value. Key assumptions used in the analysis were discount rates of 14.5%, and royalty rates ranging from 0.5% to 1.0%. Based on the results of the quantitative test, we performed sensitivity analysis around the key assumptions used in the analysis, the results of which were: a) a 50 basis point increase in the discount rate used during our testing would not have resulted in any impairment and b) a 25 basis point decrease in the royalty rates used during our testing would have resulted in an impairment of approximately $5.0 million to our trade names.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended September 30, 2018 and 2017:

	Three months ended September 30,
	2018	As a Percentage of Net Sales	2017	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Horizon Americas	$115,510	50.7%	$115,460	48.1%
Horizon Europe-Africa	78,520	34.5%	87,950	36.6%
Horizon Asia-Pacific	33,810	14.8%	36,710	15.3%
Total	$227,840	100.0%	$240,120	100.0%
Gross Profit
Horizon Americas	$27,780	24.0%	$34,230	29.6%
Horizon Europe-Africa	6,750	8.6%	14,370	16.3%
Horizon Asia-Pacific	9,090	26.9%	9,820	26.8%
Total	$43,620	19.1%	$58,420	24.3%
Selling, General and Administrative Expenses
Horizon Americas	$20,470	17.7%	$23,420	20.3%
Horizon Europe-Africa	11,470	14.6%	11,720	13.3%
Horizon Asia-Pacific	3,160	9.3%	3,910	10.7%
Corporate	5,820	N/A	6,080	N/A
Total	$40,920	18.0%	$45,130	18.8%
Operating Profit (Loss)
Horizon Americas	$7,270	6.3%	$10,930	9.5%
Horizon Europe-Africa	(31,370)	(40.0)%	2,680	3.0%
Horizon Asia-Pacific	5,960	17.6%	5,880	16.0%
Corporate	(5,800)	N/A	(6,200)	N/A
Total	$(23,940)	(10.5)%	$13,290	5.5%
Depreciation and Amortization
Horizon Americas	$2,080	1.8%	$2,630	2.3%
Horizon Europe-Africa	2,920	3.7%	2,520	2.9%
Horizon Asia-Pacific	1,240	3.7%	1,250	3.4%
Corporate	90	N/A	70	N/A
Total	$6,330	2.8%	$6,470	2.7%

The following table summarizes financial information for our reportable segments for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30,
	2018	As a Percentage of Net Sales	2017	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Horizon Americas	$319,810	47.2%	$351,400	50.4%
Horizon Europe-Africa	256,420	37.8%	253,070	36.3%
Horizon Asia-Pacific	101,760	15.0%	92,520	13.3%
Total	$677,990	100.0%	$696,990	100.0%
Gross Profit
Horizon Americas	$73,750	23.1%	$105,780	30.1%
Horizon Europe-Africa	30,380	11.8%	42,070	16.6%
Horizon Asia-Pacific	25,510	25.1%	23,630	25.5%
Total	$129,640	19.1%	$171,480	24.6%
Selling, General and Administrative Expenses
Horizon Americas	$68,970	21.6%	$67,050	19.1%
Horizon Europe-Africa	36,760	14.3%	36,120	14.3%
Horizon Asia-Pacific	10,520	10.3%	10,390	11.2%
Corporate	28,970	N/A	21,050	N/A
Total	$145,220	21.4%	$134,610	19.3%
Operating Profit (Loss)
Horizon Americas	$4,730	1.5%	$38,840	11.1%
Horizon Europe-Africa	(132,150)	(51.5)%	5,950	2.4%
Horizon Asia-Pacific	15,020	14.8%	13,240	14.3%
Corporate	(28,950)	N/A	(21,160)	N/A
Total	$(141,350)	(20.8)%	$36,870	5.3%
Depreciation and Amortization
Horizon Americas	$6,280	2.0%	$8,020	2.3%
Horizon Europe-Africa	8,520	3.3%	6,570	2.6%
Horizon Asia-Pacific	3,650	3.6%	3,150	3.4%
Corporate	260	N/A	200	N/A
Total	$18,710	2.8%	$17,940	2.6%

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017
Overall, net sales decreased approximately $12.3 million, or 5.1%, to $227.8 million in the three months ended September 30, 2018, as compared with $240.1 million in the three months ended September 30, 2017, primarily driven by lower net sales in our Horizon Europe-Africa and Horizon Asia-Pacific reportable segments. The decrease in net sales of $9.4 million in our Horizon Europe-Africa reportable segment and $2.9 million in our Horizon Asia-Pacific reportable segment were primarily attributable to the decline in volumes in existing OE programs as well as unfavorable currency exchange in our Horizon Asia-Pacific reportable segment.
Gross profit margin (gross profit as a percentage of net sales) approximated 19.1% and 24.3% for the three months ended September 30, 2018 and 2017, respectively. Negatively impacting gross profit margin were unfavorable input costs, driven by increased commodity and freight costs in both our Horizon Americas and Horizon Europe-Africa reportable segments.
Operating profit margin (operating profit as a percentage of net sales) approximated 10.5% and 5.5% in the three months ended September 30, 2018 and 2017, respectively. Operating profit decreased approximately $37.2 million to an operating loss of $23.9 million in the three months ended September 30, 2018, from an operating profit of $13.3 million in the three months ended September 30, 2017, primarily due the impairment of goodwill totaling approximately $26.6 million in our Horizon Europe-Africa reportable segment. In addition, lower sales levels and higher commodity and freight costs negatively impacted operating profit.
Interest expense increased approximately $2.2 million to $7.7 million in the three months ended September 30, 2018, compared to $5.5 million in the three months ended September 30, 2017 as a result of an increase in utilization of our revolving credit facilities, increased borrowings and an increased interest rate on our Term B Loan that occurred early in the third quarter of 2018.
Other expense, net remained relatively consistent at $1.5 million in the three months ended September 30, 2018, as compared to $1.3 million in the three months ended September 30, 2017.
The effective income tax rate for the three months ended September 30, 2018 and 2017 was 0.3% and 1.9%, respectively. The higher effective income tax rate in the three months ended September 30, 2018 is driven by a decrease in tax benefits related to the release of certain unrecognized tax positions and the impairment of goodwill related to our Horizon Europe-Africa reportable segment which does not result in the recognition of a tax benefit.
Net income decreased approximately $39.6 million to a net loss of $33.0 million in the three months ended September 30, 2018, from net income of $6.6 million in the three months ended September 30, 2017. The decrease in net income was the result of a $37.2 million decrease in operating income, driven primarily by the impairment of goodwill in the third quarter of 2018, lower sales levels and higher commodity and freight costs.
See below for a discussion of operating results by segment.
Horizon Americas.    Net sales were substantially unchanged in the three months ended September 30, 2018, compared to the three months ended September 30, 2017. Net sales increased $5.1 million in the aftermarket channel and $1.0 million in the industrial channel as past due orders with warehouse distributors and trailer manufactures accumulated during the start-up of the Kansas City distribution center were substantially shipped in the period. Net sales in our automotive OE channel increased approximately $0.7 million primarily as a result of increased volume on existing programs. Our increases in these channels were offset by a decline in net sales of $6.7 million in the retail channel primarily due to the impacts of inventory constraints with our Asian vendors. The sale of the Broom and Brush product line during the fourth quarter of 2017 further reduced net sales in the retail channel.
Horizon Americas’ gross profit decreased approximately $6.5 million to $27.8 million, or 24.0% of net sales, in the three months ended September 30, 2018, from approximately $34.2 million, or 29.6% of net sales, in the three months ended September 30, 2017. Gross profit margin was negatively impacted by $4.8 million of unfavorable input costs, including higher commodity costs in advance of pricing actions, and higher freight costs caused in part by reduced carrier capacity. Further contributing to a decline in gross profit margin was $0.6 million of costs related to fines and penalties due to lower fulfillment rates and $1.3 million of costs associated with closures of our Solon, Ohio and Mosinee, Wisconsin shared service and engineering facilities. Additionally, $0.7 million of outside service provider and expedited freight costs were incurred related to the paintline upgrade in our Mexico manufacturing facility completed in the fourth quarter of 2017, for which certain OE customer acceptance is pending. The remainder of the change is primarily the result of favorable manufacturing costs.
Selling, general and administrative expenses decreased approximately $2.9 million to $20.5 million, or 17.7% of net sales, in the three months ended September 30, 2018, as compared to $23.4 million, or 20.3% of net sales, in the three months ended September 30, 2017. Contributing to the decrease in selling, general and administrative expenses were $1.3 million of benefits related to organizational restructuring efforts substantially completed during the second quarter, $0.8 million in reduced legal costs and $0.8 million of lower amortization as certain customer relationships have fully amortized.

Horizon Americas’ operating profit of $7.3 million, or 6.3% of net sales, reflects a decline of $3.7 million in the three months ended September 30, 2018, as compared to an operating profit of $10.9 million, or 9.5% of net sales, in the three months ended September 30, 2017. Operating profit and operating profit margin decreased primarily due to unfavorable commodity prices in advance of pricing actions, higher freight costs, and costs incurred for ongoing operational improvement projects.
Horizon Europe-Africa.    Net sales decreased approximately $9.4 million, or 10.7%, to $78.5 million in the three months ended September 30, 2018, compared to $88.0 million in the three months ended September 30, 2017, primarily due to a decrease of $6.7 million in the automotive OE channel due in part to abnormally high sales on a program with a major customer in the third quarter of 2017, and lower demand on existing programs. Net sales in the aftermarket channel decreased $2.4 million primarily due to constrained product availability as a result of our production shift to our Braşov, Romania production facility. Net sales were also impacted by approximately $1.1 million of unfavorable currency, primarily driven by the euro. The remainder of the change is primarily a result of lower sales in our non-automotive businesses.
Horizon Europe-Africa’s gross profit decreased approximately $7.6 million to $6.8 million, or 8.6% of net sales, in the three months ended September 30, 2018, from approximately $14.4 million, or 16.3% of net sales, in the three months ended September 30, 2017, partially due to lower sales volumes. Gross profit margin was negatively impacted by unfavorable commodity costs in advance of pricing actions, production inefficiencies and higher supply chain costs related to our European production realignment over the last nine months.
Selling, general and administrative expenses decreased approximately $0.2 million to $11.5 million, or 14.6% of net sales, in the three months ended September 30, 2018, as compared to $11.7 million, or 13.3% of net sales, in the three months ended September 30, 2017. The decrease is primarily attributable to lower people costs driven by a decrease in incentive compensation.
Horizon Europe-Africa’s operating loss increased approximately $34.1 million to an operating loss of $31.4 million, or 40.0% of net sales, in the three months ended September 30, 2018, as compared to an operating profit of $2.7 million, or 3.0% of net sales, in the three months ended September 30, 2017, primarily due to the impairment of goodwill of approximately $26.6 million. The remainder of the decrease is primarily due to unfavorable commodity costs which have not been fully recovered through pricing actions, manufacturing inefficiencies and higher freight costs.
Horizon Asia-Pacific.    Net sales decreased approximately $2.9 million, or 7.9%, to $33.8 million in the three months ended September 30, 2018, compared to $36.7 million in the three months ended September 30, 2017 due to unfavorable currency exchange of $2.1 million, as the Australian and New Zealand dollar weakened in relation to the U.S. dollar and a small decline in volumes in existing programs in our businesses in Thailand.
Horizon Asia-Pacific’s gross profit decreased approximately $0.7 million to $9.1 million, or 26.9% of net sales, in the three months ended September 30, 2018, from approximately $9.8 million, or 26.8% of net sales, in the three months ended September 30, 2017. Gross profit margin was negatively impacted by unfavorable currency exchange negatively impacting purchases denominated in Thai baht and U.S. dollars and a decline in volumes in existing programs in our businesses in Thailand, partially offset by efficiencies realized in Thailand and cost recoveries in Australia.
Selling, general and administrative expenses decreased approximately $0.8 million to $3.2 million, or 9.3% of net sales, in the three months ended September 30, 2018, as compared to $3.9 million, or 10.7% of net sales, in the three months ended September 30, 2017, primarily due to costs incurred in the third quarter of 2017 related to the acquisition of Best Bars that did not reoccur in 2018, as well as favorable effects of currency exchange.
Horizon Asia-Pacific’s operating profit increased approximately $0.1 million to $6.0 million, or 17.6% of net sales, in the three months ended September 30, 2018, as compared to $5.9 million, or 16.0% of net sales, in the three months ended September 30, 2017, remaining relatively flat quarter-over-quarter as ongoing operational improvements were mostly offset by unfavorable currency exchange.
Corporate Expenses.   Corporate expenses included in operating profit (loss) decreased approximately $0.4 million to $5.8 million in the three months ended September 30, 2018, as compared to $6.2 million in the three months ended September 30, 2017 due to lower incentive compensation primarily as a result of the separation of our former CEO, partially offset by additional expenses related to the termination of the Brink Group acquisition.

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017
Overall, net sales decreased approximately $19.0 million, or 2.7%, to $678.0 million for the nine months ended September 30, 2018, as compared with $697.0 million in the nine months ended September 30, 2017, primarily driven by a decrease in net sales in our Horizon Americas reportable segment which was partially offset by higher net sales in our Horizon Europe-Africa and Horizon Asia-Pacific reportable segments. The decrease in net sales in our Horizon Americas reportable segment of approximately $31.6 million was driven by challenges transitioning to a new distribution facility in Kansas City. This decrease was partially offset by higher net sales of approximately $3.4 million in our Horizon Europe-Africa reportable segment, driven by favorable currency exchange, and by an increase of $9.2 million in our Horizon Asia-Pacific reportable segment, attributable to a regional bolt-on acquisition completed in the third quarter of 2017.
Gross profit margin (gross profit as a percentage of sales) approximated 19.1% and 24.6% for the nine months ended September 30, 2018 and 2017, respectively. Negatively impacting gross profit margin were unfavorable input costs, driven by increased commodity and freight costs in both our Horizon Americas and Horizon Europe-Africa reportable segments.
Operating profit margin (operating profit as a percentage of sales) approximated 20.8% and 5.3% for the nine months ended September 30, 2018 and 2017, respectively. Operating profit decreased approximately $178.2 million to an operating loss of $141.4 million for the nine months ended September 30, 2018, compared to an operating profit of $36.9 million for the nine months ended September 30, 2017, primarily due to the impairment of goodwill and intangible assets totaling approximately $125.8 million in our Horizon Europe-Africa reportable segment. In addition, lower sales levels in our Horizon Americas reportable segment and higher commodity and freight costs Horizon Americas and Horizon Europe-Africa reportable segments negatively impacted operating profit. The remainder of the decline is primarily attributable to costs incurred with the terminated acquisition of the Brink Group.
Interest expense increased approximately $3.1 million, to $19.8 million, for the nine months ended September 30, 2018, as compared to $16.7 million for the nine months ended September 30, 2017, as a result of an increase in utilization of our revolving credit facilities, increased borrowings and an increased interest rate on our Term B Loan that occurred early in the third quarter of 2018.
Other expense, net increased approximately $6.7 million to $9.2 million for the nine months ended September 30, 2018 compared to $2.6 million for the nine months ended September 30, 2017, primarily due to financing costs in connection with the pursuit of the Brink Group acquisition which was expected to close in the second quarter of 2018; however, the parties to the acquisition agreement mutually agreed to terminate the transaction.
The effective income tax rates for the nine months ended September 30, 2018 and 2017 was 7.3% and 25.7%, respectively. The higher effective income tax rate in the nine months ended September 30, 2018 is driven by a decrease in tax benefits related to the release of certain unrecognized tax positions and the impairment of goodwill related to our Horizon Europe-Africa reportable segment which does not result in the recognition of a tax benefit.
Net income decreased by approximately $174.3 million, to a net loss of $157.9 million for the nine months ended September 30, 2018, compared to net income of $16.4 million for the nine months ended September 30, 2017. The decrease is primarily the result of a $178.2 million decrease in operating profit, primarily driven by the impairment of goodwill and intangible assets, which was partially offset by a $4.6 million loss on the extinguishment of debt during 2017 that did not reoccur in 2018.
See below for a discussion of operating results by segment.
Horizon Americas.    Net sales decreased approximately $31.6 million, or 9.0%, to $319.8 million in the nine months ended September 30, 2018, as compared to $351.4 million in the nine months ended September 30, 2017. Our aftermarket and retail channels were negatively impacted by delivery delays out of our Kansas City distribution facility due to challenges implementing processes and a warehouse management system coupled with reduced carrier capacity. Net sales decreased $15.8 million in the aftermarket channel and $15.0 million in our retail channel. Contributing further to the decline in net sales in the retail channel were $10.5 million in lower net sales due to the sale of the Broom and Brush product line that occurred during the fourth quarter of 2017. Net sales in our automotive OE channel decreased approximately $1.1 million primarily as a result of lower demand due to unplanned downtime at a significant customer. Net sales in our industrial channel increased $0.3 million as increased demand from trailer manufacturers more than offset the unfavorable effects of transitioning to the Kansas City distribution facility.
Horizon Americas’ gross profit decreased approximately $32.0 million to $73.8 million, or 23.1% of net sales, in the nine months ended September 30, 2018, as compared to $105.8 million, or 30.1% of net sales, in the nine months ended September 30, 2017. Negatively impacting gross profit margin was $13.1 million of unfavorable input costs, including higher commodity costs in advance of pricing actions, and higher freight costs caused in part by reduced carrier capacity. Further contributing to a decline in gross profit margin was approximately $3.7 million of costs related to fines and penalties due to lower fulfillment rates and $2.4 million of costs associated with closures of our Solon, Ohio and Mosinee, Wisconsin shared serviced and engineering facilities. Gross profit margin was negatively impacted by $1.9 million of outside service provider and expedited freight costs were incurred related to the paintline upgrade in our Mexico manufacturing facility completed in the fourth quarter of 2017, for which certain OE customer acceptance is pending. The remainder of the change is primarily a result of unfavorable market channel mix and lower sales levels.
Selling, general and administrative expenses increased approximately $1.9 million to $69.0 million, or 21.6% of net sales, in the nine months ended September 30, 2018, as compared to $67.1 million, or 19.1% of net sales, in the nine months ended September 30, 2017, primarily due to approximately $3.0 million of costs associated with a project to optimize our distribution footprint, $5.3 million of costs, including severance, associated with the aforementioned facility closures, and costs related to other organizational restructuring efforts. Partially offsetting these increases were $1.8 million of lower incentive compensation and $2.2 million of lower amortization as certain customer relationships have fully amortized.
Horizon Americas’ operating profit decreased approximately $34.1 million to an operating loss of $4.7 million, or 1.5% of net sales, in the nine months ended September 30, 2018, as compared to an operating profit of $38.8 million, or 11.1% of net sales, in the nine months ended September 30, 2017. Operating profit and operating profit margin decreased primarily due to lower sales levels and unfavorable commodity costs in advance of pricing actions, higher freight costs, and costs incurred for ongoing operational improvement projects.
Horizon Europe-Africa.    Net sales increased approximately $3.4 million, or 1.3%, to $256.4 million in the nine months ended September 30, 2018, as compared to $253.1 million in the nine months ended September 30, 2017, primarily due to favorable currency exchange of approximately $16.4 million as the euro strengthened in relation to the U.S. dollar. Negatively impacting net sales was a decrease of $5.7 million in the aftermarket channel due to constrained product availability as a result of our production shift to our Braşov, Romania production facility, and customer rationalization efforts. Net sales in the automotive OE channel increased $7.2 million primarily due to higher volume with existing customers in the second quarter of 2018. The remainder of the change is due to lower sales in our non-automotive businesses.
Horizon Europe-Africa’s gross profit decreased approximately $11.7 million to $30.4 million, or 11.8% of net sales, in the nine months ended September 30, 2018, from approximately $42.1 million, or 16.6% of net sales, in the nine months ended September 30, 2017. Gross profit margin was negatively impacted by unfavorable commodity costs in advance of pricing actions, production inefficiencies and higher supply chain costs related to our European production realignment over the last nine months. Partially offsetting these decreases was approximately $2.2 million of favorable currency exchange.
Selling, general and administrative expenses increased approximately $0.6 million to $36.8 million, or 14.3% of net sales, in the nine months ended September 30, 2018, as compared to $36.1 million, or 14.3% of net sales, in the nine months ended September 30, 2017. Unfavorable foreign currency exchange of approximately $2.3 million was offset by lower people costs, driven by a decrease in incentive compensation.
Horizon Europe-Africa’s operating profit decreased approximately $138.1 million to an operating loss of approximately $132.2 million, or (51.5)% of net sales, in the nine months ended September 30, 2018, as compared to an operating profit of $6.0 million, or 2.4% of net sales, in the nine months ended September 30, 2017, primarily due to the impairment of goodwill and trademark and trade names of approximately $125.8 million. The remainder of the decrease is due to unfavorable commodity costs which have not been fully recovered through pricing actions, manufacturing inefficiencies and higher freight costs.
Horizon Asia-Pacific.   Net sales increased approximately $9.2 million, or 10.0%, to $101.8 million in the nine months ended September 30, 2018, compared to $92.5 million in the nine months ended September 30, 2017. A regional bolt-on acquisition contributed an increase of $10.1 million in net sales, partially offset by a decline in volumes in existing programs in our businesses in Thailand.
Horizon Asia-Pacific’s gross profit increased approximately $1.9 million to $25.5 million, or 25.1% of net sales, in the nine months ended September 30, 2018, from approximately $23.6 million, or 25.5% of net sales, in the nine months ended September 30, 2017. The improvement in gross profit was driven by the increased sales volume from the aforementioned acquisition along with the results of productivity initiatives in Thailand, partially offset by unfavorable currency exchange driven by the weakening Australian and New Zealand dollars against both the U.S. dollar and Thai baht.
Selling, general and administrative expenses remained relatively consistent at approximately $10.5 million, or 10.3% of net sales, in the nine months ended September 30, 2018, as compared to $10.4 million, or 11.2% of net sales, in the nine months ended September 30, 2017.
Horizon Asia-Pacific’s operating profit increased approximately $1.8 million to $15.0 million, or 14.8% of net sales, in the nine months ended September 30, 2018, as compared to $13.2 million, or 14.3% of net sales, in the nine months ended September 30, 2017, primarily due to increased volumes from the aforementioned acquisition.

Corporate Expenses.  Corporate expenses included in operating profit (loss) increased approximately $7.8 million to $29.0 million for the nine months ended September 30, 2018, from $21.2 million for the nine months ended September 30, 2017. The increase between years is primarily attributable to approximately $11.0 million of expenses related to the termination of the Brink Group acquisition, which includes a $5.5 million break fee. Further increasing corporate expenses was approximately $2.8 million of severance costs associated with the previously announced termination of the Company’s Chief Executive Officer. Partially offsetting these increases were $2.6 million of costs incurred in 2017, related to the integration of the Westfalia Group, which did not reoccur in 2018. The remainder of the change was a result of lower incentive compensation.
Liquidity and Capital Resources
Our capital and working capital requirements are funded through a combination of cash flows from operations, cash on hand and various borrowings and factoring arrangements described below, including our ABL Facility. We utilize intercompany loans and equity contributions to fund our worldwide operations. See Note 8, “Long-term Debt” included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” within this quarterly report on Form 10-Q. As of September 30, 2018 and December 31, 2017, there was $21.0 million and $23.7 million, respectively, of cash held at foreign subsidiaries. There may be country specific regulations that may restrict or result in increased costs in the repatriation of these funds.
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
In 2018, the Company experienced a combination of increased distribution costs and constrained shipments from the Americas distribution network primarily resulting from the transfer of aftermarket shipping volume from Dallas, TX to Kansas City, KS.  Since amending our Term Loan on July 31, 2018, our Europe-Africa segment has continued to underperform.  Additionally, our new leadership team in Europe has performed an initial assessment of our business in that segment, resulting in reduced expectations through the remainder of 2018.  Primarily due to these factors as well as costs associated with remediating these factors, the Company has increased draws on our ABL and experienced a decline in Bank EBITDA.  Based on our results for the quarter-ended September 30, 2018 and our current forecast for the next twelve months, LTM Bank EBITDA will likely underperform management’s expectations at the time we entered into the Fourth Amendment.  In addition, total debt is expected to be higher than our projections at the time we entered into the Fourth Amendment.  As a result, we do not expect to comply with the 7.00 to 1.00 net leverage ratio covenant in our 2018 Term Loan Agreement for the quarter-ending December 31, 2018, which absent an amendment or waiver, would constitute a default when reported.  Such a default, if not cured, would allow the lenders to accelerate the maturity of the debt, making it due and payable at that time.  The Company is in active discussions with the administrative agent for the Term Loan lenders regarding the modification of covenant terms through the periods that will be impacted on an LTM basis by the factors described above and the Company believes it is probable that the Company will obtain an amendment modifying the covenant terms prior to triggering a default.
Cash Flows - Operating Activities
Net cash used for operating activities was approximately $66.0 million during the nine months ended September 30, 2018 compared to a use of approximately $2.3 million during the nine months ended September 30, 2017. During the nine months ended September 30, 2018, the Company used $8.3 million in cash flows, based on the reported net loss of $157.9 million and after considering the effects of non-cash items related to losses on dispositions of property and equipment, depreciation, amortization, goodwill and intangible asset impairment, amortization of original issue discount and debt issuance costs, changes in deferred income taxes, stock compensation, and other, net. During the nine months ended September 30, 2017, the Company generated $47.9 million based on the reported net income of $16.4 million and after considering the effects of similar non-cash items plus the loss on extinguishment of debt.
Changes in operating assets and liabilities used approximately $57.8 million and $50.2 million of cash during the nine months ended September 30, 2018 and 2017, respectively. Increases in accounts receivable resulted in a use of cash of $35.1 million and $28.4 million during the nine months ended September 30, 2018 and 2017, respectively. The use of cash in both periods was the result of higher sales activity during the third quarter compared to the fourth quarter due to seasonality of our businesses. The increase in 2018 was higher as a larger portion of the sales growth was in our Horizon Americas segment, as opposed to growth in 2017 in our Horizon Europe-Africa segment which factors a large portion of their receivables.
Changes in inventory resulted in a source of cash of approximately $6.0 million during the nine months ended September 30, 2018 and a use of cash of approximately $7.9 million during the nine months ended September 30, 2017. The decrease in inventory during the nine months ended September 30, 2018 is due to the seasonality of our business. The increase in inventory levels in the nine months ended September 30, 2017 was due to additional inventory built as safety stock in anticipation of the launch of our Kansas City distribution facility and the paintline upgrade in our Reynosa, Mexico facility during the fourth quarter.

Changes in accounts payable and accrued liabilities resulted in a use of cash of approximately $30.1 million during the nine months ended September 30, 2018 and a use of cash of $17.4 million during the nine months ended September 30, 2017. The decrease in accounts payable and accrued liabilities during the nine months ended September 30, 2018 is primarily related to payments made to vendors with funding from the Term B Loan. The use of cash for the nine months ended September 30, 2017 is primarily related to the release of liabilities related to certain unrecognized tax positions and decreases to certain compensation accruals primarily related to bonus payments, as well as a decrease in liabilities associated with the acquisition of Westfalia from December 31, 2016.
Cash Flows - Investing Activities
Net cash used for investing activities during the nine months ended September 30, 2018 and 2017 was approximately $10.7 million and $39.0 million, respectively. During the nine months ended September 30, 2018, we invested approximately $10.8 million in capital expenditures, as we have continued our investment in growth, capacity and productivity-related capital projects. During the nine months ended September 30, 2017, we incurred approximately $20.3 million in capital expenditures on growth, capacity and productivity-related projects, primarily within the Westfalia Group. Additionally, during the third quarter of 2017, we acquired the assets of Best Bars for total cash consideration of $19.8 million.
Cash Flows - Financing Activities
Net cash provided by financing activities was approximately $74.4 million and $9.6 million during the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018, proceeds from borrowings on our Term B Loan were $45.4 million, net of issuance costs; net borrowings from our ABL Facility totaled $37.6 million, while we used cash of $6.5 million for repayments on our Term B Loan. During the first nine months of 2017, we received proceeds of $121.1 million from the issuance of our Convertible Notes, net of issuance costs; proceeds of $79.9 million from the issuance of common stock, net of offering costs; proceeds of $20.9 million from the issuance of Warrants, net of issuance costs; and net borrowings from our ABL Facility totaled $20.0 million. Also during the nine months of 2017, we used cash of approximately $187.8 million for repayments on our Term B Loan, $29.7 million for the payments on Convertible Note Hedges, net of issuance costs and $10.0 million for the repurchase of common stock.
Factoring Arrangements
We have factoring arrangements with financial institutions to sell certain accounts receivable under non-recourse agreements. Total receivables sold during the year under the factoring arrangements were approximately $193.3 million and $189.8 million as of September 30, 2018 and 2017, respectively. We utilize factoring arrangements as part of our financing for working capital. The costs of participating in these arrangements are immaterial to our results.
Our Debt and Other Commitments
We and certain of our subsidiaries are party to the ABL Facility, an asset-based revolving credit facility, that provides for $99.0 million of funding on a revolving basis, subject to borrowing base availability. The ABL Facility matures in June 2020 and bears interest on outstanding balances at variable rates as outlined in the agreement. On June 30, 2015, we entered into a term loan agreement under which we borrowed an aggregate amount of $200 million. On September 19, 2016, we entered into the First Amendment to the Original Term B Loan which provided for incremental commitments in an aggregate principal amount of $152.0 million. On March 31, 2017, we entered into the Third Amendment to the Original Term B Loan, which amended the Term B Loan to provide for a new term loan commitment. On July 31, 2018, the Company entered into the Fourth Amendment to the Term B Loan. The 2018 Incremental Term Loan provided for additional borrowings of $50.0 million that were used to pay outstanding balances under the ABL Loan Agreement, pay fees and expenses in connection with the amendment and for general corporate purposes. Borrowings under the 2018 Incremental Term Loan bear interest, at the Company’s election, at either (i) the Base Rate plus 5.0% per annum, or (ii) LIBOR, with a 1% floor, plus 6.0% per annum. Principal payments required under the 2018 Incremental Term Loan are $2.6 million due each calendar quarter beginning September 2018.
Refer to Note 8, “Long-term Debt,” in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this quarterly report on Form 10-Q for additional information.
As of September 30, 2018, approximately $47.6 million was outstanding on the ABL Facility bearing interest at a weighted average rate of 3.9% and $193.1 million was outstanding on the Term B Loan bearing interest at 8.2%. The Company had $40.4 million in availability under the ABL Facility as of September 30, 2018.
The agreements governing the ABL Facility and Term B Loan contain various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including restrictions on incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The ABL Facility does not include any financial maintenance covenants other than a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing twelve-month basis, which will be tested only upon the occurrence of an event of default or certain other conditions as specified in the agreement. The Term B Loan contains customary negative covenants, and also contains a financial maintenance covenant which requires the Company to maintain a net leverage ratio not exceeding 7.00 to 1.00 through the fiscal quarter ending December 31, 2018, 6.50 to 1.00 through the fiscal quarter ending March 31, 2019; 5.00 to 1.00 through the fiscal quarter ended June 30, 2019; 4.75 to 1.00 through the fiscal quarter ended September 30, 2019; and thereafter, 4.50 to 1.00. At September 30, 2018, the Company was in compliance with its financial covenants in the Term B Loan.
On July 3, 2017, our Australia subsidiary entered into a new agreement to provide for revolving borrowings up to an aggregate amount of $29.6 million. The agreement includes two sub-facilities: (i) Facility A has a borrowing capacity of $18.7 million, matures on July 3, 2020, and is subject to interest at Bank Bill Swap Bid Rate plus a margin determined based on the most recent net leverage ratio; (ii) Facility B has a borrowing capacity of $10.8 million, matured on July 3, 2018 and was subject to interest at Bank Bill Swap Bid Rate plus 0.9% per annum. Borrowings under this arrangement are subject to financial and reporting covenants. Financial covenants include maintaining a net leverage ratio not exceeding 2.50 to 1.00 during the period commencing on the date of the agreement and ending on the first anniversary of the date of the agreement; and 2.00 to 1.00 thereafter; working capital coverage ratio (working capital over total debt) greater than 1.75 to 1.00 and a gearing ratio (senior debt to senior debt plus equity) not exceeding 50%. As of September 30, 2018 we were in compliance with all covenants.
We are subject to variable interest rates on our Term B Loan and ABL Facility. At September 30, 2018, one-Month LIBOR and three-Month LIBOR approximated 2.26% and 2.40%, respectively.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases and annual rent expense related thereto approximated $20.0 million for the year ended December 31, 2017. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.

The following is a reconciliation of net loss attributable to Horizon Global, as reported, which is a U.S. GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our credit agreement, for the twelve months ended September 30, 2018. We present Consolidated Bank EBITDA to show our performance under our financial covenants.

		Less:	Add:
	Year Ended December 31, 2017	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Twelve Months Ended September 30, 2018
	(dollars in thousands)
Net income (loss) attributable to Horizon Global	$(3,550)	$17,290	$(157,200)	$(178,040)
Bank stipulated adjustments:
Interest expense, net (as defined)	22,410	16,650	24,920	30,680
Income tax (benefit) expense	9,750	(3,350)	(12,460)	640
Depreciation and amortization	25,340	17,940	18,710	26,110
Extraordinary charges (a)	2,520	—	23,000	25,520
Non-cash compensation expense (b)	3,630	2,760	1,440	2,310
Other non-cash expenses or losses	2,180	1,050	127,310	128,440
Pro forma EBITDA of permitted acquisition	840	840	—	—
Interest-equivalent costs associated with any Specified Vendor Receivables Financing	1,490	960	1,380	1,910
Debt extinguishment costs	4,640	4,640	—	—
Items limited to a % of consolidated EBITDA(c):
Non-recurring expenses (d)	2,440	1,310	7,500	8,630
Acquisition integration costs (e)	11,210	8,230	5,050	8,030
Synergies related to permitted acquisition (f)	1,480	1,480		—
Consolidated Bank EBITDA, as defined	$84,380	$69,800	$39,650	$54,230

	September 30, 2018
	(dollars in thousands)
Total Consolidated Indebtedness, as defined	$361,207
Consolidated Bank EBITDA, as defined	54,230
Actual leverage ratio	6.66	x
Covenant requirement	7.00	x
______________________

(a)
Extraordinary distribution costs from Q1 and Q2 2018 that were included in special items, but not included as an add back in prior quarter's leverage calculations have been adjusted with the Q3 leverage calculation and are now included as extraordinary items.

(b)	Non-cash compensation expenses resulting from the grant of restricted units of common stock and common stock options.

(c)
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

(d)
Under the Amended Term Loan Agreement, cost and expenses related to cost savings projects, including restructuring and severance expenses, are not to exceed $5 million in any fiscal year and $20 million in aggregate, commencing on or after January 1, 2015. The Fourth Amendment has raised the annual cap to $7.5 million in any fiscal year and $25 million in aggregate.

(e)
Under the 2018 Term Loan Agreement, costs and expenses related to the integration of the Westfalia Group acquisition are not to exceed $10 million in any fiscal year and $30 million in aggregate, or other permitted acquisitions are not to exceed $7.5 million in any fiscal year and $20 million in aggregate.

(f)
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

Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor’s and Moody’s. On June 20, 2018, Moody’s issued a rating of B2 for our $160 million senior secured term loan and a rating of B3 for our corporate family rating. Moody’s also assigned the Company a negative outlook. On August 8, 2018, Standard & Poor’s issued a rating of CCC+ for our $160 million senior secured term loan, a rating of CCC+ for our corporate credit rating and a rating of CCC for our Convertible Notes. Standard & Poor’s also assigned the Company a stable outlook.
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
We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of September 30, 2018, we were party to forward contracts and cross currency swaps, to hedge changes in foreign currency exchange rates, with notional amounts of approximately $20.5 million and $114.7 million, respectively. See Note 9, “Derivative Instruments,” included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” within this quarterly report on Form 10-Q.
We are also subject to interest risk as it relates to our long-term debt. We may in the future use interest rate swap agreements to fix the variable portion of our debt to manage this risk.
Outlook
Our global business remains susceptible to economic conditions that could adversely affect our results. In the near-term, the economies that most significantly affect our demand, including the United States, European Union, and Australia, are expected to continue to grow. The impact of tax reform in the U.S. should continue to drive growth in the near-term; however, the longer-term implications of tax reform on economic growth are not yet fully understood. We have been impacted by recently enacted tariffs on imports from China and seek to recover these incremental costs through pricing actions. If geopolitical tensions, particularly with respect to East Asia, escalate, it may affect global consumer sentiment affecting the expected economic growth in the near-term.
In 2017, we began experiencing performance issues including: manufacturing inefficiencies in our Reynosa, Mexico manufacturing facility, as well as startup inefficiencies in both our new Kansas City distribution facility in the Americas segment and our Romanian manufacturing facility in the Europe-Africa segment. In response to these challenges, we made organizational changes, enlisted the assistance of manufacturing consultants, and identified additional cost reduction projects, including the closure of two non-manufacturing facilities in our Americas segment. We believe the action plan we publicly communicated is substantially complete with respect to the Americas segment. While we expect the new leadership in Europe-Africa to enhance the focus on operational improvements, progress is expected to take longer to realize in this segment. In the short-term, the costs associated with executing these initiatives, including severance, unrecoverable lease obligations, and professional service fees, may affect our results and cash flows.
In 2018, the Company experienced a combination of increased distribution costs and constrained shipments from the Americas distribution network primarily resulting from the transfer of aftermarket shipping volume from Dallas, TX to Kansas City, KS.  Since amending our Term Loan on July 31, 2018, our Europe-Africa segment has continued to underperform.  Additionally, our new leadership team in Europe has performed an initial assessment of our business in that segment, resulting in reduced expectations through the remainder of 2018.  Primarily due to these factors as well as costs associated with remediating these factors, the Company has increased draws on our ABL and experienced a decline in Bank EBITDA.  Based on our results for the quarter-ended September 30, 2018 and our current forecast for the next twelve months, LTM Bank EBITDA will likely underperform management’s expectations at the time we entered into the Fourth Amendment.  In addition, total debt is expected to be higher than our projections at the time we entered into the Fourth Amendment.  As a result, we do not expect to comply with the 7.00 to 1.00 net leverage ratio covenant in our 2018 Term Loan Agreement for the quarter-ending December 31, 2018, which absent an amendment or waiver, would constitute a default when reported.  Such a default, if not cured, would allow the lenders to accelerate the maturity of the debt, making it due and payable at that time.  The Company is in active discussions with the administrative agent for the Term Loan lenders regarding the modification of covenant terms through the periods that will be impacted on an LTM basis by the factors described above and the Company believes it is probable that the Company will obtain an amendment modifying the covenant terms prior to triggering a default.

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
During the first quarter of 2018, the Company adopted the provisions of ASC 606, “Revenue from Contracts with Customers (Topic 606)”. Refer to Note 2, “New Accounting Pronouncements” and Note 3, “Revenues” in Part I, Item 1, “Notes to the Condensed Consolidated Financial Statements,” included within this quarterly report on Form 10-Q, related to the impact of the adoption on the Company’s financial statements and accounting policies.
During the third quarter of 2018, the Company adopted the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. Refer to the “Statement of Shareholder’s Equity” and Note 2, “New Accounting Pronouncements” in Part I, Item 1, Notes to the Condensed Consolidated Financial Statements,” included within this quarterly report on Form 10-Q, related to the impact of the adoption on the Company’s financial statements and accounting policies.
Except for accounting policies related to our adoption of ASC 606 and ASU 2018-02 in 2018, there were no material changes to the items that we disclosed as our critical accounting policies in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
We conduct business in various locations throughout the world and are subject to market risk due to changes in the value of foreign currencies. The functional currencies of our foreign subsidiaries are primarily the local currency in the country of domicile. We manage these operating activities at the local level and revenues and costs are generally denominated in local currencies; however, results of operations and assets and liabilities reported in U.S. dollars will fluctuate with changes in exchange rates between the local currencies and the U.S. dollar. A 10% change in average exchange rates versus the U.S. dollar would have resulted in an approximate $36.5 million and $35.3 million change to our net sales for the nine months ended September 30, 2018 and 2017, respectively.
We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding balances under our Term B Loan, at the Company’s election, bear interest at variable rates based on a margin over defined LIBOR. Based on the amount outstanding on the Term B Loan as of September 30, 2018 and 2017, a 100 basis point change in LIBOR would result in an approximate $1.9 million and $1.5 million, respectively, to our annual interest expense.
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

Evaluation of disclosure controls and procedures
As of September 30, 2018, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company’s disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
Beginning January 1, 2018, the Company implemented ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Although Topic 606 is expected to have an immaterial impact on the Company’s ongoing net income (loss), the Company did modify and add new controls designed to address risks associated with recognizing revenue under the new standard. The Company has therefore augmented internal control over financial reporting as follows:

▪	Enhanced the risk assessment process to take into account risks associated with the new revenue recognition standard.

▪	Added controls that address risks associated with the five-step model for recording revenue, including the revision of the Company’s contract review controls.
There were no other changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s purchases of its shares of common stock during the third quarter of 2018 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)
July 1 - 31, 2018	—		—	813,494
August 1 - 31, 2018	—		—	813,494
September 1 - 30, 2018	—		—	813,494
Total	—		—
__________________________
(a) The Company has a share repurchase program that was announced in May 2017 to purchase up to 1.5 million shares of the Company’s common stock. At the end of the third quarter of 2018, 813,494 shares of common stock remains to be purchased under this program. The share repurchase program expires on May 5, 2020.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits.
Exhibits Index:

3.1(a)	Amended and Restated Certificate of Incorporation of Horizon Global Corporation, as amended.
3.2(b)	Amended and Restated By-laws of Horizon Global Corporation.
10.1(a)
Fourth Amendment to Credit Agreement, dated as of July 31, 2018, to the Term Loan Credit Agreement, dated as of June 30, 2015, by and among Horizon Global Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Incorporated by reference to the Exhibit filed with our Quarterly Report on Form 10-Q filed on August 7, 2018 (File No. 001-37427).
(b)	Incorporated by reference to the Exhibit filed with our Current Report on Form 8-K filed on March 12, 2018 (File No. 001-37427).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON GLOBAL CORPORATION (Registrant)

/s/ DAVID G. RICE

Date:	November 8, 2018	By:	David G. Rice Chief Financial Officer