Form 10-K
period 2018-12-31
Horizon Global Corp
filed 2019-03-18
CIK 1637655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
__________________________________________________________________________________________________
Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
         Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☒    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 29, 2018 was approximately $145.0 million, based upon the closing sales price of the Registrant’s common stock, $0.01 par value, reported for such date on the New York Stock Exchange. For purposes of this calculation only, directors and executive officers are deemed to be affiliates of the Registrant.
As of March 12, 2019, the number of outstanding shares of the Registrant’s common stock, $0.01 par value, was 25,205,608 shares.
Portions of the Registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to, risks and uncertainties with respect to: the Company’s leverage; liabilities imposed by the Company’s debt instruments; market demand; competitive factors; supply constraints; material and energy costs; technology factors; litigation; government and regulatory actions including the impact of any tariffs; quotas or surcharges; the Company’s accounting policies; future trends; general economic and currency conditions; various conditions specific to the Company’s business and industry; and other risks that are discussed in, Part I, Item 1A, “Risk Factors.” The risks described in this Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
The cautionary statements set forth above should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. We caution readers not to place undue reliance on the statements, which speak only as of the date of this Annual Report on Form 10-K. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statement to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events, except as otherwise required by law.
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
We caution readers not to place undue reliance on forward-looking statements. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. We undertake no obligation to update publicly or otherwise, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1.    Business
Overview
Horizon Global Corporation, which we refer to herein as “Horizon,” “Horizon Global,” “we” or the “Company,” became an independent, publicly traded company as the result of a tax-free spin-off (the “Spin-off”) from TriMas Corporation, or “TriMas,” on June 30, 2015. To affect the Spin-off, each TriMas shareholder of record as of the close of business on June 25, 2015 (the “Record Date”) received two Horizon Global common shares for every five TriMas common shares held as of the Record Date. On July 1, 2015, the Company began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “HZN”.
We are a leading designer, manufacturer and distributor of a wide variety of high-quality, custom-engineered towing, trailering, cargo management and other related accessory products on a global basis, serving the automotive aftermarket, retail and original equipment manufacturers (“OEMs”) and servicers (“OESs”) (collectively “OEs”) channels.
The Company is organized into three operating segments: Horizon Americas, Horizon Asia-Pacific, and Horizon Europe-Africa. Horizon Americas has operations in North and South America and is generally a leader in towing and trailering-related products sold through retail, aftermarket, OE, e-commerce and industrial channels, especially in North America. Horizon Asia‑Pacific and Horizon Europe‑Africa focus their sales and manufacturing efforts outside of North and South America. Horizon Asia‑Pacific operates primarily in Australia, Thailand, and New Zealand, while Horizon Europe‑Africa operates primarily in Germany, France, the United Kingdom, Romania, and South Africa. We believe Horizon Asia‑Pacific and Horizon Europe‑Africa have been leaders in towing related products sold through the OE and aftermarket channels in their regions.
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
We believe no individual competitor serving the channels we participate in can match our broad product portfolio, which we categorize into the following four groups:

▪
Towing: This product category includes devices and accessories installed on a tow-vehicle for the purpose of attaching a trailer, camper, etc. such as hitches, fifth wheels, gooseneck hitches, weight distribution systems, wiring harnesses, draw bars, ball mounts, crossbars, tow bars, security and other towing accessories;

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

We have positioned our product portfolio to create a variety of options based on price-point, ranging from entry-level to premium-level products across most of our markets. We believe the brands we offer in our aftermarket channel have significant customer recognition, with the four most significant being Reese®, Hayman-Reese™, Draw-Tite® and Westfalia®. We believe all four have substantial market share and have been leading brands in the towing market for over 50 years. These brands provide the foundation of our market position based on worldwide commercial and consumer acceptance. We also maintain a collection of regionally recognized brands that include Aqua Clear™, Bulldog®, BTM, DHF, Engetran, Fulton®, Kovil, Parkside®, Reese Secure™, Reese Explorer™, Reese Power Sports, Reese Towpower™, ROLA®, Tekonsha®, Trojan®, WesBarg®, Witter Towbar

Systems and Best Bars®. In addition to these product brands, we historically marketed our products to our OE customers in the Asia-Pacific segment, and more recently in the Americas, under the name TriMotive.
Our Industry
Our products are sold into a diverse set of end-markets; the primary applications relate to automotive accessories for light and recreational vehicles. Purchases of automotive accessory parts are discretionary, and we believe demand is driven by macro-economic factors including (i) employment trends, (ii) consumer sentiment and (iii) fuel prices, among others.
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

OE Channels
The OE channel is comprised of automobile manufacturers and their dealer networks, referred to collectively as automotive OE, as well as non-automotive manufacturers of agricultural equipment, trailers, and other custom assemblies, collectively referred to as industrial OE. The two main components of this channel are OEMs and OESs. While OE demand is typically driven by planned production, suppliers also grow by increasing their product content on each unit produced through sales of existing product lines or expansion into new product line offerings. Given the consolidation and globalization throughout the automotive industry, suppliers combining a global presence with strong engineering, technology, manufacturing, supply chain and customer support will be best positioned to take advantage of automotive OE business opportunities.
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

Competitive Strengths
We believe our operating segments share and benefit from the following competitive strengths:

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

▪
Long-Term Relationships with a Diverse Customer Base.  Our customers encompass a broad range of OEs, mass merchants, e-commerce websites, distributors, dealers, and independent installers, representing multiple channels to reaching the end consumer. Blue chip customers include Ford Motor Company, FCA, Volkswagen, BMW, Mercedes-Benz, AutoZone, Amazon, Toyota, Canadian Tire, LKQ, U-Haul, Home Depot and Etrailer, among others. Our customer relationships are well established, with many exceeding 20 years. These strong partnerships can provide stability to our revenue base through economic cycles. We believe Horizon’s diverse product portfolio, global scale and flexible manufacturing capabilities enable us to provide a unique value proposition to customers.

▪
Globally Competitive Cost Structure.  Since becoming an independent public company, we have focused on margin improvement activities, identifying and acting on projects to reduce our cost structure. With focused, identifiable projects under way or complete, we believe we should benefit from improved operating margins and cash flow that can then be deployed to high-value creation activities. The combination of our strong brand names, leading market position, flexible manufacturing and sourcing operations have historically resulted in significant cash flow generation.

▪
Experienced Management Team. Our management team is led by our Chief Executive Officer, Carl Bizon, who has over 23 years of experience, most recently as the President of Horizon Americas. Prior to the Spin-off, he led TriMas’s international business, including both Europe-Africa and Asia-Pacific, as well as previously serving as Chief Executive Officer of Jayco Corporation. Brian Whittman, a Managing Director with Alvarez & Marsal North Americas, LLC, serves as our interim Chief Financial Officer since joining Horizon in October 2018. He brings more than 20 years of financial, operational and leadership experience to the role. James Tindell, interim President of Horizon Americas, has over 24 years of financial, operational, and business leadership experience with companies such as Black & Decker and Newell Rubbermaid. Jason Kieseker, President of Horizon Asia‑Pacific and Horizon Europe-Africa, joined the Horizon business in 2001 and has held various leadership roles primarily within our Horizon Asia‑Pacific business.
Key Business Priorities
Horizon Global established the following strategic platforms for value creation focused on business improvement and transformation, supported by a company culture of continuous improvement.

▪
Margin Expansion. Our first priority is to drive the organization to a 10% operating margin level. We believe the investments made in our facilities and equipment over the past few years, along with our efforts to realign our operations, should provide the foundation for additional margin expansion. We are developing an organization in which all team members are focused on constantly improving the efficiency of all operations through the adoption of lean and continuous improvement practices.

▪
Capital Structure. Our second priority is to improve our capital structure. Our goal is to gradually reduce leverage over time. We aim to accomplish this goal through both margin improvement as well as paying down our fixed obligations, and should we decide to do so, we have a structure in place that allows us to prepay debt in addition to the amortization required under our term debt.

▪
Operational Stabilization. Our third priority is to stabilize existing operations after significant management changes and changes in distribution footprint in the Americas and in manufacturing footprint in Europe-Africa during the year. We aim to have our distribution centers and manufacturing facilities operating efficiently and effectively to meet peak demand during our traditional summer selling season in 2019.

▪
Organic Growth.     Our fourth priority is to grow the business 3% to 5% on an organic basis, annually. We have identified five broad areas of focused growth activities, involving geographic markets and sales channels, which we believe are particularly aligned with our competitive strengths.

Growth Strategies
Prior to becoming an independent public company, Horizon operated on a regional basis under separate management teams, with independent business decisions and resource allocations made by the Horizon Americas, Horizon Asia‑Pacific and Horizon Europe‑Africa leaders. As a public company, we continue to reorganize our global operations to operate as a single combined entity. As a result, we believe that we have multiple opportunities to integrate, improve and grow our business, whether via organic initiatives or via acquisitions of new products or in new geographies, through the following strategies:

▪
Balanced Original Equipment and Aftermarket growth. The global market for accessories and vehicle personalization is increasing across channels. Automotive manufacturers are looking for suppliers to partner with to create genuine accessories to meet this need. Historically, this has been undertaken as a regional effort, but the growth of global automotive OE has increased the need for global suppliers. Our geographic footprint, existing customer relationships and the increase in global vehicle platforms align to present us with unique opportunities to grow with our automotive OE customers. The Company is positioned to balance and leverage the OE growth with growth in the aftermarket as we have significant brand recognition and strategic distributor and customer relationships.

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

▪
Low Cost Countries. We believe our manufacturing presence in Mexico, Romania and Thailand, provide opportunities for growth, while supporting both new and existing global customers in a cost-effective manner.

▪
Chinese Market.  China is in the early stages of adoption for towing and trailering products. As this adoption rate increases, there is an opportunity for us to bring our experience in the safe use of these products into the market in a meaningful capacity. The rapidly growing middle class, in concert with a developing interest in an outdoor recreational lifestyle, is expected to result in incremental demand for our automotive aftermarket products and accessories. We intend to leverage our existing relationships with global automotive OEs and our global manufacturing and distribution network to expand our sales as the economy continues to develop and expand.

▪
Product Innovation. Our presence in the OE channel and multiple geographic markets allows us to leverage development costs and product innovation tied to new vehicles across our entire global footprint.

Marketing, Customers and Distribution
Horizon employs a dedicated sales force in each of our primary channels. In serving our customers globally, we rely upon our strong historical customer relationships, custom engineering capability, brand recognition, broad product offerings, our established distribution network and varied merchandising strategies to bolster our towing, trailering, cargo management and accessory product sales. Significant Horizon customers include Ford Motor Company, Volkswagen, Toyota and General Motors/Holden in the OE channel; Tractor Supply Company and Super Retail Group in the retail channel; and LKQ, U-Haul and Redneck Trailer Supplies in the aftermarket channel. No customer represented greater than 10% of total revenue during the years ended December 31, 2018, 2017 or 2016.
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
Acquisition Strategy
We believe that our businesses have opportunity to grow through disciplined strategic acquisitions. We typically seek bolt-on acquisitions, in which we acquire another industry participant or adjacent product lines that enhance the strengths of our core businesses. When evaluating acquisition targets, we look for opportunities to expand our existing product offerings, gain access to new customers and end markets, add new early life cycle technologies, as well as add additional distribution channels, expand our geographic footprint and/or capitalize on scale and cost efficiencies.
Materials and Supply Arrangements
We procure a variety of materials from a global supplier base from around the world. We are sensitive to price movements in our raw materials supply base. Our largest material purchases are for steel, copper, and aluminum. We also consume a significant amount of energy via utilities in our facilities. Historically, when we have experienced increasing costs of steel, we have successfully passed those through to our customers, although sometimes with a delay due to competitive pressure.
Employees and Labor Relations
As of December 31, 2018, we employed approximately 4,200 people, of which approximately 11% were located in the United States. In the United States, we have no collective bargaining agreements. Employee relations have generally been satisfactory.
Seasonality and Backlog
We experience some seasonality in our business. Sales of towing and trailering products in the northern hemisphere, where we generate the majority of our sales, are generally stronger in the second and third calendar quarters, as trailer OEs, distributors and retailers acquire product for the spring and summer selling seasons. The Company’s businesses in the southern hemisphere are stronger in the first and fourth calendar quarters. In addition, within the OE channels, there is moderate seasonality due to production schedules and the launch of component production for new vehicle models, which generally occurs in the third calendar quarter of the year. Accordingly, our results reflect any seasonality we may experience. We normally do not consider order backlog to be a material factor in our businesses.

Environmental Matters
We are subject to U.S. federal, state and local, and non-U.S. international increasingly stringent environmental and safety and health laws and regulations, including those relating to air emissions, wastewater discharges and chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment and compliance with environmental permits. To date, costs of complying with environmental, health and safety requirements have not been material. However, the nature of our operations and our long history of industrial activities at certain of our current or former facilities, as well as those acquired, could potentially result in material environmental liabilities.
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
International Operations
Approximately 55.2% of our net sales for the year ended December 31, 2018 were derived outside of the United States. We may significantly expand our international operations through organic growth and acquisitions. In addition, approximately 74.0% of our consolidated property and equipment, net as of December 31, 2018 were located outside of the United States. We operate manufacturing facilities in Australia, Brazil, France, Germany, Romania, Mexico, New Zealand, South Africa, and Thailand.
Website Access to Company Reports
We use our Investor Relations website, www.horizonglobal.com, as a venue for routine distribution of important information, including news releases, analyst presentations and financial information. We post filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including our annual, quarterly, and current reports on Forms 10-K, 10-Q and 8-K, our proxy statements and any amendments to those reports or statements. All such postings and filings are available on our Investor Relations website free of charge. The SEC also maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report on Form 10-K unless expressly noted.

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
At December 31, 2018, we had total long-term debt of approximately $382.2 million (without giving effect to the equity component of our convertible senior notes or any debt discount). Our ability to make payments on our debt, fund our other liquidity needs, and make planned capital expenditures will depend on our ability to generate cash in the future. Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs and make planned capital expenditures.
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
The terms of the agreements governing our revolving credit facility and term loan restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
The terms of the agreements governing our revolving credit facility and term loan contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

▪	incur additional indebtedness and guarantee indebtedness;

▪	pay dividends or make other distributions or repurchase or redeem capital stock;

▪	prepay, redeem or repurchase certain debt;

▪	issue certain preferred stock or similar equity securities;

▪	make loans and investments;

▪	sell assets;

▪	incur liens;

▪	enter into transactions with affiliates;

▪	alter the businesses we conduct;

▪	enter into agreements restricting our subsidiaries’ ability to pay dividends; and

▪	consolidate, merge or sell all or substantially all of our assets.
In addition, the restrictive covenants in the agreements governing our revolving credit facility and term loan require us to maintain specified financial ratios and satisfy other financial condition tests. Although we entered into amendments to these agreements in March 2019 to, among other things, provide for a relaxation of certain of our financial covenants, our ability to meet the financial ratios and tests can be affected by events beyond our control, and we may be unable to meet them.
A breach of the covenants or restrictions under agreements governing our revolving credit facility and term loan could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the agreement governing our revolving credit facility would permit the lenders under our revolving credit facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our revolving credit facility and term loan, those lenders could proceed against the collateral granted them to secure that indebtedness. In the event our lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:

▪	limited in how we conduct our business;

▪	unable to raise additional debt or equity financing to operate during general economic or business downturns; and

▪	unable to compete effectively or to take advantage of new business opportunities.
These restrictions may affect our ability to grow in accordance with our strategy. In addition, our financial results, our substantial indebtedness and our credit ratings could adversely affect the availability and terms of our financing.
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
We are sensitive to price movements in our raw materials supply base. Our largest material purchases are for steel, copper and aluminum. The prices for these products have historically been volatile, fluctuate with worldwide market and economic conditions, import duties and tariffs, including the Section 232 steel and aluminum tariffs initiated by the U.S. government in 2018, and may increase as a result of various factors, including: a reduction in the number of suppliers due to restructuring, bankruptcies and consolidations, declining supply due to mine or mill closures and other factors that adversely impact supplier profitability, including increases in supplier operating expenses caused by rising raw material and energy costs. We may be unable to completely offset the impact with price increases on a timely basis due to outstanding commitments to our customers, competitive considerations or our customers’ resistance to accepting such price increases and our financial performance may be adversely impacted by further price increases. A failure by our suppliers to continue to supply us with certain raw materials or component parts on commercially reasonable terms, or at all, could have a material adverse effect on us. To the extent there are energy supply disruptions or material fluctuations in energy costs, our margins could be materially adversely impacted.
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
At December 31, 2018, our intangible assets and goodwill were approximately $78.1 million and $12.7 million, respectively. Intangibles and goodwill each represented approximately 15% and 2% of our total assets, respectively. If we experience declines in sales and operating profit or do not meet our current and forecasted operating budget, we may be subject to future impairment charges. Because of the significance of these assets, any future impairment could have a material adverse effect on our financial results.
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
A significant product liability lawsuit, warranty claim or product recall involving us could adversely affect our financial performance. In the event that our products fail to perform as expected, regardless of fault, and such failure results in, or is alleged to result in, bodily injury and/or property damage or other losses, we may be subject to product liability lawsuits and other claims or we may be required to participate in a recall or other corrective action involving such products. Further, any product liability or warranty issues may adversely affect our reputation as a manufacturer of high-quality, safe products, divert management’s attention, and could have a material adverse effect on our business.
We currently carry insurance and maintain reserves for potential product liability and recall claims. However, our insurance coverage may be inadequate if such claims do arise and any liability not covered by insurance could have a material adverse effect on our business. Although we have been able to obtain insurance in amounts we believe to be appropriate to cover such liability to date, our insurance premiums may increase in the future as a consequence of conditions in the insurance business generally or our situation in particular. Any such increase could result in lower net income or cause the need to reduce our insurance coverage. Any product liability claim may also include the imposition of punitive damages, the award of which, pursuant to certain state laws, may not be covered by insurance. Our product liability insurance policies have limits that, if exceeded, may result in material costs that could have an adverse effect on our future profitability. In addition, warranty claims are generally not covered by our product liability insurance.
Our business may be materially and adversely affected by compliance obligations and liabilities under environmental laws and regulations.
We are subject to increasingly stringent environmental laws and regulations at the local, state, national and international levels, and existing and any new laws and regulations, including those relating to air emissions, wastewater discharges and chemical and hazardous waste management, could affect our general business operations. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment and compliance with environmental permits. To date, costs of complying with environmental, health and safety requirements have not been material. However, the nature of our operations and our long history of industrial activities at certain of our current or former facilities, as well as those acquired, could potentially result in material environmental liabilities.
While we must comply with existing and pending climate change legislation, regulation and international treaties or accords, current laws and regulations have not had a material impact on our business, capital expenditures or financial position. We cannot assess the financial or operational impact of future regulatory changes; however, future events, including those relating to climate change or greenhouse gas regulation, could require us to incur expenses related to the modification or curtailment of operations, installation of pollution control equipment or investigation and cleanup of contaminated sites.
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

Our access to new capital may be impact by fluctuations in interest rates.
The Federal Reserve raised interest rates four times in 2018 and may raise them again in 2019. An increase in interest rates may result in tighter capital markets, increasing the cost and reducing the availability of debt financing. Restricted access to debt financing could impact that availability of working capital and may adversely affect us.
We have significant operating lease obligations and our failure to meet those obligations could adversely affect our financial condition.
We lease many of our manufacturing facilities and certain capital equipment. Our rental expense in 2018 under these operating leases was approximately $21.8 million. A failure to pay our rental obligations would constitute a default allowing the applicable landlord to pursue any remedy available to it under applicable law, which would include taking possession of our property and, in the case of real property, evicting us. These leases are categorized as operating leases and are not considered indebtedness for purposes of our debt instruments.
We may be subject to further unionization and work stoppages at our facilities or our customers may be subject to work stoppages, which could seriously impact the profitability of our business.
As of December 31, 2018, approximately 34% of our work force was unionized under several different unions. We are not aware of any present active union organizing drives at any of our other facilities. We cannot predict the impact of any further unionization of our workplace. Future labor disagreements could result in work stoppages. Any prolonged work stoppages at any of our facilities could have a material adverse effect on our business.
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
We have extensive operations outside of the United States. Approximately 55% of our net sales for the year ended December 31, 2018 were derived from sales by our subsidiaries located outside of the United States. In addition, we may significantly expand our international operations through internal growth and acquisitions.  International operations, particularly sales to emerging markets and manufacturing in non-U.S. countries, are subject to risks which are not present within U.S. markets, which include, but are not limited to, the following:

▪
changes in local government regulations and policies including, but not limited to, governmental embargoes, repatriation of earnings, expropriation of property, duty or tariff restrictions, investment limitations and tax policies;

▪	changes in local economic conditions;

▪	political and economic instability and disruptions, including labor unrest, civil strife, acts of war, guerrilla activities, insurrection and terrorism;

▪	legislation that regulates the use of chemicals;

▪	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act (“FCPA”);

▪	compliance with international trade laws and regulations, including export control and economic sanctions, such as anti-dumping duties;

▪	difficulties in staffing and managing multi-national operations;

▪	limitations on our ability to enforce legal rights and remedies;

▪	tax inefficiencies in repatriating cash flow from non-U.S. subsidiaries that could affect our financial results and reduce our ability to service debt;

▪	reduced protection of intellectual property rights;

▪	increasingly complex laws and regulations concerning privacy and data security, including the European Union’s General Data Protection Regulation; and

▪	other risks arising out of foreign sovereignty over the areas where our operations are conducted.
We are also exposed to risks relating to U.S. policy with respect to companies doing business in foreign jurisdictions, particularly in light of the current U.S. presidential administration. Changes in laws or policies governing the terms of foreign trade, in particular increased trade restrictions, tariffs or taxes on import from countries where we procure or manufacture products, such as China and Mexico, could have a material adverse effect on our business and results of operations. For instance, during 2018, the U.S. and Chinese governments have imposed a series of significant incremental retaliatory tariffs to certain imported goods. With respect to the automotive industry, the U.S. imposed tariffs on imports of certain steel, aluminum and automotive components, with China imposing retaliatory tariffs on certain automotive components. Given the uncertainty regarding the duration of the imposed tariffs, as well as the potential for additional tariffs by the U.S., China or other countries, as well as other changes in tax policy, trade regulations or trade agreements, and the Company’s ability to implement strategies to mitigate the impact of changes in tax policy, tariffs or other trade regulations, our exposure to the risks described above could have a material adverse effect on our business and results of operations.
Although our financial results are reported in U.S. dollars, a portion of our sales and operating costs are realized in foreign currencies. Our sales and profitability are impacted by the movement of the U.S. dollar against foreign currencies in the countries in which we generate sales and conduct operations. Long-term fluctuations in relative currency values could have an adverse effect on our operations and financial conditions.
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
The benefits from past or future acquisitions will depend, in part, on our ability to realize the anticipated growth opportunities and cost synergies. There is a significant degree of difficulty and management distraction inherent in the process of integrating acquisitions. There can be no assurance that we will successfully or cost-effectively integrate past or future acquisitions. The failure to do so could have a material adverse effect on our business, financial condition, and results of operations.

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
We collect, store, have access to and otherwise process certain confidential or sensitive data, including proprietary business information, personal data or other information that is subject to privacy and security laws, regulations and/or customer-imposed controls. Increased global information technology security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data and communications. While we attempt to mitigate these risks by employing a number of measures, monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks and products remain potentially vulnerable to advanced persistent threats. Depending on their nature and scope, such threats could potentially lead to the compromising of confidential information and communications, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, customer relationships, competitiveness and results of operations. We may be required to incur significant costs to remedy damages caused by these disruptions or security breaches or to protect against disruption or security breaches in the future.
A major disruption or failure of our information systems could harm our business.
We depend on integrated information systems to conduct our business. We may experience operating problems with our information systems as a result of system disruptions, failures, viruses, computer hackers or other causes. Any significant disruption or slowdown of our systems could cause customers to cancel orders or cause standard business processes to become inefficient or ineffective. An extended interruption of standard business processes may affect our profitability and financial position.
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
Risks Relating to Ownership of Our Common Stock
We are currently out of compliance with the NYSE's minimum market capitalization requirement and are at risk of the NYSE delisting our common stock, which would have an adverse impact on the trading volume, liquidity and market price of our common stock.
On January 3, 2019, we were notified (the “Notice”) by the New York Stock Exchange (the “NYSE”) that we were not in compliance with the continued listing standard set forth in Section 802.01B of the NYSE Listed Company Manual because our average market capitalization was less than $50 million over a consecutive 30 trading-day period and our stockholders’ equity was less than $50 million. We submitted a plan to the NYSE indicating that we currently intend to seek to cure the market capitalization condition by executing our strategic plan, which is expected to result in improved operational and financial performance that we expect will ultimately lead to a recovery of our common stock price and market capitalization. Our common stock could also be delisted if our average market capitalization over a consecutive 30 day-trading period is less than $15 million, in which case we would not have an opportunity to cure the deficiency, our common stock would be suspended from trading on the NYSE immediately, and the NYSE would begin the process to delist our common stock, subject to our right to appeal under NYSE rules. We cannot assure you that any appeal we undertake in these or other circumstances will be successful. While we are working to cure this deficiency and regain compliance with this continued listing standard, there can be no assurance that we will be able to cure this deficiency or if we will cease to comply with another continued listing standard of the NYSE.
A delisting of our common stock from the NYSE could negatively impact us as it would likely reduce the liquidity and market price of our common stock; reduce the number of investors willing to hold or acquire our common stock; and negatively impact our ability to access equity markets and obtain financing.
Our stock price may be subject to significant volatility due to our own results or market trends.
If our revenue, earnings or cash flows in any quarter fail to meet the investment community’s expectations, there could be an immediate negative impact on our stock price. Our stock price could also be impacted by broader market trends and world events unrelated to our performance.
Our issuance of convertible senior notes, or the issuance of any additional shares of our common stock or instruments convertible into shares of our common stock, could materially and adversely affect the market price of our common stock.
In February 2017, we issued $125.0 million aggregate principal amount of convertible senior notes. The convertible senior notes may be settled in cash, shares of common stock or a combination of cash and shares of common stock, at our option. In the future, we may issue additional shares of our common stock or other instruments convertible into, or exchangeable or exercisable for, shares of our common stock. The recent convertible senior notes issuance, and any future issuance of shares of our common stock or instruments convertible into, or exercisable or exchangeable into, shares of our common stock, may materially and adversely affect the market price of our common stock.
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
On December 22, 2017, U.S. tax reform legislation informally known as the Tax Cuts and Jobs Act, or the "Act,” was signed into law.  The Act makes substantial changes to U.S. tax law, including a reduction in the corporate tax rate, a limitation on deductibility of interest expense, a limitation on the use of net operating losses to offset future taxable income, the allowance of immediate expensing of capital expenditures, deemed repatriation of foreign earnings and significant changes to the taxation of foreign earnings going forward. We expect the Act to have significant effects on us, some of which may be adverse. For example, we would expect impacts on the amount of tax expense and deferred tax assets and liabilities recognized in the financial statements. The extent of the impact remains uncertain at this time and is subject to any other regulatory or administrative developments including any regulations or other guidance promulgated by the U.S. Internal Revenue Service. The Act contains numerous, complex provisions impacting U.S. multinational companies, and we continue to review and assess the legislative language and its potential impact on us.
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
As of December 31, 2018, our operations were conducted through 37 facilities in 18 countries. All of our principal manufacturing facilities are leased. The leases for our manufacturing facilities have initial terms that expire from 2019 through 2027 and are all renewable, at our option, for various terms, provided that we are not in default under the lease agreements. Our corporate headquarters are located in Troy, Michigan under a lease through October 2027. We believe that substantially all of our properties are in generally good condition and there is sufficient capacity to meet current and projected manufacturing, product development and logistics requirements and have developed a footprint strategy that supports our customers’ global needs.

The following list identifies, by operating segment, the location of our principal manufacturing and other facilities as of December 31, 2018:

Horizon Americas	Horizon Asia‑Pacific	Horizon Europe‑Africa
United States: Indiana: South Bend Michigan: Plymouth Texas: McAllen Kansas: Edgerton International: Brazil: Itaquaquecetuba, São Paulo Canada: Mississauga, Ontario Mexico: Reynosa	International: Australia: Keysborough, Victoria New Zealand: Manukau City Thailand: Chon Buri	International: Germany: Hartha Rheda-Wiedenbrück France: Luneray Romania: Braşov South Africa: Pretoria Springs United Kingdom: Deeside

Item 3.    Legal Proceedings
We are subject to claims and litigation in the ordinary course of business, but we do not believe that any such claim or litigation is likely to have a material adverse effect on our financial position, results of operations or cash flows. For additional information regarding legal proceedings, refer to note 14 “Contingencies,” included in Item 8, “Financial Statements and Supplementary Data,” within this Annual Report on Form 10-K.
Item 4.    Mine Safety Disclosures
Not applicable.
Supplementary Item. Executive Officers of the Company
The current executive officers of Horizon are as follows:
A. Carl Bizon. Mr. Bizon was appointed our President and Chief Executive Officer on October 29, 2018. From May 8, 2018 through October 28, 2018, Mr. Bizon served as interim President and Chief Executive Officer, and from January 29, 2018 through May 7, 2018 Mr. Bizon served as president of Horizon Global Americas segment. Prior to Horizon Global’s spin-off from its former parent company, TriMas Corporation (“TriMas”), Mr. Bizon led its international businesses from 2008 to 2015, including both Europe-Africa and Asia-Pacific. Before re-joining the Company, Mr. Bizon served as Chief Executive Officer at Jayco Corporation, Australia’s largest manufacturer of camper trailers, caravans and motorhomes. Prior to TriMas, he developed a strong knowledge and skill set in the areas of sales, manufacturing, customer management, product development, IT and large-scale project management at companies such as GWA International, Stramit Industries and Tubemakers. Mr. Bizon brings extensive experience in the manufacturing sector and expertise in operations.
Barry G. Steele. Mr. Steele has served as our Chief Financial Officer since February 18, 2019. Before joining Horizon, Mr. Steele served as Vice President of Finance and Chief Financial Officer of Gentherm Incorporated (“Gentherm”), a global developer and marketer of innovative thermal management technologies for a broad range of heating and cooling and temperature control applications for the automotive and medical markets, from 2004, and as its Treasurer from 2005, until January 2018. Prior to joining Gentherm, Mr. Steele held various finance positions with Advanced Accessory Systems, LLC, at the time, a global supplier of specialty accessories to the automotive industry, from 1997 to 2004, including Chief Accounting Officer, Chief Financial Officer, Corporate Controller and Financial Reporting Manager. From 1993 to 1997, Mr. Steele was Senior Auditor with Price Waterhouse LLP.
Brian Whittman. Mr. Whittman was appointed Vice President, Finance, Principal Financial and Accounting Officer of the Company effective February 18, 2019, prior to which Mr. Whittman served as interim Chief Financial Officer from November 9, 2018 to February 18, 2019. Whittman is currently a Managing Director at Alvarez & Marsal North America, LLC, part of a global professional services firm in Chicago, IL. He has 23 years of experience advising companies through performance improvement or financial restructuring across multiple industries, including automotive, manufacturing, and retail. Mr. Whittman has served in both executive officer and advisory roles while leading a number of complex engagements, most recently including Coriant, PSAV, Tribune and UCI International. Mr. Whittman began his career at Arthur Andersen and brings over 20 years of accounting and financial leadership experience.
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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, par value $0.01 per share, is listed for trading on the New York Stock Exchange, or NYSE, under the symbol “HZN.” As of March 12, 2019, there were 249 holders of record of our common stock.
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
Performance Graph
The following graph provides a comparison of the cumulative shareholder return on the Company’s common stock to the returns of the Russell 2000 Index and the average performance of the Company’s selected peer group(1) based on total shareholder return from July 1, 2015 (the first day our common stock began regular-way trading on the NYSE) through December 31, 2018. We have assumed that dividends have been reinvested and returns have been weighted-average based on market capitalization. The graph assumes that $100 was invested on July 1, 2015 in each of Horizon’s common stock, the stocks comprising the Russell 2000 Index and the stocks comprising the peer group.

______________
(1) Includes Ametek Inc., Dorman Products Inc., Douglas Dynamics, Inc., Federal Signal Corporation, Fox Factory Holding Corp., Gentex Corporation, Gentherm Incorporated, LCI Industries, Manitex International Inc., Motorcar Parts of America, Inc., Shiloh Industries, Inc., Spartan Motors, Inc., Standard Motor Products, Inc., Stoneridge, Inc., Strattec Security Corporation, Superior Industries International, Inc., Wabash National Corporation and WABCO Holdings Inc.
Issuer Purchases of Equity Securities
The Company’s purchases of its shares of common stock during the fourth quarter of 2018 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)
October 1 - 31, 2018	—	$—	—	813,494
November 1 - 30, 2018	—	$—	—	813,494
December 1 - 31, 2018	—	$—	—	813,494
Total	—	$—	—
__________________________
(a) The Company has a share repurchase program that was announced in May 2017 to purchase up to 1.5 million shares of the Company’s common stock. At the end of the fourth quarter of 2018, 813,494 shares of common stock remain to be purchased under this program. The share repurchase program expires on May 5, 2020.

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

	Year ended December 31,
	2018(a)	2017(a)	2016(a)	2015	2014
	(dollars in thousands, except per share data)
Statement of Income Data:
Net sales	$849,950	$892,980	$649,200	$575,510	$611,780
Gross profit	143,880	207,600	160,350	143,040	148,090
Operating profit (loss)	(170,390)	34,760	6,300	19,570	24,460
Net income (loss)	(204,900)	(4,770)	(12,660)	8,300	15,350
Net loss attributable to noncontrolling interest	(940)	(1,220)	(300)	—	—
Net income (loss) attributable to Horizon Global	(203,960)	(3,550)	(12,360)	8,300	15,350
Net income (loss) per share attributable to Horizon Global:
Basic	$(8.14)	$(0.14)	$(0.66)	$0.46	$0.85
Diluted	$(8.14)	$(0.14)	$(0.66)	$0.46	$0.85
Weighted average common shares outstanding:
Basic	25,053,013	24,781,349	18,775,500	18,064,491	18,062,027
Diluted	25,053,013	24,781,349	18,775,500	18,160,852	18,113,416
(a) 2018, 2017 and 2016 results include the impact of the Westfalia Group acquisition.

	December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Balance Sheet Data:
Total assets	$521,350	$661,030	$613,370	$331,580	$339,500
Short-term borrowings and current maturities, long-term debt	13,860	16,710	22,900	10,130	460
Long-term debt	350,650	258,880	327,040	178,610	300

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
Overview
Headquartered in Troy, Michigan, we are a leading designer, manufacturer and distributor of a wide variety of high-quality, custom-engineered towing, trailering, cargo management and other related accessory products on a global basis, primarily serving the automotive aftermarket, retail and OE channels, supporting our customers primarily through a regional service model.
Critical factors affecting our ability to succeed include: our ability to realize the expected economic benefits of the changes made to our manufacturing and distribution footprint and management team during 2017 and 2018; our ability to quickly and cost-effectively introduce new products; our ability to continue to integrate acquired companies or products that have historically supplemented existing product lines, add new distribution channels and expand our geographic coverage and realize desired operating efficiencies; our ability to manage our cost structure more efficiently via supply base management, internal sourcing and/or purchasing of materials, selective outsourcing and/or purchasing of support functions, working capital management, and leverage of our administrative functions. If we are unable to do any of the foregoing successfully, our financial condition and results of operations could be materially and adversely impacted.
We report shipping and handling expenses associated with Horizon Americas’ distribution network as an element of selling, general and administrative expenses in our consolidated statements of operations. As such, gross margins for Horizon Americas may not be comparable to those of Horizon Europe‑Africa and Horizon Asia‑Pacific, which primarily rely on third-party distributors, for which all costs are included in cost of sales.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our three operating segments:

	Year ended December 31,
	2018	As a Percentage of Net Sales	2017	As a Percentage of Net Sales	2016	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Horizon Americas	$390,690	46.0%	$439,700	49.2%	$443,240	68.3%
Horizon Europe‑Africa	323,260	38.0%	325,970	36.5%	104,080	16.0%
Horizon Asia‑Pacific	136,000	16.0%	127,310	14.3%	101,880	15.7%
Total	$849,950	100.0%	$892,980	100.0%	$649,200	100.0%
Gross Profit
Horizon Americas	$79,910	20.5%	$127,990	29.1%	$131,320	29.6%
Horizon Europe‑Africa	29,550	9.1%	46,760	14.3%	6,560	6.3%
Horizon Asia‑Pacific	34,420	25.3%	32,850	25.8%	22,470	22.1%
Total	$143,880	16.9%	$207,600	23.2%	$160,350	24.7%
Selling, General and Administrative Expense
Horizon Americas	$86,380	22.1%	$83,680	19.0%	$86,470	19.5%
Horizon Europe‑Africa	49,540	15.3%	47,750	14.6%	17,180	16.5%
Horizon Asia‑Pacific	14,230	10.5%	13,940	10.9%	11,210	11.0%
Corporate	35,210	N/A	26,250	N/A	30,290	N/A
Total	$185,360	21.8%	$171,620	19.2%	$145,150	22.4%
Net Loss on Disposition of Property and Equipment
Horizon Americas	$340	0.1%	$(240)	(0.1)%	$(230)	(0.1)%
Horizon Europe‑Africa	1,870	0.6%	(800)	(0.2)%	(280)	(0.3)%
Horizon Asia‑Pacific	(70)	(0.1)%	(170)	(0.1)%	(30)	—%
Corporate	—	N/A	(10)	N/A	—	N/A
Total	$2,140	0.3%	$(1,220)	(0.1)%	$(540)	(0.1)%
Operating Profit (Loss)
Horizon Americas	$(6,850)	(1.8)%	$44,060	10.0%	$38,680	8.7%
Horizon Europe‑Africa	(148,630)	(46.0)%	(1,790)	(0.5)%	(13,320)	(12.8)%
Horizon Asia‑Pacific	20,250	14.9%	18,740	14.7%	11,230	11.0%
Corporate	(35,160)	N/A	(26,250)	N/A	(30,290)	N/A
Total	$(170,390)	(20.0)%	$34,760	3.9%	$6,300	1.0%
Capital Expenditures
Horizon Americas	$6,760	1.7%	$10,150	2.3%	$5,550	1.3%
Horizon Europe‑Africa	4,500	1.4%	13,190	4.0%	4,670	4.5%
Horizon Asia‑Pacific	2,610	1.9%	2,440	1.9%	3,310	3.2%
Corporate	—	N/A	1,510	N/A	1,010	N/A
Total	$13,870	1.6%	$27,290	3.1%	$14,540	2.2%
Depreciation and Amortization
Horizon Americas	$8,160	2.1%	$10,660	2.4%	$10,750	2.4%
Horizon Europe‑Africa	12,090	3.7%	10,110	3.1%	3,290	3.2%
Horizon Asia‑Pacific	4,800	3.5%	4,310	3.4%	4,090	4.0%
Corporate	330	N/A	260	N/A	90	N/A
Total	$25,380	3.0%	$25,340	2.8%	$18,220	2.8%

Results of Operations
Year Ended December 31, 2018 Compared with Year Ended December 31, 2017
Overall, net sales decreased approximately $43.0 million, or approximately 4.8%, to $850.0 million during the twelve months ended December 31, 2018, as compared to $893.0 million during the twelve months ended December 31, 2017, primarily driven by a decrease in net sales in Horizon Americas, as well as a decrease in Horizon Europe‑Africa, which was partially offset by higher net sales in Horizon Asia‑Pacific. The decrease in net sales within Horizon Americas of approximately $49.0 million was primarily driven by challenges transitioning to a new aftermarket and retail distribution center in Kansas City, coupled with the decrease in sales related to the fourth quarter 2017 sale of the Broom and Brush product line. In addition, net sales decreased $2.7 million in Horizon Europe‑Africa primarily attributable to sales decreases in the automotive OES and aftermarket channels, partially offset by favorable currency exchange impacts in the operating segment. The net sales decrease was partially offset by an increase of $8.7 million in Horizon Asia‑Pacific, primarily attributable to a full year of sales in 2018 from a regional bolt-on acquisition completed in the third quarter of 2017.

Gross profit margin (gross profit as a percentage of net sales) approximated 16.9% and 23.2% during the twelve months ended
December 31, 2018 and 2017, respectively. Gross profit margin was negatively impacted by higher customer fines and penalties related to lower fulfillment rates and unfavorable input costs, including higher commodity costs in advance of pricing actions, higher freight costs and higher labor costs.
Operating profit (loss) margin (operating profit as a percentage of net sales) approximated (20.0)% and 3.9% during the twelve months ended December 31, 2018 and 2017, respectively. Operating profit (loss) decreased approximately $205.2 million, or 590.2%, to $(170.4) million during the twelve months ended December 31, 2018, as compared to $34.8 million during the twelve months ended December 31, 2017, primarily due to the impairment of goodwill and intangible assets totaling approximately $126.8 million in Horizon Europe‑Africa. Lower sales volumes and additional costs incurred from start-up challenges in the Americas’ new Kansas City distribution center, as well as higher input and commodity costs in Horizon Americas. In addition, sales mix changes, higher commodity costs, performance inefficiencies and supply chain costs in Horizon Europe‑Africa negatively impacted operating profit (loss). The remainder of the decline is primarily attributable to costs incurred with the terminated acquisition of the Brink Group and restructuring costs to realign the Company’s management and business footprint.
Interest expense increased approximately $5.3 million, to $27.7 million during the twelve months ended December 31, 2018, as compared to $22.4 million during the twelve months ended December 31, 2017, as a result of the increase in utilization of our revolving credit facilities, incremental $50.0 million in borrowings during the third quarter of 2018, and increased interest rate on our Term B Loan that occurred early in the third quarter of 2018.
Other expense, net increased approximately $10.4 million to $13.1 million during the twelve months ended December 31, 2018, as compared to $2.7 million during the twelve months ended December 31, 2017, primarily due to financing costs in connection with the pursuit of the Brink Group acquisition. The Brink Group acquisition was expected to close in the second quarter of 2018; however, the parties to the acquisition agreement mutually agreed to terminate the transaction. In addition, the company incurred a charge related to an unrelated acquisition indemnification asset.
The effective income tax rate for 2018 and 2017 was 3.0% and 195.8%, respectively. The lower effective income tax rate in 2018 is driven by the Company’s performance, as well as the impairment of goodwill recorded in Horizon Europe‑Africa, which does not result in the recognition of a tax benefit, coupled with the finalization of the transition tax in the U.S. and the recognition of certain jurisdictional valuation allowances, including in the U.S.
Net loss increased approximately $200.1 million, to a net loss of $204.9 million during the twelve months ended December 31, 2018, from a net loss of $4.8 million in 2017. The decrease was primarily the result of a $205.2 million increase in operating loss, primarily driven by the $126.8 million of impairment of goodwill and intangible assets coupled with operating losses in Horizon Americas and Horizon Europe‑Africa.
See below for a discussion of operating results by operating segment.

Horizon Americas.    Net sales decreased approximately $49.0 million, or 11.1%, to $390.7 million during the twelve months ended December 31, 2018, as compared to $439.7 million during the twelve months ended December 31, 2017. The retail and aftermarket channels in North America were primarily negatively impacted by delivery delays out of our Kansas City distribution facility during 2018 that resulted in lower sales volumes and additional fines and penalties, which was associated with challenges of operating this facility for its first busy season including implementing new processes and a warehouse management system. Net sales decreased $22.4 million and $17.6 million in the retail and aftermarket channels, respectively. Contributing to the decrease in net sales in the retail channel were $11.8 million in lower net sales due to the sale of Broom and Brush product line that occurred during the fourth quarter of 2017. Net sales decreased $7.8 million in the e-commerce channel primarily as a result of a shift in sales mix within the operating segment during 2018. Net sales in our automotive OEM channel increased $2.8 million primarily as a result of increased customer demand, which was partially offset by a decrease of $2.5 million in the automotive OES channel. The remainder of the change is attributable to unfavorable foreign currency translation impacts primarily related to operations in South America.
Horizon Americas’ gross profit decreased approximately $48.1 million to $79.9 million, or 20.5% of net sales, during the twelve months ended December 31, 2018, from approximately $128.0 million, or 29.1% of net sales, during the twelve months ended December 31, 2017. Approximately $13.8 million of this reduction was due to the decline in sales further noted above. Gross profit was also impacted by approximately $15.7 million of unfavorable input costs, including higher steel and other commodity costs and $6.2 million of higher freight out costs caused in part by reduced carrier capacity, all in advance of pricing actions. Further contributing to a decline in gross profit margin was approximately $7.6 million of incremental fines and penalties due to poor delivery performance from our new Kansas City distribution center. We also recorded $3.2 million of costs associated with closures of our Solon, Ohio and Mosinee, Wisconsin shared serviced and engineering facilities, as well as $0.7 million of other operational performance issues related to inefficiencies resulting from the Horizon Americas restructuring and footprint optimization. Gross profit was also negatively impacted by $2.6 million of outside service provider and expedited freight costs were incurred related to the paintline upgrade in our Mexico manufacturing facility completed in the fourth quarter of 2017, for which certain OE customer acceptance is pending. These negative factors were slightly offset by a $3.1 million benefit from reduced headcount and manufacturing efficiencies.
Selling, general and administrative expenses increased approximately $2.7 million to $86.4 million, or 22.1% of net sales, during the twelve months ended December 31, 2018, as compared to $83.7 million, or 19.0% of net sales, during the twelve months ended December 31, 2017. The increase was primarily due to approximately $4.4 million of costs associated with a project to optimize our distribution footprint, $5.4 million of costs, including severance, associated with the facility closures and costs related to other organizational restructuring efforts. The increase in costs was partially offset from cost savings efforts previously noted, which resulted in a decrease in salaries and other compensation of $3.8 million. In addition, there was $3.0 million of lower amortization year-over-year as certain customer relationships have fully amortized.
Horizon Americas’ operating profit (loss) decreased approximately $50.9 million to $(6.9) million, or (1.8)% of net sales, during the twelve months ended December 31, 2018, from $44.1 million, or 10.0% of net sales, during the twelve months ended December 31, 2017. Operating profit and operating profit margin decreased primarily due to lower sales volumes and mix coupled with additional costs incurred for ongoing operational improvement, restructuring and footprint optimization, unfavorable commodity costs, increased fines, penalties and freight costs, and operational inefficiencies and performance issues related to the operational and footprint optimization projects throughout the year.
Horizon Europe-Africa. Net sales decreased approximately $2.7 million, or 0.8%, to $323.3 million during the twelve months ended December 31, 2018, as compared to $326.0 million during the twelve months ended December 31, 2017, primarily due to decreases in the automotive OES channel of $7.4 million, the aftermarket channel of $5.3 million and the non-automotive business of $3.0 million. The aftermarket channel net sales decrease was primarily related to constrained product availability as a result of our production shift to our Braşov, Romania production facility, along with customer rationalization efforts. Favorable currency exchange impacts of approximately $14.1 million resulted from the euro strengthening during the year in relation to the U.S. dollar. The sales decreases noted above were offset by the automotive OEM channel, which increased $11.9 million, primarily due to higher volume with existing customers as a result of an increase in OEM sales demand throughout 2018.
Horizon Europe‑Africa’s gross profit decreased approximately $17.2 million to $29.6 million, or 9.1% of net sales during the twelve months ended December 31, 2018, from approximately $46.8 million, or 14.3% of net sales, during the twelve months ended December 31, 2017. Gross profit margin was negatively impacted by higher material costs of $13.4 million primarily related to the revenue mix as OEM business increased significantly, and aftermarket sales decreased, as well as increased commodity costs in advance of pricing actions, performance inefficiencies and higher supply chain costs related to the production realignment and rationalization. Further, $1.5 million of additional costs were incurred in 2018 related to the restructuring and realignment of the business footprint in Europe. In addition, the performance and supply chain inefficiencies in the operating segment resulted in $3.4 million of additional freight out costs year-over-year. The additional costs incurred were offset by $0.9 million of favorable currency exchange impacts and lower labor costs.
Horizon Europe‑Africa’s selling, general and administrative expenses increased approximately $1.8 million to $49.5 million, or 15.3% of net sales during the twelve months ended December 31, 2018, as compared to $47.8 million, or 14.6% of net sales during the twelve months ended December 31, 2017. The increase was primarily related to unfavorable foreign currency exchange of approximately $1.8 million which resulted from the euro strengthening during the year in relation to the U.S. dollar coupled with higher amortization costs, offset by lower personnel and certain operating segment support costs.
Horizon Europe‑Africa’s operating loss increased approximately $146.8 million to an operating loss of $148.6 million, or 46.0% of net sales, during the twelve months ended December 31, 2018, from an operating loss of $1.8 million, or 0.5% of net sales during the twelve months ended December 31, 2017. The operating loss was primarily due to the impairment of goodwill and trademark and trade names of approximately $126.8 million. The remainder of the decrease is due to unfavorable commodity costs which have not been fully recovered through pricing actions, manufacturing and distribution inefficiencies and higher freight costs, as well as the aforementioned unfavorable currency translation impacts.
Horizon Asia-Pacific.    Net sales increased approximately $8.7 million, or 6.8%, to $136.0 million during the twelve months ended December 31, 2018, as compared to $127.3 million during the twelve months ended December 31, 2017. A regional bolt-on acquisition completed in the third quarter of 2017 contributed an increase of $8.3 million in net sales due to having a full year of sales in 2018 from the acquired entity coupled with increased volumes in the automotive OES channel. The net sales increase was offset by unfavorable currency exchange impacts of approximately $2.1 million in the operating segment.
Horizon Asia‑Pacific’s gross profit increased approximately $1.6 million to $34.4 million, or 25.3% of net sales during the twelve months ended December 31, 2018, from approximately $32.9 million, or 25.8% of net sales, during the twelve months ended December 31, 2017. The improvement in gross profit was primarily driven by the increased sales volume from the aforementioned acquisition and automotive OES channel volumes, offset by unfavorable channel mix.
Selling, general and administrative expenses remained relatively consistent at approximately $0.3 million to $14.2 million, or 10.5% of net sales during the twelve months ended December 31, 2018, as compared to $13.9 million, or 10.9% of net sales, during the twelve months ended December 31, 2017. Although the costs remained consistent year-over-year, the operating segment realized cost savings efficiencies through lower support costs as a percentage of net sales.
Horizon Asia‑Pacific’s operating profit increased approximately $1.5 million to $20.3 million, or 14.9% of net sales, during the twelve months ended December 31, 2018, from $18.7 million, or 14.7% of net sales during the twelve months ended December 31, 2017, primarily due to increased volumes from the bolt-on acquisition and automotive OES volumes, as well as SG&A cost savings efficiencies.
Corporate Expenses.  Corporate expenses included in operating profit (loss) increased approximately $8.9 million to $35.2 million during the twelve months ended December 31, 2018, as compared to $26.3 million during the twelve months ended December 31, 2017. The increase year over year is primarily attributable to approximately $10.7 million of expenses related to the termination of the Brink Group acquisition, which includes a net $5.5 million break fee. In addition, the Company incurred $4.0 million of severance costs during the year associated with the restructuring of the executive management team. The additional costs incurred were partially offset by $2.6 million of costs incurred in 2017, related to the integration of the Westfalia Group, which did not reoccur in 2018. In addition, the cost increases were offset by personnel costs savings primarily a result of $2.3 million of lower incentive compensation and $1.2 million of other compensation related costs.

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016
Overall, net sales increased approximately $243.8 million, or approximately 37.6%, to $893.0 million in 2017, as compared to $649.2 million in 2016. Net sales within our Horizon Europe‑Africa operating segment increased $221.9 million primarily driven by our fourth quarter 2016 acquisition of the Westfalia Group, which added net sales of $208.5 million to Horizon Europe‑Africa’s results in 2017 compared to 2016. Net sales within our Horizon Asia‑Pacific operating segment increased by $25.4 million due to a regional bolt-on acquisition and net sales to a new customer. Net sales within our Horizon Americas operating segment decreased $3.5 million driven by decreases in the retail and aftermarket channels, which were partially offset by an increase within the automotive OE, e-commerce, and industrial channels.

Gross profit margin (gross profit as a percentage of net sales) approximated 23.2% and 24.7% in 2017 and 2016, respectively. The overall decline in gross profit margin is the result of a shift in concentration of net sales from our higher margin Horizon Americas operating segment to our lower margin Horizon Europe‑Africa operating segment. Further, gross profit margin declined in our Horizon Americas operating segment as the negative impacts of unfavorable commodity prices more than offset the lower costs and cost savings realized in 2017 from the consolidation of our manufacturing facilities that occurred in 2016. Gross profit margin improved in our Horizon Asia‑Pacific operating segment as a result of increased sales volumes and productivity initiatives. An increase in gross profit margin in our Horizon Europe‑Africa operating segment is primarily due to the acquisition of the Westfalia Group.
Operating profit margin (operating profit as a percentage of net sales) approximated 3.9% and 1.0% in 2017 and 2016, respectively. Operating profit increased $28.5 million, or 451.7%, to $34.8 million in 2017 as compared to $6.3 million in 2016, as a result of an operating profit margin improvement across all of our operating segments. Operating profit margin increased in our Horizon Europe‑Africa operating segment driven by the Westfalia Group. Operating profit margin was positively impacted by $8.4 million of lower expenses compared to 2016 related to the impairment of intangible assets in our Horizon Americas and Horizon Europe-Africa operating segments. Increased volumes and operational improvements in our Horizon Asia‑Pacific operating segment also favorably impacted operating profit margin. Further contributing to the increase in operating profit margin was a decrease in corporate expenses primarily due to lower costs associated with the Westfalia Group acquisition.
Interest expense increased approximately $2.3 million, to $22.4 million in 2017, as compared to $20.1 million in 2016, primarily due to additional interest and non-cash amortization of debt discount and issuance costs related our Convertible Notes (as defined below) issued in early 2017.
Other expense, net remained relatively flat at $2.7 million in 2017 compared to $2.6 million in 2016.
The effective income tax rate for 2017 and 2016 was 195.8% and 22.8%, respectively. The 2017 Tax Cuts and Jobs Act (the “Act”) created an $11.9 million tax charge that was the main driver of change in effective tax rate. This amount largely reflects transition tax but also includes other provisions of the Act applicable to the Company. Two other main factors influenced both the 2017 and 2016 effective tax rates. First, nondeductible transaction costs associated with foreign acquisitions resulted in additional tax expense of $1.6 million and $2.7 million during December 31, 2017 and 2016, respectively. Second, income tax benefits associated with the release of certain unrecognized tax positions were recognized in 2017 and 2016 for approximately $4.0 million and $1.3 million, respectively.
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
See below for a discussion of operating results by operating segment.
Horizon Americas.  Net sales decreased approximately $3.5 million, or 0.8%, to $439.7 million in 2017, as compared to $443.2 million in 2016. Net sales in our retail channel decreased approximately $14.5 million primarily due to point of sale weakness and reductions in inventory levels at our mass merchant retail customers, as well as the sale of our Broom and Brush product line during the fourth quarter of 2017. Further contributing to a net sales shortfall in the channel were stock take-outs by retailers, as well as delivery delays during the fourth quarter of 2017 as we transitioned to a new distribution facility. Net sales in our aftermarket channel decreased by approximately $1.8 million primarily due to challenges faced during the integration of our ERP system in early 2017, which were partially offset by increased sales with our warehouse distribution partners. Partially offsetting these decreases were increases in our automotive OE, e-commerce, and industrial channels. Net sales in our automotive OE channel increased approximately $4.2 million due to increased volumes on existing programs with major customers, partially offset by higher volumes in 2016 due to the launch of a new program with another major customer that did not reoccur. Net sales in our e-commerce channel increased by approximately $4.2 million as higher demand as we believe the way consumers do business appears to be evolving to online research and purchasing. Partially offsetting this increase was reduced sales to certain customers who did not maintain channel pricing discipline. Net sales in our industrial channel increased approximately $3.9 million as a result of increased demand from trailer manufacturers and increased production levels. The remainder of the change is due to favorable currency exchange as the Brazilian real strengthened in relation to the U.S. dollar.

Horizon Americas’ gross profit decreased approximately $3.3 million to $128.0 million, or 29.1% of net sales, in 2017, from approximately $131.3 million, or 29.6% of net sales, in 2016. Negatively impacting gross profit margin was approximately $6.0 million of unfavorable commodity prices and freight costs and approximately $0.3 million of costs associated with upgrading a paintline in our plant in Mexico. Partially offsetting these decreases was approximately $3.3 million of lower costs due to the consolidation of our manufacturing facilities during 2016 that did not reoccur in 2017. The remainder of the change is a result of lower sales levels and unfavorable currency exchange.
Selling, general and administrative expenses decreased approximately $2.8 million to $83.7 million, or 19.0% of net sales, in 2017, as compared to $86.5 million, or 19.5% of net sales, in 2016. Approximately $3.4 million of the decrease is due to actions to reduce people costs and approximately $1.5 million of the decrease is due to lower legal costs as a result of an award settlement that was received in the fourth quarter of 2017. These decreases were partially offset by approximately $1.7 million of costs associated with a project to optimize our distribution footprint and unfavorable currency exchange.
Horizon Americas’ operating profit increased approximately $5.4 million to $44.1 million, or 10.0% of net sales, in 2017, from $38.7 million, or 8.7% of net sales, in 2016. Operating profit increased primarily due to approximately $6.0 million of lower expense related to the impairment of intangible assets during 2016. Partially offsetting this decrease were unfavorable commodity prices, higher freight costs, and lower selling, general and administrative expenses.
Horizon Europe‑Africa. Net sales increased approximately $221.9 million, or 213.2%, to $326.0 million in 2017, as compared to $104.1 million in 2016, primarily due to the Westfalia Group, acquired in the fourth quarter of 2016, which added approximatively $208.5 million in net sales compared to 2016. The remainder of the change is primarily due to favorable currency exchange as the strengthening of the euro more than offset the weakening of the British pound in relation to the U.S. dollar.
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
Horizon Europe‑Africa’s operating loss increased approximately $11.5 million to an operating loss of $1.8 million, or 0.5% of net sales, in 2017, from an operating loss of $13.3 million, or 12.8% of net sales in 2016, primarily due to the inclusion of the Westfalia Group in results for the full year of 2017 compared to the fourth quarter of 2016. Further, operating loss decreased due to approximately $2.4 million of lower expense related to the impairment of intangible assets during 2016. These decreases to operating loss were partially offset by increased costs associated with establishing a management structure in the region.
Horizon Asia‑Pacific. Net sales increased approximately $25.4 million, or 25.0%, to $127.3 million in 2017, as compared to $101.9 million in 2016. A regional bolt-on acquisition, completed in the third quarter of 2017, contributed an increase of $10.8 million in net sales. The increase in net sales in our industrial channel of approximately $8.1 million is primarily due to a full year of sales from a new product launched in the fourth quarter of 2016 with a new customer. Net sales in our automotive OE channel, exclusive of this acquisition, increased $1.6 million due to increased volumes on existing programs in our businesses in Australia and Thailand. Net sales in our aftermarket channel increased $1.3 million as a result of strong demand within the region. The remainder of the increase is a result of favorable currency exchange as the Australian dollar, Thai baht, and New Zealand dollar strengthened in relation to the U.S. dollar.
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
Corporate Expenses.   Corporate expenses decreased approximately $4.0 million to $26.3 million in 2017, as compared to $30.3 million in 2016. Corporate expenses decreased approximately $6.5 million due to lower expenses related to the acquisition of Westfalia Group, partially offset by $1.9 million of expenses related to completed or announced acquisitions in 2017. The remainder of the change was due to increased professional fees for various human resource, information technology, and compliance initiatives.
Liquidity and Capital Resources
Our capital and working capital requirements are funded through a combination of cash flows from operations, cash on hand and various borrowings and factoring arrangements described below, including our asset-based revolving credit facility (“ABL Facility”). We utilize intercompany loans and equity contributions to fund our worldwide operations. See Note 10, “Long-term Debt” included in Item 8, “Financial Statements and Supplementary Data,” within this Annual Report on Form 10-K. As of December 31, 2018 and 2017, there was $26.1 million and $23.7 million, respectively, of cash held at foreign subsidiaries. There may be country specific regulations which may restrict or result in increased costs in the repatriation of these funds.
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
In 2018, the Company experienced a combination of increased distribution costs and constrained shipments from the Americas distribution network primarily resulting from the start-up of its new Kansas City, Kansas aftermarket and retail distribution center.  Since amending our Term B Loan on July 31, 2018, Europe-Africa has continued to underperform. Due to these factors, as well as costs associated with remediating these factors, the Company has increased draws on its ABL and experienced a decline in Bank EBITDA.  In addition, total debt is higher than our projections at the time we entered into the Fourth Amendment to the Term B Loan. However, as further detailed below, because of the Sixth Amendment to the Term B Loan, the Company is in compliance with all of its financial covenants as of the period ended December 31, 2018. Refer to Note 22, “Subsequent Events,” in Item 8, “Financial Statements and Supplementary Data,” included within this Annual Report on Form 10-K for additional information.
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
Concurrently, the Company completed an underwritten public offering of $125.0 million aggregate principal amount of Convertible Notes. The Convertible Notes mature on July 1, 2022 unless earlier converted in accordance with the terms prior to such date, and bears interest at a rate of 2.75% per annum. We used net proceeds from the Convertible Notes offering, along with proceeds from the issuance of common stock, to prepay $177.0 million of the Term B Loan. Additionally, on March 31, 2017, we entered into the Third Amendment to the Term B Loan. This amendment allowed us to repay the existing Original Term B Loan and Incremental Term Loans and provided for the Replacement Term Loan, which reduced the required principal payments by $2.7 million per quarter and reduced the interest rate by 1.5% per annum. Furthermore, on July 31, 2018, the Company entered into the Fourth Amendment to the Term B Loan. This amendment provided for additional borrowing of $50.0 million that were used to pay outstanding balances under the ABL Loan Agreement, pay fees and expenses in connection with the amendment and for general corporate purposes. Refer to Note 10, “Long-term Debt” included in Item 8, “Financial Statements and Supplementary Data,” within this Annual Report on Form 10-K for additional information.

Cash Flows - Operating Activities
Net cash used for operating activities in 2018 was approximately $70.5 million, as compared to a net source of cash of $14.2 million in 2017. In 2018, the Company used $41.3 million in cash flows, based on the reported net loss of $204.9 million and after considering the effects of non-cash items related to gains and losses on dispositions of property and equipment, depreciation, amortization, goodwill and intangible asset impairment, stock compensation, changes in deferred income taxes, amortization of original issuance discount and debt issuance costs, and other, net. In 2017, the Company generated $36.5 million based on the reported net loss of $4.8 million and after considering the effects of similar non-cash items.
Changes in operating assets and liabilities used approximately $29.3 million and $22.3 million of cash in 2018 and 2017, respectively. Increases in accounts receivable resulted in a net use of cash of $21.9 million and $9.5 million in 2018 and 2017, respectively. The increase in accounts receivable in 2018 was primarily driven by the recall insurance recovery related to potential claims related to product sold by Horizon Europe-Africa arising from potentially faulty components provided by a supplier. The increase was also driven by pull ahead of collection efforts in 2017 that was not repeated in 2018, in addition to a larger portion of the sales growth being in our Horizon Americas segment, as opposed to growth in 2017 in our Horizon Europe-Africa segment which factors a large portion of their receivables. The increase in accounts receivable in 2017 was primarily driven by an increase in tax-related receivables.
Changes in inventory resulted in a net use of cash of $7.5 million and $17.7 million in 2018 and 2017, respectively. The increase in inventory in 2018 is due to the increased material costs in addition to a buildup in anticipation of meeting Q1 2019 sales demand. The increase in inventory in 2017 was primarily due to sales shortfall in our Americas operating segment in the fourth quarter driven by a system stock take-out by our retail customers and delivery delays related to the transition to a new distribution center.
Changes in prepaid expenses and other assets resulted in a net source of cash of $6.9 million and $1.4 million in 2018 and 2017, respectively. The decrease in prepaid expenses and other assets in 2018 was primarily due to a change in the timing of customer payments and a reduction of tooling projects. The decrease in prepaid expenses and other assets in 2017 was primarily due to a change in the timing of payments as certain large contracts were renewed late in 2016.
Changes in accounts payable and accrued liabilities resulted in a use of cash of $6.8 million in 2018, as compared to a net source of cash of approximately $3.5 million in 2017. The decrease in accounts payable and accrued liabilities in 2018 was primarily related to payments made to vendors with funding from the Term B Loan. The increase in accounts payable and accrued liabilities in 2017 was primarily due to the timing of payments made to suppliers, mix of vendors and related terms.
Cash Flows - Investing Activities
Net cash used for investing activities in 2018 was approximately $13.7 million, as compared to $40.7 million in 2017. During 2018, we invested approximately $13.9 million in capital expenditures, as we have continued our investment in growth, capacity and productivity-related capital projects. During 2017, we acquired Best Bars for total cash consideration paid of $19.8 million. In addition, we invested approximately $27.3 million in capital expenditures, as we have continued our investment in growth, capacity and productivity-related capital projects. Cash received from the disposition of assets was approximately $6.4 million in 2017 and included $4.3 million net cash received from the sale of our Broom and Brush product line.
Cash Flows - Financing Activities
Net cash provided by financing activities was approximately $82.4 million and $3.7 million in 2018 and 2017, respectively. During 2018, proceeds from borrowings on our Term B Loan were $45.4 million, net of issuance costs; net borrowings from our ABL Facility totaled $51.6 million, while we used cash of $9.1 million for repayments on our Term B Loan. During 2017, we received proceeds of $121.1 million from the issuance of our Convertible Notes, net of issuance costs; $79.9 million from the issuance of common stock, net of offering costs; $20.9 million from the issuance of Warrants; and our net borrowing from our ABL Facility totaled $10.0 million. We used cash of approximately $189.8 million for repayments on our Term B Loan, $29.7 million for payments on Convertible Note Hedges, net of issuance costs, and approximately $10.0 million to repurchase shares as part of our Share Repurchase Program.
Factoring Arrangements
The Company has factoring arrangements with financial institutions to sell certain accounts receivable under certain recourse and non-recourse agreements. Total receivables sold under the factoring arrangements was approximately $242.8 million and $257.5 million for the years ended December 31, 2018 and December 31, 2017, respectively. We utilize factoring arrangements as part of our financing for working capital. The costs of participating in these arrangements are immaterial to our results. Refer to Note

3, “Summary of Significant Accounting Policies” in Item 8, “Financial Statements and Supplementary Data,” included within this Annual Report on Form 10-K for additional information.
Our Debt and Other Commitments
We and certain of our subsidiaries are party to the ABL Facility, an asset-based revolving credit facility that provides for $99.0 million of funding on a revolving basis, subject to borrowing base availability. The ABL Facility matures in June 2020 and bears interest on outstanding balances at variable rates as outlined in the credit agreement. On June 30, 2015, we entered into a term loan agreement (the “Original Term B Loan”) under which we borrowed an aggregate amount of $200.0 million. On September 19, 2016, we entered into the First Amendment to the Original Term B Loan (the “Term Loan Amendment”) which provided for incremental commitments in an aggregate principal amount of $152.0 million (the “Incremental Term Loans”). On March 31, 2017, we entered into the Third Amendment to the Original Term B Loan (the “Replacement Term Loan”) which amended the Term B Loan to provide for a new term loan commitment. The proceeds from the Replacement Term Loan were used to repay in full the outstanding principal of the Term B Loan. As part of the amendment, the interest rate was reduced by 1.5% per annum and the quarterly principal payments required under the Original Term B Loan and the Term Loan Amendment of $4.6 million in total were reduced to an aggregate principal payment of $2.6 million. On and after the Replacement Term Loan Amendment effective date, each reference to “Term B Loan” is deemed to be a reference to the Replacement Term Loan.
On July 31, 2018, the Company entered into the Fourth Amendment to the Term B Loan. The 2018 Incremental Term Loan provided for additional borrowings of $50.0 million that were used to pay outstanding balances under the ABL Loan Agreement, pay fees and expenses in connection with the amendment and for general corporate purposes. Borrowings under the 2018 Incremental Term Loan bear interest, at the Company’s election, at either (i) the Base Rate plus 5.0% per annum, or (ii) LIBOR, with a 1.0% floor, plus 6.0% per annum. Principal payments required under the 2018 Incremental Term Loan are $2.6 million due each calendar quarter beginning September 2018. The Term B Loan matures in June 2021. Refer to Note 10, “Long-term Debt,” in Item 8, “Financial Statements and Supplementary Data,” included within this Annual Report on Form 10-K for additional information.
On February 1, 2017, the Company completed a public offering of 2.75% Convertible Senior Notes due 2022 (the “Convertible Notes”) in an aggregate principal amount of $125.0 million. Interest is payable on January 1 and July 1 of each year, beginning on July 1, 2017. At December 31, 2018 there was $61.6 million outstanding on the ABL Facility and $190.5 million outstanding on the Term B Loan bearing interest at 6.07%.
The agreements governing the ABL Facility and Term B Loan contain various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including restrictions on incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The ABL Facility does not include any financial maintenance covenants other than a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing twelve-month basis, which will be tested only upon the occurrence of an event of default or certain other conditions as specified in the agreement. The Term B Loan contains customary negative covenants, and also contains a financial maintenance covenant which requires the Company to maintain a net leverage ratio not exceeding 7.00 to 1.00 through the fiscal quarter ending December 31, 2018, 6.50 to 1.00 through the fiscal quarter ending March 31, 2019; 5.00 to 1.00 through the fiscal quarter ended June 30, 2019; 4.75 to 1.00 through the fiscal quarter ended September 30, 2019; and thereafter, 4.50 to 1.00. At December 31, 2018, due to the factors mentioned above, we did not comply with the 7.00 to 1.00 net leverage ratio covenant in our 2018 Term Loan Agreement for the quarter-ending December 31, 2018, which absent an amendment or waiver, would constitute a default when reported.
Senior Term Loan Agreement
On February 20, 2019, the Company entered into a Credit Agreement (the “Senior Term Loan Agreement”) with Cortland Capital Markets Services LLC, as administrative agent and collateral agent, and the lenders party thereto. The Senior Term Loan Agreement provided for a short-term loan facility in the aggregate principal amount of $10.0 million, all of which was borrowed by the Company. Certain of the lenders under the Company’s Term Loan Agreement, are the lenders under the Senior Term Loan Agreement.
The Senior Term Loan Agreement required the Company to obtain additional financing in amounts and on terms acceptable to the lenders. Borrowings under the Senior Term Loan Agreement originally matured on March 7, 2019, but were extended to March 15, 2019. The Senior Term Loan Agreement was repaid on March 15, 2019, in conjunction with the additional financing further detailed below.

Second Lien Term Loan Agreement
On March 15, 2019, the Company entered into a Credit Agreement (the “Second Lien Term Loan Agreement”) with Cortland Capital Markets Services LLC, as administrative agent and collateral agent, and certain funds managed by Corre Partners Management LLC and any assignees thereof as the lenders. The Second Lien Term Loan Agreement provides for a term loan facility in the aggregate principal amount of $51.0 million and matures on September 30, 2021. The Second Lien Term Loan Agreement is secured by a second lien on substantially the same collateral as the Term B Loan, bears an interest rate of LIBOR plus 11.5% payable in kind through an increase in principal balance, and is subject to various affirmative and negative covenants including a secured net leverage ratio tested quarterly, commencing with the fiscal quarter ending on December 31, 2019, which shall not exceed (x) 6.75 to 1.00 as of the last day of any fiscal quarter ending on or prior to June 30, 2020 and (y) 5.25 to 1.00 as of the last day of any fiscal quarter ending on or after September 30, 2020.
Pursuant to the Second Lien Term Loan Agreement, the Company will issue 6.25 million detachable warrants to purchase common stock of the Company, which can be exercised on a cashless basis with a five-year term with an exercise price of $1.50 per share. A portion of the warrants will not be issued unless approved by a shareholder vote, and 18% percent interest paid in kind preferred stock will be issued in the interim and will be cancelled and converted into warrants upon receipt of shareholder approval.
In connection with the entry into the Second Lien Term Loan Agreement, we agreed to appoint four new members to our board of directors within seven business days of closing, and that the four new members of our board will constitute a majority of our board of directors.
The proceeds, net of applicable fees, of the Second Lien Term Loan Agreement were used to repay the Senior Term Loan Agreement and to provide additional liquidity and working capital for the Company.
Term Loan Agreement
On February 20, 2019, the Company entered into the Fifth Amendment to Credit Agreement (the “Fifth Term Amendment”) to amend the Term Loan Agreement to permit the Company to enter into the Senior Term Loan Agreement and tightened certain indebtedness, asset sale, investment and restricted payment baskets.
On March 15, 2019, the Company entered into the Sixth Amendment to Credit Agreement (the “Sixth Term Amendment”) to amend the Term Loan Agreement to permit the Company to enter into the Second Lien Term Loan Agreement, which amended certain financial covenants to provide for relief based on the Company’s 2018 results and 2019 budget, and to make certain other affirmative and negative covenants more restrictive.
The prior net leverage covenant ratio was eliminated and replaced with a first lien leverage covenant starting with the 12-month period ending September 2019 as follows:
September 30, 2019: 8.25:1.00
December 31, 2019: 6.25:1.00
March 31, 2020: 5.50:1.00
June 30, 2020: 5.00:1.00
September 30, 2020 and each fiscal quarter ending thereafter: 4.75:1.00
The Sixth Term Amendment also adds a fixed charge coverage covenant starting with fiscal quarter ending March 31, 2020, a minimum liquidity covenant of $15.0 million starting March 31, 2019, and a maximum capital expenditure covenant of $15.0 million for 2019 and $25.0 million annually thereafter. The interest rate on the Term Loan Agreement is also amended to add 3.0% paid in kind interest in addition to the existing cash pay interest.
Because of the Sixth Term Amendment, the Company is in compliance with all of its financial covenants as of the period ending December 31, 2018.
ABL Facility
On February 20, 2019, the Company entered into the Fourth Amendment to amend the ABL Loan Agreement (the “Fourth ABL Amendment”). The Fourth ABL Amendment, among other modifications, permitted the Company to enter into the Senior Term

Loan Agreement and make certain indebtedness, asset sale, investment and restricted payment baskets covenants more restrictive.
On March 7, 2019, the Company entered into the Fifth Amendment to amend the ABL Loan Agreement (the “Fifth ABL Amendment”). The Fifth ABL Amendment allowed for the extension of the Senior Term Loan Agreement to March 15, 2019.
On March 15, 2019, the Company entered into the Sixth Amendment to amend the ABL Loan Agreement (the “Sixth ABL Amendment”). The Sixth ABL Amendment allowed for the Company to enter into the Second Lien Term Loan Agreement and provided for certain other modifications of the ABL Loan Agreement. In particular, the ABL Loan Agreement was modified to (a) increase the interest rate by 1%, (b) reduce the total facility size to $90.0 million, and to limit ability to add debt in the future.
Covenant and Liquidity Matters
As a result of the above series of modifications and additional debt facilities and our current forecast through March 2020, the Company believes it has sufficient liquidity to operate its business. In addition to meeting its working capital needs, the Sixth Term Amendment requires the Company to raise a minimum of $100.0 million through a combination of asset sales, junior debt, or equity raise to make a contractually obligated prepayment of the Term Loan on or before March 31, 2020. We are currently evaluating all strategic alternatives related to the options to raise the funds necessary to comply with this contractual prepayment obligation. If we cannot generate the required cash, we may not be able to make the necessary payments required under our debt as of March 31, 2020, which would result in an event of default. Such a default, if not cured, would allow the lenders to accelerate the maturity of the debt, making it due and payable at that time.
The Company estimates it incurred approximately $10.0 million of debt issuance costs and amendment fees associated with the above transactions. The transactions will be accounted for in the first quarter of 2019. Refer to Note 10, “Long-Term Debt,” in Item 8, “Financial Statements and Supplementary Data,” included within this Annual Report on Form 10-K for additional information.
On July 3, 2017, the Company’s Australian subsidiaries entered into an agreement (collectively, the “Australia Loans”) to provide for $18.3 million of funding on a revolving basis as of December 31, 2018. The Australia Loans include two sub-facilities: (i) Facility A with a borrowing capacity of $18.3 million, that matures on July 3, 2020, and is subject to interest at Bank Bill Swap rate plus a margin determined based on the most recent net leverage ratio; and (ii) Facility B, which was canceled on November 1, 2018. Borrowings under this arrangement are subject to financial and reporting covenants. Financial covenants, which are calculated based on the financial results of the subsidiaries covered by the Australia Loans, include maintaining a net leverage ratio not exceeding 2.50 to 1.00 during the period commencing on the date of the agreement and ending on the first anniversary of the date of the agreement; and 2.00 to 1.00 thereafter; working capital coverage ratio (working capital over total debt) greater than 1.75 to 1.00 and a gearing ratio (senior debt to senior debt plus equity) not exceeding 50%. As of December 31, 2018, we were in compliance with all covenants.
We are subject to variable interest rates on our Term B Loan and ABL Facility. At December 31, 2018, 1-Month LIBOR and 3-Month LIBOR approximated 2.50% and 2.81%, respectively.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases and annual rent expense related thereto approximated $21.8 million for the year ended December 31, 2018. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.
Contractual Obligations
Under various agreements, we are obligated to make future cash payments in fixed amounts.
The following table summarizes our contractual obligations over various future periods related to these items as of December 31, 2018:

	Payments Due by Periods
	Total	Less than One Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(dollars in thousands)
ABL Facility	$61,570	$—	$61,570	$—	$—
Term B Loan	190,520	10,410	180,110	—	—
Convertible Notes	125,000	—	—	125,000	—
Bank facilities	16,020	2,260	3,430	—	10,330
Operating and capital lease obligations	71,980	17,000	29,160	12,730	13,090
Interest obligations	46,480	17,690	26,770	2,020	—
Deferred purchase price	3,430	3,400	30	—	—
Total contractual obligations	$515,000	$50,760	$301,070	$139,750	$23,420
The liability related to uncertain tax positions has been excluded from the contractual obligations table because a reasonable estimate of the timing and amount of cash flows from future tax settlements cannot be determined. For additional information, refer to Note 19, “Income Taxes,” included in Item 8, “Financial Statements and Supplementary Data,” within this Annual Report on Form 10-K.
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor’s and Moody’s. On November 15, 2018, Moody’s issued a rating of Caa1 for our $210 million senior secured term loan and a rating of Caa2 for our corporate family rating. Moody’s also assigned the Company a negative outlook. On November 12, 2018, Standard & Poor’s issued a rating of CCC for our $210 million senior secured term loan, a rating of CCC for our corporate credit rating and a rating of CCC- for our Convertible Notes. Standard & Poor’s also assigned the Company a negative outlook. The Company has not received an updated rating from Moody’s or Standard & Poor’s since November 2018.
If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
Outlook
Our global business remains susceptible to economic conditions that could adversely affect our results. In the near-term, the economies that most significantly affect our demand, including the United States, European Union, and Australia, are expected to continue to grow. The impact of tax reform in the U.S. should continue to drive growth in the near-term; however, the longer-term implications of tax reform on economic growth are not yet fully understood. We have been impacted by recently enacted tariffs on imports from China during 2018 and have generally been able to recover these incremental costs through pricing actions. The impact of potential increases in these tariffs during 2019 is uncertain. If geopolitical tensions, particularly in East Asia, escalate, it may affect global consumer sentiment affecting the expected economic growth in the near-term.
Our 2018 financial results did not meet our expectations. We experienced significant performance issues primarily driven by startup inefficiencies in our new Kansas City distribution center in the Americas as we shifted significant aftermarket and retail volumes to this facility, as well as manufacturing inefficiencies in our Reynosa, Mexico manufacturing facility and increased costs and decreased volumes in our aftermarket and retail channels in the Americas. In addition, Europe-Africa experienced performance inefficiencies, higher supply chain and logistics costs related to the production realignment and rationalization as we shifted production to our low-cost manufacturing facility in Romania. In response to these challenges, we made organizational changes, including appointing a new CEO and executive management team to lead Europe-Africa. As a company, we identified additional cost reduction projects, including the closure of two non-manufacturing facilities in our Americas segment during the year, as well as continuing to focus on moving our global manufacturing capabilities to lower cost countries to realize cost savings and operational efficiencies.
Since amending our Term B Loan on July 31, 2018, the Americas and Europe-Africa segments have continued to underperform. Due to these factors as well as costs associated with remediating these factors, the Company has increased draws on its ABL and experienced a decline in Bank EBITDA. In addition, total debt is expected to be higher than our projections at the time we entered into the Fourth Amendment to the Term B Loan. However, as further detailed above, because of the Sixth Term Amendment to the Term B Loan, the Company is in compliance with all of its financial covenants as of the period ended December 31, 2018. Refer to Note 22, “Subsequent Events,” in Item 8, “Financial Statements and Supplementary Data,” included within this Annual Report on Form 10-K for additional information.
We believe the action plan we publicly communicated is substantially complete with respect to the Americas segment and are poised to effectively meet demand during the 2019 peak summer season. While we expect the new leadership in Europe-Africa to enhance the focus on operational improvements, progress is expected to take longer to realize in this segment. In the short-term, the costs associated with executing these initiatives, including severance, unrecoverable lease obligations, professional service fees and other incurred costs, may continue to affect our results and cash flows.
We believe the unique global footprint we enjoy in our market space will benefit us as our OE customers continue to demonstrate a preference for stronger relationships with few suppliers. We believe that our strong brand positions, portfolio of product offerings, and existing customer relationships present a long-term opportunity for us and provide leverage to see balanced growth in OE and aftermarket business.
While a strong global economy offers opportunities for growth and cost leverage, we are committed to delivering on our internal projects to drive margin improvement. We believe our internal projects, if executed well, will have a positive impact on our margins in future periods.
Our strategic priorities are to stabilize the operations in the near term and improve margins, reduce our leverage, and drive top line growth.
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
Revenue Recognition.  Revenue is measured based on a consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.
Sales Related Accruals.    Net sales are comprised of gross revenues less estimates of expected returns, trade discounts and customer allowances, which include incentives for items such as cooperative advertising agreements, volume discounts and other supply agreements in connection with various customer programs. On at least a quarterly basis, we perform detailed reviews of our sales related accruals by evaluating specific customer contractual commitments, assessing current incentive programs and other relevant information in order to assess the adequacy of the reserve. Reductions to revenue and estimated accruals are recorded in the period in which revenue is recognized.
Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts to reflect management’s best estimate of probable credit losses inherent in our accounts receivable balances. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the allowances for doubtful accounts and, therefore, net income. The level of the allowance is based on quantitative and qualitative factors including historical loss experience, delinquency trends, economic conditions and customer credit risk. We perform detailed reviews of our accounts receivable portfolio on at least a quarterly basis to assess the adequacy of the allowance. Over the past two years, the allowance for doubtful accounts has approximated 3.3% to 4.5% of gross accounts receivable. We do not believe that significant credit risk exists due to our diverse customer base.

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
Goodwill and Indefinite-Lived Intangibles.    We periodically review goodwill for impairment indicators. We review goodwill for impairment at the reporting unit level on an annual basis as of October 1. More frequent evaluations may be required if we experience changes in our business climate or as a result of other triggering events that take place. We perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If not, no further goodwill impairment testing is performed. If so, then the impairment analysis for goodwill is performed at the reporting unit level using a quantitative approach. Our qualitative assessment involves significant estimates, assumptions, and judgments, including, but not limited to, macroeconomic conditions, industry and market conditions, financial performance of the Company, reporting unit specific events and changes in the Company’s share price.
The quantitative test is a comparison of the fair value of the reporting unit, determined using a combination of the income and market approaches, to its recorded amount. If the recorded amount exceeds the fair value, an impairment is recorded to reduce the carrying amount to fair value, but will not exceed the amount of goodwill that is recorded. When performing a quantitative goodwill test, the fair value determination consists primarily of using significant unobservable inputs (Level 3) under the fair value measurement standards. We believe the most critical assumptions and estimates in determining the estimated fair value of our reporting units include, but are not limited to, the amounts and timing of expected future cash flows which is largely dependent on expected EBITDA margins, the discount rate applied to those cash flows, and terminal growth rates. The assumptions used in determining our expected future cash flows consider various factors such as historical operating trends and long-term operating strategies and initiatives. The discount rate used by each reporting unit is based on our assumption of a prudent investor’s required rate of return of assuming the risk of investing in a particular company in a specific country. The terminal growth rate reflects the sustainable operating income a reporting unit could generate in a perpetual state as a function of revenue growth, inflation and future margin expectations.
We review indefinite-lived intangible assets for impairment annually or more frequently if events or changes in circumstances indicate the assets might be impaired. Similar to the goodwill assessment described above, the Company first performs a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset is impaired. If necessary, the Company then performs a quantitative impairment test by comparing the estimated fair value of the asset, based upon its forecasted cash flows using the relief from royalty method, to its carrying value.
For the year ended December 31, 2018 we recognized goodwill impairment charges of $124.7 million and indefinite-lived intangible impairment charges of $2.1 million. See Note 6, Goodwill and Other Intangible Assets included in Item 8, Financial Statements and Supplementary Data, within this Annual Report on Form 10-K for further information.
Income Taxes.    We compute income taxes using the asset and liability method, whereby deferred income taxes using current enacted tax rates are provided for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities and for operating loss and tax credit carryforwards. We determine valuation allowances based on an assessment of positive and negative evidence on a jurisdiction-by-jurisdiction basis and record a valuation allowance to reduce deferred tax assets to the amount more likely than not to be realized. To make this assessment, we evaluated historical operating results, the existence of cumulative losses in the most recent fiscal years, expectations for future pretax operating income, the time period over which our temporary differences will reverse and the implementation of feasible and prudent tax planning strategies. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We record interest and penalties related to uncertain tax positions in income tax expense.
Refer to Note 19, Income Taxes, to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional discussing surrounding the changes as a result of the Act.
Emerging Growth Company
The Jumpstart Our Business Startups Act of 2012, or the JOBS Act establishes a class of company called an “emerging growth company,” which generally is a company whose initial public offering was completed after December 8, 2011 and had total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year. We currently qualify as an emerging growth company.
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
We conduct business in various locations throughout the world and are subject to market risk due to changes in the value of foreign currencies. The functional currencies of our foreign subsidiaries are primarily the local currency in the country of domicile. We manage these operating activities at the local level and revenues and costs are generally denominated in local currencies; however, results of operations and assets and liabilities reported in U.S. dollars will fluctuate with changes in exchange rates between such local currencies and the U.S. dollar. A 10% change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $46.8 million and $46.3 million change to our net sales for the years ended December 31, 2018 and 2017, respectively.
We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding balances under our Term B Loan, at the Company’s election, bear interest at variable rates based on a margin over defined LIBOR.

Based on the amount outstanding on the Term B Loan as of December 31, 2018 and 2017, a hypothetical unfavorable change of 100 basis points in the LIBOR would result in an approximate $1.9 million and $1.5 million increase, respectively, to our annual interest expense.
We use derivative financial instruments to manage our currency risks. We are also subject to interest risk as it relates to long-term debt, for which we may prospectively employ derivative instruments such as interest rate swaps to mitigate the risk of variable interest rates. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 10, “Long-term Debt,” and Note 11, “Derivative Instruments,” included in Item 8, “Financial Statements and Supplementary Data,” within this Annual Report on Form 10-K for additional information.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of Horizon Global Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Horizon Global Corporation and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2018 and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter - Subsequent Events
As discussed in Note 22 to the financial statements, the Company entered into a series of modifications to its existing debt and additional debt facilities.

/s/ Deloitte & Touche LLP

Detroit, Michigan
March 18, 2019
We have served as the Company’s auditor since 2014

Horizon Global Corporation
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$27,650	$29,570
Receivables, net of allowance for doubtful accounts of approximately $5.1 million and $3.1 million at December 31, 2018 and December 31, 2017, respectively	108,340	91,770
Inventories, net	173,690	171,500
Prepaid expenses and other current assets	9,690	10,950
Total current assets	319,370	303,790
Property and equipment, net	102,280	113,020
Goodwill	12,660	138,190
Other intangibles, net	78,050	90,230
Deferred income taxes	2,690	4,290
Other assets	6,300	11,510
Total assets	$521,350	$661,030
Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings and current maturities, long-term debt	$13,860	$16,710
Accounts payable	123,130	138,730
Accrued liabilities	65,820	53,070
Total current liabilities	202,810	208,510
Long-term debt	350,650	258,880
Deferred income taxes	14,150	14,870
Other long-term liabilities	19,960	38,370
Total liabilities	587,570	520,630
Commitments and contingencies (See Notes 13 and 14)
Shareholders' equity (deficit):
Preferred stock $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; 25,866,747 shares issued and 25,180,241 outstanding at December 31, 2018, and 25,625,571 shares issued and 24,939,065 outstanding at December 31, 2017	250	250
Paid-in capital	160,990	159,830
Treasury stock, at cost: 686,506 shares at December 31, 2018 and December 31, 2017	(10,000)	(10,000)
Accumulated deficit	(222,720)	(18,760)
Accumulated other comprehensive income	7,760	10,570
Total Horizon Global shareholders' equity (deficit)	(63,720)	141,890
Noncontrolling interest	(2,500)	(1,490)
Total shareholders' equity (deficit)	(66,220)	140,400
Total liabilities and shareholders' equity	$521,350	$661,030

The accompanying notes are an integral part of these financial statements.

Horizon Global Corporation
Consolidated Statements of Operations
(Dollars in thousands, except share and per share data)

	Year ended December 31,
	2018	2017	2016
Net sales	$849,950	$892,980	$649,200
Cost of sales	(706,070)	(685,380)	(488,850)
Gross profit	143,880	207,600	160,350
Selling, general and administrative expenses	(185,360)	(171,620)	(145,150)
Net loss on dispositions of property and equipment	(2,140)	(1,220)	(540)
Impairment of goodwill and intangible assets	(126,770)	—	(8,360)
Operating profit (loss)	(170,390)	34,760	6,300
Other expense, net:
Interest expense	(27,740)	(22,410)	(20,080)
Loss on extinguishment of debt	—	(4,640)	—
Other expense, net	(13,130)	(2,730)	(2,610)
Other expense, net	(40,870)	(29,780)	(22,690)
Income (loss) before income tax	(211,260)	4,980	(16,390)
Income tax benefit (expense)	6,360	(9,750)	3,730
Net loss	(204,900)	(4,770)	(12,660)
Less: Net loss attributable to noncontrolling interest	(940)	(1,220)	(300)
Net loss attributable to Horizon Global	$(203,960)	$(3,550)	$(12,360)
Net loss per share attributable to Horizon Global:
Basic	$(8.14)	$(0.14)	$(0.66)
Diluted	$(8.14)	$(0.14)	$(0.66)
Weighted average common shares outstanding:
Basic	25,053,013	24,781,349	18,775,500
Diluted	25,053,013	24,781,349	18,775,500

The accompanying notes are an integral part of these financial statements.

Horizon Global Corporation
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	Year ended December 31,
	2018	2017	2016
Net loss	$(204,900)	$(4,770)	$(12,660)
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	(5,150)	17,840	(10,590)
Derivative instruments	2,270	540	(220)
Total other comprehensive income (loss), net of tax	(2,880)	18,380	(10,810)
Total comprehensive income (loss)	(207,780)	13,610	(23,470)
Less: Comprehensive loss attributable to noncontrolling interest	(1,010)	(1,190)	(300)
Comprehensive income (loss) attributable to Horizon Global	$(206,770)	$14,800	$(23,170)

The accompanying notes are an integral part of these financial statements.

Horizon Global Corporation
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net loss	$(204,900)	$(4,770)	$(12,660)
Adjustments to reconcile net loss to net cash provided by operating activities, net of acquisition impact:
Net loss on dispositions of property and equipment	2,140	1,220	540
Impairment of goodwill and intangible assets	126,770	—	8,360
Depreciation	16,440	14,930	10,260
Amortization of intangible assets	8,940	10,410	7,960
Amortization of original issuance discount and debt issuance costs	8,330	6,940	2,090
Deferred income taxes	1,360	(100)	(8,430)
Non-cash compensation expense	1,550	3,630	3,860
Loss on extinguishment of debt	—	4,640	—
Amortization of purchase accounting inventory step-up	—	420	6,680
(Increase) decrease in receivables	(21,890)	(9,540)	4,740
(Increase) decrease in inventories	(7,530)	(17,710)	10,650
(Increase) decrease in prepaid expenses and other assets	6,940	1,410	(6,300)
Increase (decrease) in accounts payable and accrued liabilities	(6,770)	3,540	6,300
Other, net	(1,880)	(860)	1,360
Net cash (used for) provided by operating activities	(70,500)	14,160	35,410
Cash Flows from Investing Activities:
Capital expenditures	(13,870)	(27,290)	(14,540)
Acquisition of businesses, net of cash acquired	—	(19,800)	(94,370)
Net proceeds from disposition of product line, property and equipment	200	6,350	470
Net cash used for investing activities	(13,670)	(40,740)	(108,440)
Cash Flows from Financing Activities:
Proceeds from borrowing on credit facilities	23,380	52,310	41,820
Repayments of borrowings on credit facilities	(28,520)	(50,910)	(40,200)
Proceeds from Term B Loan, net of issuance costs	45,430	—	148,180
Repayments of borrowings on Term B Loan, including transaction fees	(9,090)	(189,760)	(10,000)
Proceeds from ABL Facility, net of issuance costs	87,930	139,100	118,430
Repayments of borrowings on ABL Facility	(36,380)	(129,100)	(118,430)
Repayments of Westfalia Group debt	—	—	(39,000)
Repurchase of common stock	—	(10,000)	—
Proceeds from sale of common stock in connection with the Company's equity offering, net of issuance costs	—	79,920	—
Proceeds from issuance of Convertible Notes, net of issuance costs	—	121,130	—
Proceeds from issuance of Warrants, net of issuance costs	—	20,930	—
Payments on Convertible Note Hedges, inclusive of issuance costs	—	(29,680)	—
Other, net	(390)	(240)	(300)
Net cash provided by financing activities	82,360	3,700	100,500
Effect of exchange rate changes on cash	(110)	2,210	(750)
Cash and Cash Equivalents:
Increase (decrease) for the year	(1,920)	(20,670)	26,720
At beginning of year	29,570	50,240	23,520
At end of year	$27,650	$29,570	$50,240
Supplemental disclosure of cash flow information:
Cash paid for interest	$18,630	$14,270	$17,330
Cash paid for taxes	$5,780	$7,740	$4,760
Non-cash investing/financing activities:
Non-cash equity issuance for acquisition of businesses	$—	$—	$49,960
The accompanying notes are an integral part of these financial statements.

Horizon Global Corporation
Consolidated Statements of Shareholders’ Equity
(Dollars in thousands)

	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Horizon Global Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
Balances at January 1, 2016	$180	$1,260	$—	$(1,910)	$2,470	$2,000	$—	$2,000
Net loss	—	—	—	(12,360)	—	(12,360)	(300)	(12,660)
Other comprehensive loss, net of tax	—	—	—	—	(10,810)	(10,810)	—	(10,810)
Issuance of common stock	30	49,930	—	—	—	49,960	—	49,960
Shares surrendered upon vesting of employees' share based payment awards to cover tax obligations	—	(330)	—	—	—	(330)	—	(330)
Exercise of stock options	—	40	—	—	—	40	—	40
Non-cash compensation expense	—	3,860	—	—	—	3,860	—	3,860
Impact of adoption of new accounting guidance related to stock-based compensation	—	40	—	(40)	—	—	—	—
Balances at December 31, 2016	$210	$54,800	$—	$(14,310)	$(8,340)	$32,360	$(300)	$32,060
Net loss	—	—	—	(3,550)	—	(3,550)	(1,220)	(4,770)
Other comprehensive income, net of tax	—	—	—	—	18,350	18,350	30	18,380
Issuance of common stock	40	79,880	—	—	—	79,920	—	79,920
Repurchase of common stock	—	—	(10,000)	—	—	(10,000)	—	(10,000)
Shares surrendered upon vesting of employees' share based payment awards to cover tax obligations	—	(260)	—	—	—	(260)	—	(260)
Exercise of stock options	—	50	—	—	—	50	—	50
Non-cash compensation expense	—	3,630	—	—	—	3,630	—	3,630
Issuance of Warrants, net of issuance costs	—	20,930	—	—	—	20,930	—	20,930
Initial equity component of the 2.75% Convertible Senior Notes due 2022, net of issuance costs and tax	—	20,010	—	—	—	20,010	—	20,010
Convertible Note Hedges, net of issuance costs and tax	—	(19,550)	—	—	—	(19,550)	—	(19,550)
Balances at December 31, 2017, as reported	$250	$159,490	$(10,000)	$(17,860)	$10,010	$141,890	$(1,490)	$140,400
Impact of ASU 2018-02	—	340	—	(900)	560	—	—	—
Balances at December 31, 2017, as restated	$250	$159,830	$(10,000)	$(18,760)	$10,570	$141,890	$(1,490)	$140,400
Net loss	—	—	—	(203,960)	—	(203,960)	(940)	(204,900)
Other comprehensive loss, net of tax	—	—	—	—	(2,810)	(2,810)	(70)	(2,880)
Shares surrendered upon vesting of employees' share based payment awards to cover tax obligations	—	(390)	—	—	—	(390)	—	(390)
Non-cash compensation expense	—	1,550	—	—	—	1,550	—	1,550
Balances at December 31, 2018	$250	$160,990	$(10,000)	$(222,720)	$7,760	$(63,720)	$(2,500)	$(66,220)
The accompanying notes are an integral part of these financial statements.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. General
Nature of operations and basis of presentation. Horizon Global Corporation (“Horizon,” “Horizon Global,” “we,” or the “Company”) is a global designer, manufacturer and distributor of a wide variety of high quality, custom-engineered towing, trailering, cargo management and other related accessories. These products are designed to support original equipment manufacturers (“OEMs”) and original equipment servicers (“OESs”) (collectively, “OEs”), aftermarket and retail customers within the agricultural, automotive, construction, horse/livestock, industrial, marine, military, recreational, trailer and utility markets. The Company groups its business into operating segments by the region in which sales and manufacturing efforts are focused. The Company’s operating segments are Horizon Americas, Horizon Europe‑Africa, and Horizon Asia‑Pacific. See Note 18, “Segment Information,” for further information on each of the Company’s operating segments.
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of Americas (“U.S. GAAP”).
Corporate history. On June 30, 2015, Horizon became an independent company as a result of the distribution by TriMas Corporation (“TriMas” or “former parent”) of 100 percent of the outstanding common shares of Horizon Global to TriMas shareholders (the “spin-off”). Each TriMas shareholder of record as of the close of business on June 25, 2015 (the “Record Date”) received two Horizon Global common shares for every five TriMas common shares held as of the Record Date. The spin-off was completed on June 30, 2015 and was structured to be tax-free to both TriMas and Horizon Global shareholders. On July 1, 2015, Horizon Global common shares began regular trading on the New York Stock Exchange under the ticker symbol “HZN”.
2. New Accounting Pronouncements
New accounting pronouncements not yet adopted
In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, “Compensation - Stock Compensation (Topic 718)” (“ASU 2018-07”). ASU 2018-07 expands the scope of Accounting Standard Codification (“ASC”) 718 to include all share-based payment arrangements related to the acquisition of goods and services from both non-employees and employees. ASU 2018-07 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. The standard is not expected to have a significant impact on the Company's consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). ASU 2017-12 eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires, for qualifying hedges, the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also modifies the accounting for components excluded from the assessment of hedge effectiveness, eases documentation and assessment requirements and modifies certain disclosure requirements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted and should be applied on a modified retrospective basis. The standard is not expected to have a significant impact on the Company's consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which supersedes the lease requirements in “Leases (Topic 840).” The objective of this update is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. Under this guidance, lessees are required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases with terms of twelve months or less. The lease liability represents the lessee’s obligation to make lease payments arising from a lease and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs.
ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The Company has elected the package of practical expedients, excluding the lease term hindsight, as permitted by the transition guidance. The Company has made an accounting policy election to exempt leases with an initial term of twelve months or less from balance sheet recognition. Instead, short-term leases will be expensed over the lease term. The Company will adopt the standard January 1, 2019, by applying the modified retrospective method without restatement

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of comparative periods' financial information, as permitted by the transition guidance. The impact of adoption will result in the recognition of right-of-use assets estimated in the range of $70.0 million to $80.0 million, with corresponding lease liabilities of the same amount. The standard will not have a significant impact on the Company's consolidated results of operations and cash flows.
Accounting pronouncements recently adopted

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Act”). The Company adopted the standard in the third quarter of 2018 and the impact of the adoption of ASU 2018-02 is approximately a $0.9 million increase to accumulated deficit, a $0.3 million increase to paid-in capital, and a $0.6 million increase to accumulated other comprehensive income.

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 amends the scope of modification accounting for share-based payment arrangements and provides guidance on when an entity would be required to apply modification accounting. The Company adopted ASU 2017-09 on January 1, 2018, on a prospective basis, and there was no impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 provides clarification on the definition of a business and adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. As of January 1, 2018, ASU 2017-01 became effective for the Company for any new acquisitions (or disposals), and there was no impact on the Company’s consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). ASU 2016-16 provides an amendment to the accounting guidance related to the recognition of income tax consequences of an intra-entity transfer of an asset other than inventory. Under the new guidance, an entity is required to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Under the current guidance, the income tax effects are deferred until the asset has been sold to an outside party. The Company adopted ASU 2016-16 on January 1, 2018, on a modified retrospective basis, and there was no impact on the Company’s consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)” (“ASU 2016-15”). ASU 2016-15 was issued to reduce differences in practice with respect to how specific transactions are classified in the statement of cash flows. The Company adopted ASU 2016-15 on January 1, 2018, and there was no impact on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09” or “Topic 606”). ASU 2014-09 supersedes most of the existing guidance on revenue recognition in ASC Topic 605, “Revenue Recognition” (“Topic 605”), and establishes a broad principle that would require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company did not record a cumulative adjustment related to the adoption of ASU 2014-09, and the effects of adoption were not significant. See Note 4, “Revenues,” for further information.
3. Summary of Significant Accounting Policies
Principles of Consolidation.  The consolidated financial statements include the assets, liabilities, revenues and expenses of Horizon Global and its wholly-owned subsidiaries. In addition, the consolidated financial statements include the consolidation of a variable interest entity (“VIE”) for which the Company has been deemed to be the primary beneficiary. The consolidated financial statements include the assets and liabilities of the VIE at December 31, 2018 and 2017, and the revenue and expenses of the VIE for the period beginning October 1, 2016. Intercompany accounts and transactions have been eliminated in consolidation.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Use of Estimates.  The preparation of financial statements in conformity with U.S. GAAP requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill and other intangibles, valuation allowances for receivables, inventories and deferred income tax assets, valuation of derivatives, estimated future unrecoverable lease costs, estimated uncertain tax positions, legal and product liability matters, assets and obligations related to employee benefits, and the respective allocation methods. Actual results may differ from such estimates and assumptions.
Cash and Cash Equivalents.  The Company considers cash on hand and on deposit and investments in all highly liquid debt instruments with initial maturities of three months or less to be cash and cash equivalents.
Account Receivables.  Receivables consist primarily of amounts from contracts with customers for the sale of towing, trailering, cargo management and other related accessories. Receivables are presented net of allowances for doubtful accounts of approximately $5.1 million and $3.1 million at December 31, 2018 and 2017, respectively. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts based upon the Company’s best estimate of probable losses inherent in the accounts receivable balances. The Company does not believe that significant credit risk exists due to its diverse customer base.
Account Receivables Factoring. The Company has factoring arrangements with financial institutions to sell certain accounts receivable under certain recourse and non-recourse agreements. Total receivables sold under the factoring arrangements were approximately $242.8 million and $257.5 million as of December 31, 2018 and 2017, respectively. The sales of accounts receivable in accordance with the factoring arrangements are reflected as a reduction of Receivables, net in the consolidated balance sheets as they meet the applicable criteria of Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing.” The holdback amounts due from the factoring institutions were approximately $3.1 million each as of December 31, 2018 and 2017, respectively, and is shown in Receivables, net in the consolidated balance sheets. Cash proceeds from these arrangements are included in the change in receivables under the operating activities section of the consolidated statements of cash flows. The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Total factoring fees were $0.7 million for each the years ended December 31, 2018 and 2017, respectively.
Inventories.  Inventories are stated at lower of cost or net realizable value, with cost determined using the first-in, first-out basis. Direct materials, direct labor and allocations of variable and fixed manufacturing-related overhead are included in inventory cost. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation.
Property and Equipment.  Property and equipment additions, including significant improvements, are recorded at cost. Upon retirement or disposal of property and equipment, the historical cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in the accompanying consolidated statements of operations. Repair and maintenance costs are charged to expense as incurred.
Depreciation. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows:

Fixed Asset Category	Estimated Useful Life
Building and Land/building improvements	10 - 40 years
Machinery and Equipment	3 - 15 years
Impairment of Long-Lived Assets and Definite-Lived Intangible Assets.  The Company reviews, on at least a quarterly basis, the financial performance of each business unit for indicators of impairment. In reviewing for impairment indicators, the Company considers events or changes in circumstances such as business prospects, customer retention, market trends, potential product obsolescence, competitive activities and other economic factors. An impairment loss is recognized when the carrying value of an asset group exceeds the future net undiscounted cash flows expected to be generated by that asset group. The impairment loss recognized is the amount by which the carrying value of the asset group exceeds its fair value.
Goodwill.  Goodwill is acquired in a business combination and represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. The Company determines its reporting units at the individual operating segment level, or one level below, when there is discrete financial information available that is regularly reviewed by segment management for

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

evaluating operating results. For purposes of the Company’s annual goodwill impairment test, the Company had three reporting units which are the same as its three operating segments, of which the Horizon Americas and Horizon Asia-Pacific reporting units had goodwill of $4.5 million and $8.2 million, respectively, at the 2018 annual test for impairment. The Horizon Europe-Africa reporting unit’s goodwill was written off during 2018 due to interim triggering events that resulted in $124.7 million of impairment charges.  See Note 6, Goodwill and Other Intangible Assets for further information.
Goodwill is reviewed by the Company for impairment on a reporting unit basis annually on October 1st or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The Company performs a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If not, no further goodwill impairment testing is performed. If so, then the Company performs testing for possible impairment in a one-step quantitative process. The fair value of a reporting unit is compared with its carrying value, including goodwill. If fair value exceeds the carrying value, goodwill is not considered to be impaired. If the fair value of a reporting unit is below the carrying value, then goodwill is considered to be impaired in the amount of the excess of a reporting unit’s carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.
Indefinite-Lived Intangibles. The Company assesses indefinite-lived intangible assets for impairment annually on October 1st by reviewing relevant quantitative factors. More frequent evaluations may be required if the Company experiences changes in its business climate or as a result of other triggering events that take place.
Indefinite-lived intangible assets are tested for impairment by comparing the fair value of each intangible asset with its carrying value. The value of indefinite-lived intangible assets are based on the present value of projected cash flows using a relief from royalty approach. If the carrying value exceeds fair value, the intangible asset is considered impaired and is reduced to fair value. The Company recognized indefinite-lived intangible impairment charges of $2.1 million for the year ended December 31, 2018. See Note 6, Goodwill and Other Intangible Assets, for further information.
Self-insurance.  Horizon instituted self-insurance plans for losses and liabilities related to workers’ compensation and comprehensive general, product and vehicle liability at the time of spin-off which ran through June 30, 2016. The Company was generally responsible for up to $1.0 million per occurrence under our comprehensive general, product and vehicle liability plan and $0.5 million under our workers’ compensation plan. Beginning on July 1, 2016, Horizon is fully insured for workers’ compensation and retains no liability for claims under the new plan, and are generally responsible for up to $0.8 million per occurrence under our comprehensive general, product and vehicle liability plan. Reserves for claim losses, including an estimate of related litigation defense costs, are recorded based upon the Company’s estimates of the aggregate liability for claims incurred using actuarial assumptions about future events. Changes in assumptions for factors such as actual experience could cause these estimates to change.
Revenue Recognition.  Revenue is measured based on a consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.
See Note 4, Revenue, for further information on the Company’s revenue recognition in accordance with ASC Topic 606.
Cost of Sales.  Cost of sales includes material, labor and overhead costs incurred in the manufacture of products sold in the period. Material costs include raw material, purchased components, outside processing and shipping and handling costs. Overhead costs consist of variable and fixed manufacturing costs, wages and fringe benefits, and purchasing, receiving and inspection costs.
Research and Development Costs. Research and development (“R&D”) costs are expensed as incurred. R&D expenses were approximately $15.5 million, $15.4 million and $10.4 million for the years ended December 31, 2018, 2017 and 2016, respectively, and are included in cost of sales in the accompanying consolidated statements of operations.
Selling, General and Administrative Expenses.  Selling, general and administrative expenses include the following: costs related to the advertising, sale, marketing and distribution of the Company’s products, outbound freight costs, amortization of customer intangible assets, costs of finance, human resources, legal functions, executive management costs and other administrative expenses.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Shipping and Handling Expenses.  Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales. Other outbound freight costs are included in selling, general and administrative expenses. Shipping and handling expenses, including those of Horizon Americas’ distribution network, are included in cost of sales in the accompanying consolidated statements of operations. Shipping and handling costs were $19.5 million, $13.3 million and $9.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Advertising and Sales Promotion Costs.  Advertising and sales promotion costs are expensed as incurred. Advertising costs were approximately $4.4 million, $6.2 million and $6.1 million for the years ended December 31, 2018, 2017 and 2016, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
Income Taxes.  The Company computes income taxes using the asset and liability method, whereby deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities and for operating loss and tax credit carryforwards. Under this method, changes in tax rates and laws are recognized in income in the period such changes are enacted. Valuation allowances are determined based on an assessment of positive and negative evidence on a jurisdiction-by-jurisdiction basis and are utilized to reduce deferred tax assets to the amount more likely than not to be realized. The Company recognizes the effect of income tax positions only if those positions have a probability of more likely than not of being sustained in an audit. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to uncertain tax positions within income tax expense. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.
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
Foreign Currency Translation.  The financial statements of subsidiaries located outside of the United States are measured using the currency of the primary economic environment in which they operate as their functional currency. When translating into U.S. dollars, income and expense items are translated at period average exchange rates and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Translation adjustments resulting from translating the functional currency into U.S. dollars are deferred as a component of accumulated other comprehensive income (loss) in the consolidated statements of shareholders’ equity. Net foreign currency transaction gains or losses were approximately a $1.0 million loss for the year ended December 31, 2018, a $0.8 million loss for the year ended December 31, 2017, and a $0.5 million gain for the year ended December 31, 2016.
Derivative Financial Instruments.  The Company records all derivative financial instruments at fair value on the balance sheets as either assets or liabilities, and changes in their fair values are immediately recognized in earnings if the derivatives do not qualify as effective hedges. If a derivative is designated as a fair value hedge, then the effective portion of changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged item. If a derivative is designated as a cash flow hedge, then the effective portion of the changes in the fair value of the derivative is recognized as a component of other comprehensive income (loss) until the underlying hedged item is recognized in earnings or the forecasted transaction is no longer probable of occurring. When the underlying hedged transaction is realized or the hedged transaction is no longer probable, the gain or loss included in accumulated other comprehensive income (loss) is recorded in earnings and reflected in the consolidated statements of operations through the same line item as the underlying hedged item.
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

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Valuation of the Company’s foreign currency forward contracts and cross currency swaps are based on the income approach, which uses observable inputs such as forward currency exchange rates and swap rates. The carrying value of financial instruments reported in the balance sheets for current assets and current liabilities approximates fair value due to the short maturity of these instruments.
Business Combinations. The Company records assets acquired and liabilities assumed from acquisitions at fair value. The fair value of working capital accounts, except inventory generally approximate book value. The valuation of inventory, property, plant and equipment, and intangible assets require significant assumptions. Inventory is recorded based on the estimated selling price less costs to sell, including completion, disposal and holding period costs with a reasonable profit margin. Property, plant and equipment is recorded at fair value using a combination of both the cost and market approaches for both the real and personal property acquired. Under the cost approach, consideration is given to the amount required to construct or purchase a new asset of equal value at current prices, with adjustments in value for physical deterioration, as well as functional and economic obsolescence. Under the market approach, recent transactions for similar types of assets are used as the basis for estimating fair value. For trademark/trade names and technology and other intangible assets, the estimated fair value is based on projected discounted future net cash flows using the relief-from-royalty method. For customer relationship intangible assets, the estimated fair value is based on projected discounted future cash flows using the excess earnings method. The relief-from-royalty and excess earnings method are both income approaches that utilize key assumptions such as forecasts of revenue and expenses over an extended period of time, royalty rate percentages, tax rates, and estimated costs of debt and equity capital to discount the projected cash flows.
Earnings (Loss) Per Share.  Basic earnings (loss) per share (“EPS”) is computed based upon the weighted average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock-based awards, warrants, and convertible notes during each period presented, which, if exercised, earned, or converted, would have a dilutive effect on EPS. Dilutive EPS are calculated to give effect to stock options and warrants, restricted shares outstanding, and convertible notes during each period. Loss per share excludes certain dilutive securities as inclusion results in an anti-dilutive effect.
Environmental Obligations.  The Company is subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges and chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment and compliance with environmental permits. To date, costs of complying with environmental requirements have not been material; however, the Company cannot quantify with certainty the potential impact of future compliance efforts and environmental remediation actions.
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
Contingencies and Ordinary Course Claims.  In the ordinary course of business, the Company is subject of, or party to, various pending or threatened legal actions, including those arising from alleged defects related to our products, product warranties, recalls, breach of contracts, intellectual property matters, employment-related matters and other litigation. Litigation is always subject to inherent uncertainty and the Company is not able to reasonably predict if any matter will be resolved in a manner that is materially adverse to the Company.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

An accrual for potential losses related to these contingencies is established when there is a probable occurrence of loss and the amount can be reasonably estimated. The Company does not record liabilities when the likelihood that a liability has been incurred is probable, but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote. When the Company evaluates matters for accrual and disclosure purposes, management takes into consideration factors such as our historical experience with matters of a similar nature, the specific facts and circumstances asserted and the related jurisdictional legal proceedings, the likelihood that we will prevail, and the severity of any potential loss. We reevaluate and update our accruals as matters progress over time.
The Company carries product liability, recall and other insurance to defray some of the costs if a claim settlement or judgment exceeds our self-insured retention limit. Refer to Note 14, “Contingencies”, for additional information.
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
Other Comprehensive Income (Loss).  The Company refers to other comprehensive income (loss) as revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income (loss) but are excluded from net losses as these amounts are recorded directly as an adjustment to accumulated deficit. Other comprehensive income (loss) is comprised of foreign currency translation adjustments and changes in unrealized gains and losses on forward currency contracts and cross currency swaps.
4. Revenues
Revenue Recognition
The following tables present the Company’s net sales by segments and disaggregated by major sales channel for the twelve months ended December 31, 2018:

	Horizon Americas	Horizon Europe-Africa	Horizon Asia-Pacific	Total
	(dollars in thousands)
Net Sales
Automotive OEM	$80,300	$174,040	$23,810	$278,150
Automotive OES	5,610	50,890	60,620	117,120
Aftermarket	114,450	77,190	25,070	216,710
Retail	115,920	—	11,460	127,380
Industrial	38,810	—	15,040	53,850
E-commerce	34,220	4,570	—	38,790
Other	1,380	16,570	—	17,950
Total	$390,690	$323,260	$136,000	$849,950
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

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

control to transfer upon shipment because the Company has a present right to payment at that time, the customer has legal title to the asset, and the customer has significant risks and rewards of ownership of the asset.

For certain sales arrangements within the automotive OEM and automotive OES sales channels, the Company deems control to transfer over time, and recognizes revenue as products are manufactured, when the terms of the arrangement include both a right to payment and contractual restrictions against the alternative use of its products. For revenue recognized over time, the Company estimates the amount of revenue earned at a given point during the production cycle based on certain costs factors such as raw materials and labor, incurred to date, plus a reasonable profit. The Company believes this method, which is the cost-to-cost input method, best estimates the revenue recognizable for these arrangements. At December 31, 2018, the aggregate amount of the transaction prices allocated to remaining performance obligations was not material, and the Company will recognize this revenue as the manufacturing of the products is completed, which is expected to occur over the next 12 months.

Provisions for customer volume rebates, product returns, discounts and allowances are variable consideration and are recorded as a reduction of revenue in the same period the related sales are recorded. Such provisions are calculated using historical averages adjusted for any expected changes due to current business conditions. Consideration given to customers for cooperative advertising is recognized as a reduction of revenue as there is no distinct good or service received in return for the advertising. The Company uses the most likely amount method to estimate variable consideration. Adjustments to estimates of variable consideration for previously recognized revenue were insignificant during the year ended December 31, 2018.

Contract Balances

The timing of revenue recognition, billings and cash collections and payments results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenues (contract liabilities).

Revenue recognized over time gives rise to contract assets, which represent revenue recognized but unbilled. The Company’s sales arrangements satisfied over time create contract assets when revenue is recognized as the products are manufactured, as payment is not contractually required until the products have shipped. Contract assets in these arrangements are reclassified to accounts receivable upon shipment. At December 31, 2018, total opening and closing balances of contract assets were not material.

Contract liabilities are comprised of customer payments received or due in advance of the Company’s performance. At December 31, 2018, total opening and closing balances of deferred revenue were not material. The Company recognizes deferred revenue as net sales after the Company has transferred control of the products to the customer and all revenue recognition criteria is met. For the year ended December 31, 2018, the total amount of revenue recognized from revenue deferred in prior periods was not material.

Additionally, the Company monitors the aging of uncollected billings and adjusts its accounts receivable allowance on a quarterly basis, as necessary, based upon its evaluation of the probability of collection. The adjustments made by the Company due to the write-off of uncollectible amounts have been immaterial for all periods presented. At December 31, 2018 and December 31, 2017, the Company’s accounts receivable, net of reserves were $108.3 million and $91.8 million, respectively.

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
5. Acquisitions
Brink Group Termination
On December 13, 2017, the Company entered into a sale and purchase agreement (the “SPA”) to acquire Brink International B.V. and its subsidiaries (collectively, the “Brink Group”). The SPA contemplated a business combination through the purchase of 100%

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the equity interest in the Brink Group (the “Brink Group Acquisition”). On the date of the closing of the Brink Group Acquisition, the Brink Group would have become a wholly owned subsidiary of Horizon.
On June 14, 2018, the Brink Group Acquisition was terminated by the parties pursuant to the terms of the transaction. On July 16, 2018, in accordance with the termination and settlement agreement, the Company paid the Brink Group a breakup fee of approximately $5.5 million. During the year ended December 31, 2018, Horizon incurred transaction fees, including related financing costs, of approximately $11.0 million in connection with the pursuit of the Brink Group Acquisition, as well as $5.1 million of costs incurred related to deal financing a ticking fee. The breakup fee and transaction fees are included in selling, general and administrative expenses and the ticking fee is included in other expense, net in the accompanying consolidated statements of operations. There were no transaction fees incurred in connection with the Brink Group Acquisition for the years ended December 31, 2017 or December 31, 2016.
Best Bars Acquisition
On July 3, 2017, the Company completed the acquisition of Best Bars Limited (“Best Bars”), within the Horizon Asia-Pacific operating segment, for total consideration of $19.6 million. Best Bars is a provider of towing solutions and automotive accessories to OE and aftermarket customers in New Zealand. The Company believes the acquisition will expand its opportunities for revenue and margin growth, increase its market share and further develop its global OE footprint.
The following table summarizes the fair value of consideration paid for Best Bars, and the assets acquired and liabilities assumed:

Acquisition Date
(dollars in thousands)
Consideration
Cash paid	$19,570
Recognized amounts of identifiable assets acquired and liabilities assumed
Receivables	2,100
Inventories	2,340
Other intangibles	7,690
Prepaid expenses and other current assets	110
Property and equipment	2,250
Accounts payable and accrued liabilities	(1,680)
Deferred income taxes	(2,150)
Total identifiable net assets	10,660
Goodwill	8,910
$19,570

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 are as follows:

	Horizon Americas	Horizon Europe‑Africa	Horizon Asia‑Pacific	Total
	(dollars in thousands)
Balances at December 31, 2016	$5,370	$114,820	$—	$120,190
Goodwill from acquisitions (a)	—	—	6,990	6,990
Foreign currency translation	(90)	11,340	(240)	11,010
Balances at December 31, 2017	5,280	126,160	6,750	138,190
Impairment	—	(124,660)	—	(124,660)
Foreign currency translation and other	(780)	(1,500)	1,410	(870)
Balances at December 31, 2018	$4,500	$—	$8,160	$12,660
__________________________
(a) Attributable to the acquisition of Best Bars, as further described in Note 5, “Acquisitions”.
The Company performed an annual goodwill impairment test as of October 1, 2017, for which the fair value of all reporting units exceeded their respective carrying value, indicating no impairment. However, during the fourth quarter of 2017, Horizon experienced a significant decline in market capitalization, which, coupled with the Europe-Africa reporting unit’s performance, which were below expectations, formed an indicator of impairment of recorded goodwill. The indicator did not impact the Horizon Americas and Horizon Asia-Pacific reporting units as these reporting units were generating positive cashflows and had a good business outlook. A separate qualitative assessment was completed over these reporting units as part of the Company’s annual October 1, 2017 goodwill test for impairment and it was determined that it was more likely than not that the fair values of the Horizon Americas and Horizon Asia-Pacific reporting units was greater than the carrying values, when considering positive and negative macro and micro factors such as market value, market capitalization and income approach factors (e.g., cash generation, operating results, etc.). However, due to the triggers described above, a quantitative analysis was performed for the Horizon Europe-Africa reporting unit as of December 31, 2017, which indicated that the fair value of the reporting unit exceeded its carrying value by approximately 1%.
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
Due to the impairment indicators noted above, the Company also performed an interim impairment assessment of indefinite-lived intangible assets in the first quarter of 2018 in the Horizon Europe-Africa operating segment. Based on the results of the analyses, there were certain trade names where the estimated fair values approximated the carrying values. Key assumptions used in the analysis were discount rates of 13.5% to 16.0% and royalty rates ranging from 0.5% to 1.0%.
During the second quarter of 2018, the Company continued to experience a decline in market capitalization. Additionally, the Europe-Africa reporting unit did not perform in-line with forecasted results driven by an unfavorable shift in volume to lower margin channels as well as increased commodity costs, which negatively impacted margins. Further, the expected benefits of shifting production to lower cost manufacturing sites had not been realized. As a result, an indicator of impairment was identified during the second quarter of 2018. The Company performed an interim quantitative assessment as of June 30, 2018, utilizing a combination of the income and market approaches. The income approach was weighted 75%, while the market approach was weighted 25%. The results of the quantitative analysis performed indicated the carrying value of the reporting unit exceeded the fair value of the reporting unit by $54.6 million and, accordingly, an impairment was recorded. Key assumptions used in the analysis were a discount rate of 14.0%, a terminal growth rate of 2.5% and EBITDA margin.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Due to the impairment indicators noted above, the Company performed an interim impairment assessment for indefinite-lived intangible assets within the Horizon Europe-Africa operating segment, for which the gross carrying amounts totaled approximately $12.1 million as of June 30, 2018. Based on the results of the Company’s analyses, it was determined that the carrying values of the Westfalia and Terwa trade names exceeded their fair values by $1.1 million and, accordingly, an impairment charge was recorded. Key assumptions used in the analysis were discount rates of 15.0% and royalty rates ranging from 0.5% to 1.0%.
During the third quarter of 2018, the Europe-Africa reporting unit continued to underperform in relation to forecasted results driven by increased commodity costs and the failure to realize benefits from previously implemented synergy plans. The Company performed an interim quantitative assessment as of August 31, 2018, utilizing a combination of the income and market approaches. The income approach was weighted 75%, while the market approach was weighted 25%. The results of the quantitative analysis performed indicated the carrying value of the reporting unit exceeded fair value and, accordingly, an impairment of $26.6 million was recorded eliminating all remaining goodwill associated with the Europe-Africa reporting unit. Key assumptions used in the analysis were a discount rate of 13.5%, a terminal growth rate of 2.5% and EBITDA margin.
Due to impairment indicators noted above, the Company performed an interim impairment assessment for indefinite-lived intangible assets within the Europe-Africa operating segment as of August 31, 2018, for which the gross carrying amounts totaled approximately $10.9 million as of September 30, 2018. Based on the results of the Company’s analyses, the carrying value of the trademarks approximated fair value. Key assumptions used in the analysis were discount rates of 14.5%, and royalty rates ranging from 0.5% to 1.0%.
As of its annual testing date for 2018, the Company no longer had any goodwill recorded for its Horizon Europe-Africa reporting unit due to the interim triggering events discussed above that occurred during the 2018 fiscal year. These triggering events resulted in a goodwill impairment charge of $124.7 million for the year-ended December 31, 2018. The Company performed an annual qualitative goodwill impairment assessment as of October 1, 2018, for the Horizon Americas and Horizon Asia-Pacific reporting units. The assessment indicated that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying value. We do not believe that any of our reporting units is at risk for impairment as of December 31, 2018.
Other Intangible Assets
The gross carrying amounts and accumulated amortization of the Company’s other intangibles are summarized below.

	December 31, 2018		December 31, 2017
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships, 5 - 20 years	$177,910	$(127,740)	$180,850	$(121,750)
Technology and other, 3 - 15 years	21,000	(15,910)	19,950	(15,260)
Trademark/Trade names, 1 - 8 years	730	(250)	730	(190)
Total finite-lived intangible assets	199,640	(143,900)	201,530	(137,200)
Trademark/Trade names, indefinite-lived	22,310	—	25,900	—
Total other intangible assets	$221,950	$(143,900)	$227,430	$(137,200)
Amortization expense related to intangible assets as included in the accompanying consolidated statements of operations is summarized as follows:

	Year ended December 31,
	2018	2017	2016
	(dollars in thousands)
Technology and other, included in cost of sales	$1,840	$710	$170
Customer relationships & Trademark/Trade names, included in selling, general and administrative expenses	7,100	9,700	7,790
Total amortization expense	$8,940	$10,410	$7,960

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated amortization expense for the next five fiscal years beginning after December 31, 2018 is as follows:

Year ended December 31,	Estimated Amortization Expense
(dollars in thousands)
2019	$8,150
2020	7,890
2021	6,160
2022	5,540
2023	4,970
The Company performed an annual qualitative indefinite-lived impairment assessment as of October 1, 2018. The assessment indicated that it was more likely than not that the fair value of each of the indefinite-lived intangible assets exceeded its respective carrying value. The Company specifically assessed its Terwa trade name during the fourth quarter of 2018 and identified an impairment. The trade name has been written off as of the year-ended December 31, 2018, resulting in a charge of approximately $1.0 million.
7. Inventories, Net
Inventories, net consist of the following components:

	December 31, 2018	December 31, 2017
	(dollars in thousands)
Finished goods	$112,620	$113,740
Work in process	21,470	17,960
Raw materials	55,640	53,950
Total inventories	$189,730	$185,650
Reserves	(16,040)	(14,150)
Inventories, net	$173,690	$171,500
8. Property and Equipment, Net
Property and equipment, net consists of the following components:

	December 31, 2018	December 31, 2017
	(dollars in thousands)
Land and land improvements	$460	$480
Buildings	21,440	23,370
Machinery and equipment	161,750	162,830
	183,650	186,680
Less: Accumulated depreciation	81,370	73,660
Property and equipment, net	$102,280	$113,020

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation expense as included in the accompanying consolidated statements of operations is as follows:

	Year ended December 31,
	2018	2017	2016
	(dollars in thousands)
Depreciation expense, included in cost of sales	$15,110	$13,730	$8,800
Depreciation expense, included in selling, general and administrative expense	1,330	1,200	1,460
Total depreciation expense	$16,440	$14,930	$10,260
9. Accrued and Other Long-term Liabilities
Accrued liabilities consist of the following components:

	December 31, 2018	December 31, 2017
	(dollars in thousands)
Customer claims	14,160	2,170
Accrued compensation	10,230	10,360
Customer incentives	10,100	8,800
Restructuring	7,530	3,940
Accrued professional services	4,770	4,140
Deferred purchase price	3,400	1,930
Short-term tax liabilities	1,930	7,700
Cross currency swap	1,610	—
Other	12,090	14,030
Total accrued liabilities	$65,820	$53,070

Other long-term liabilities consist of the following components:

	December 31, 2018	December 31, 2017
	(dollars in thousands)
Long-term tax liabilities	$6,270	$13,750
Restructuring	2,580	3,100
Deferred purchase price	30	3,350
Cross currency swap	—	7,830
Other	11,080	10,340
Total other long-term liabilities	$19,960	$38,370

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Long-term Debt
The Company’s long-term debt consists of the following:

	December 31, 2018	December 31, 2017
	(dollars in thousands)
ABL Facility	$61,570	$10,000
Term B Loan	190,520	149,620
Convertible Notes	125,000	125,000
Bank facilities, capital leases and other long-term debt	18,990	25,780
	396,080	310,400
Less:
Unamortized debt issuance costs and original issuance discount on Term B Loan	7,380	4,940
Unamortized debt issuance costs and discount on the Convertible Notes	24,190	29,870
Current maturities, long-term debt	13,860	16,710
Long-term debt	$350,650	$258,880
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
The Convertible Notes are convertible at the option of the holder (i) during any calendar quarter beginning after March 31, 2017, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of such period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (iii) upon the occurrence of specified corporate events; and (iv) on or after January 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date. During the fourth quarter of 2018, no conditions allowing holders of the Convertible Notes to convert have been met. Therefore, the Convertible Notes were not convertible during the fourth quarter of 2018 and are classified as long-term debt. Should conditions allowing holders of the Convertible Notes to convert be met in a future quarter, the Convertible Notes will be convertible at their holders’ option during the immediately following quarter. As of December 31, 2018, the if-converted value of the Convertible Notes did not exceed the principal value of those Convertible Notes.
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
The Company allocated offering costs of $3.9 million to the debt and equity components in proportion to the allocation of proceeds to the components, treating them as debt issuance costs and equity issuance costs, respectively. The debt issuance costs of $2.9 million are being amortized as additional non-cash interest expense using the effective interest method over the contractual term of the Convertible Notes. The Company presents debt issuance costs as a direct deduction from the carrying value of the liability component. The carrying value of the liability component at December 31, 2018 and December 31, 2017, was $100.8 million and

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$95.1 million, respectively, including total unamortized debt discount and debt issuance costs of $24.2 million and $29.9 million. The $1.0 million portion of offering costs allocated to equity issuance costs was charged to paid-in capital. The carrying amount of the equity component was $20.0 million at December 31, 2018 and December 31, 2017, respectively, net of issuance costs and taxes.
Interest expense recognized relating to the contractual interest coupon, amortization of debt discount and amortization of debt issuance costs on the Convertible Notes included in the accompanying consolidated statements of operations are as follows:

	Year ended December 31,
	2018	2017
	(dollars in thousands)
Contractual interest coupon on convertible debt	$3,490	$3,190
Amortization of debt issuance costs	$530	$490
Amortization of "equity discount" related to debt	$5,150	$4,380
The estimated fair value of the Convertible Notes based on a market approach as of December 31, 2018 was approximately $68.2 million, which represents a Level 2 valuation. The estimated fair value was determined based on the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on the last business day of the period.
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
ABL Facility
On December 22, 2015, the Company entered into an Amended and Restated Loan Agreement among the Company, Horizon Global Americas Inc. (f/k/a Cequent Performance Products, Inc., successor by merger to Cequent Consumer Products, Inc.) (“HGA”), Cequent UK Limited, Cequent Towing Products of Canada Ltd., certain other subsidiaries of the Company party thereto as guarantors, the lenders party thereto and Bank of America, N.A., as agent for the lenders (the “ABL Loan Agreement”), under which the lenders party thereto agreed to provide the Company and certain of its subsidiaries with a committed asset-based revolving credit facility (the “ABL Facility”) providing for revolving loans up to an aggregate principal amount of $99.0 million.

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
The Company incurs fees with respect to the ABL Facility, including (i) an unused line fee of 0.25% times the amount by which the revolver commitments exceed the average daily revolver usage during any month, (ii) facility fees equal to the applicable margin in effect for (a) LIBOR Revolving Loans (as defined per the ABL Loan Agreement), with respect to the U.S. Facility and the U.K. Facility or (b) Canadian Base Rate Loans (as defined per the ABL Loan Agreement), with respect to the Canadian Facility, times the average daily stated amount of letters of credit, (iii) a fronting fee equal to 0.125% per annum on the stated amount of each letter of credit and (iv) customary administrative fees.
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
The ABL Loan Agreement contains customary negative covenants and does not include any financial maintenance covenants other than a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing twelve-month basis, which will be tested only upon the occurrence of an event of default or certain other conditions as specified in the agreement. At December 31, 2018, the Company was in compliance with its financial covenants contained in the ABL Facility.
Debt issuance costs of approximately $2.5 million were incurred in connection with the entry into an amendment of the ABL Facility. These debt issuance costs will be amortized into interest expense over the contractual term of the loan. The Company recognized $0.5 million during each of the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively, related to the amortization of debt issuance costs, which is included in the accompanying consolidated statements of operations. There were $0.8 million and $1.3 million of unamortized debt issuance costs included in other assets in the accompanying consolidated balance sheet as of December 31, 2018 and December 31, 2017, respectively.
There were $61.6 million and $10 million outstanding under the ABL Facility as of December 31, 2018 and December 31, 2017 with a weighted average interest rate of 4.4% and 3.6%, respectively. Total letters of credit issued under the ABL Facility at December 31, 2018 and 2017 were $3.4 million and $6.3 million, respectively. The Company had $10.3 million and $58.5 million in availability under the ABL Facility as of December 31, 2018 and 2017, respectively.
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

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Borrowings under the 2017 Replacement Loan bear interest, at the Company’s election, at either (i) the Base Rate plus 3.5% per annum, or (ii) LIBOR, with a 1% floor, plus 4.5% per annum. Principal payments required under the Term B Loan are $2.6 million due each calendar quarter beginning June 2017.
During the first quarter of 2017, the Company used a portion of the net proceeds from the Convertible Notes offering as described above, along with proceeds from the Common Stock Offering as described in Note 15, “Earnings per Share”, to prepay a total of $177.0 million of the Term B Loan. In accordance with ASC 470, “Debt - Modifications and Extinguishments”, the prepayment was determined to be an extinguishment of the existing debt. As a result, the pro-rata share of the unamortized debt issuance costs and original issuance discount related to the prepayment, aggregating to $4.6 million, was recorded as a loss on the extinguishment of debt in the consolidated statements of operations. The remaining unamortized debt issuance costs and original issuance discount, including $2.4 million additional transactions fees incurred in connection to the Replacement Term Loan Amendment, was approximately $6.1 million. Both the aggregate debt issuance costs and the original issue discount will be amortized into interest expense over the remaining life of the Term B Loan. On February 16, 2018, the Company entered into an amendment to the 2017 Replacement Term Loan (the “February 2018 Replacement Term Loan Amendment”), which would have replaced the 2017 Replacement Term Loan to provide for a new term loan commitment in an original aggregate principal amount of $385.0 million (the “2018 Replacement Term Loan”). The proceeds from the 2018 Replacement Term Loan were to be used to (i) repay in full the outstanding principal amount of the existing term loans, (ii) to consummate the acquisition of Brink International B.V. and its subsidiaries (collectively, the “Brink Group”) and pay a portion of the acquisition consideration thereof and the fees and expenses incurred in connection therewith, and (iii) for general corporate purposes. On June 14, 2018, the Company and H2 Equity Partners mutually agreed to terminate the Brink Group acquisition agreement. As part of the termination agreement, the Company agreed to pay a break fee of approximately $5.5 million to H2 Equity Partners and incurred $5.5 million of transaction fees during the year ended December 31, 2018, which are all included in selling, general and administrative expenses in the consolidated statements of operations. During the year ended December 31, 2018, the Company incurred $5.1 million of financing costs in connection with the pursuit of the Brink Group acquisition which are included in other expense, net in the consolidated statements of operations. Due to the termination of the Brink Group acquisition, the February 2018 Replacement Term Loan Amendment was not effective.
On July 31, 2018, the Company entered into the Fourth Amendment to Credit Agreement (the “Fourth Amendment”; the Amended Term Loan Agreement, as amended by the Fourth Amendment, the “2018 Term Loan Agreement”). The Fourth Amendment provided for additional borrowings of $50.0 million (the “2018 Incremental Term Loan”; the 2017 Replacement Term Loan as increased by the 2018 Incremental Term Loan, the “2018 Term B Loan”) that were used to pay outstanding balances under the ABL Loan Agreement, pay fees and expenses in connection with the amendment and for general corporate purposes. Debt issuance costs of approximately $4.6 million were incurred in connection with the Fourth Amendment. These debt issuance costs will be amortized into interest expense over the contractual term of the loan. Borrowings under the 2018 Term B Loan bear interest, at the Company’s election, at either (i) the Base Rate plus 5.0% per annum, or (ii) LIBOR, with a 1.0% floor, plus 6.0% per annum. Principal payments required under the 2018 Term B Loan are $2.6 million due each calendar quarter beginning September 2018. Under the 2018 Term Loan Agreement, commencing with the fiscal year ended December 31, 2017, and for each fiscal year thereafter, the Company is required to make prepayments of outstanding amounts under the Term B Loan in an amount up to 75.0% of the Company’s excess cash flow for such fiscal year, as defined in the 2018 Term B Loan, subject to adjustments based on the Company’s leverage ratio and optional prepayments of term loans and certain other indebtedness.
The Company recognized $2.1 million, $1.6 million and $1.6 million during the years ended December 31, 2018, December 31, 2017 and December 31, 2016 related to the amortization of debt issuance costs and original issue discount, which is included in the accompanying consolidated statements of operations. The Company had an aggregate principal amount outstanding of $190.5 million and $149.6 million as of December 31, 2018 and 2017, respectively, under the Amended Term Loan Agreement bearing interest at 8.8% and 6.1%, respectively. The Company had $7.4 million and $4.9 million as of December 31, 2018 and 2017, respectively, of unamortized debt issuance costs and original issue discount, all of which are recorded as a reduction of the debt balance on the Company’s consolidated balance sheet.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s Term B Loan traded at approximately 92.2% and 101.4% of par value as of December 31, 2018 and December 31, 2017. The valuation of the Term B Loan was determined based on Level 2 inputs under the fair value hierarchy.
All of the indebtedness under the 2018 Term B Loan is and will be guaranteed by the Company’s existing and future material domestic subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors. The 2018 Term Loan Agreement contains customary negative covenants, and also contains a financial maintenance covenant which requires the Company to maintain a net leverage ratio, as defined in the agreement, not exceeding 7.00 to 1.00 on the last day of each fiscal quarter commencing with the fiscal quarter ending on June 30, 2018 and ending, and including, the fiscal quarter ending on December 31, 2018; 6.50 to 1.00 on the last day of the fiscal quarter ending March 31, 2019; 5.00 to 1.00 on the last day of the fiscal quarter ending June 30, 2019; 4.75 to 1.00 on the last day of the fiscal quarter ending September 30, 2019; and 4.50 to 1.00 on the last day of each fiscal quarter thereafter.
Covenant and Liquidity Matters
Refer to Note 22, “Subsequent Events,” for additional information on the Company’s ABL Facility, Term Loan and debt facilities and related covenants.
Bank facilities
On July 3, 2017, the Company’s Australian subsidiaries entered into an agreement (collectively, the “Australia Loans”) to provide for revolving borrowings. The Australia Loans included two sub-facilities: (i) Facility A, with a borrowing capacity of $18.3 million that matures on July 3, 2020 and (ii) Facility B, which was canceled on November 1, 2018. There were $2.9 million and $6.6 million outstanding under the Australian Loan as of December 31, 2018 and 2017, respectively.
Borrowings under Facility A bear interest at the Bank Bill Swap Bid Rate (“BBSY”) plus a margin determined based on the most recent net leverage ratio (as defined per the Australian credit agreement). The margin is to be determined on the first day of the period as follows: (i) 1.10% per annum if the net leverage ratio is less than 1.50 to 1.00; (ii) 1.20% per annum if the net leverage ratio is less than 2.00 to 1.00 and (iii) 1.30% if the net leverage ratio is less than 2.50 to 1.00. Borrowings under Facility B bore interest at the BBSY plus a margin of 0.9% per annum.
The Australian Loans contain financial covenants, which require the Company’s Australian subsidiaries to maintain: (i) a net leverage ratio as defined not exceeding 2.50 to 1.00 during the period commencing on the date of the agreement and ending on the first anniversary of the date of the agreement; and 2.00 to 1.00 thereafter; (ii) a working capital coverage ratio (as defined per the Australian credit agreement) greater than 1.75 to 1.00 at all times; and (iii) a gearing ratio (defined as the ratio of senior debt to senior debt plus equity) not to exceed 50%. At December 31, 2018, the Company was in compliance with its financial covenants under the Australian Loans.
Long-term Debt Maturities
Future maturities of the face value of long-term debt at December 31, 2018 are as follows:

Years ending December 31,	Future maturities of long-term debt
(dollars in thousands)
2019	$13,860
2020	76,890
2021	170,000
2022	125,000
2023	—
Thereafter	10,330
Total	$396,080

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Derivative Instruments
Foreign Currency Exchange Rate Risk
As of December 31, 2018, the Company was party to forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $23.8 million. The Company uses foreign currency forward contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain payments for contract manufacturing in its lower-cost manufacturing facilities. The foreign currency forward contracts hedge currency exposure between the Mexican peso and the U.S. dollar and between the Australian dollar and the U.S. dollar and mature at specified monthly settlement dates through December 2019. At inception, the Company designated the foreign currency forward contracts as cash flow hedges. Upon the performance of contract manufacturing or purchase of certain inventories the Company de-designates the foreign currency forward contract.
On October 4, 2016, the Company entered into a cross currency swap arrangement to hedge changes in foreign currency exchange rates. As of December 31, 2018, the notional amount of the cross currency swap was approximately $110.0 million. The Company uses the cross currency swap to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to a non-functional currency intercompany loan of €110.0 million. The cross currency swap hedged currency exposure between the euro and the U.S. dollar and matured on January 3, 2019 with a liability of $2.5 million. The company entered into forward contracts to settle the cross currency swap which resulted in a $0.9 million offset to the liability. These settlements resulted in a net realized gain reclassified from accumulated other comprehensive income (loss) (“AOCI”) of $0.6 million. The Company made quarterly principal payments of €1.4 million, plus interest at a fixed rate of 5.4% per annum, in exchange for $1.5 million, plus interest at a fixed rate of 7.2% per annum. At inception, the Company designated the cross currency swap as a cash flow hedge. Changes in the currency rate resulted in reclassification of amounts from accumulated other comprehensive income (loss) to earnings to offset the re-measurement gain or loss on the non-U.S. denominated intercompany loan.
On August 16, 2017, the Company’s Australian subsidiary entered into a cross currency swap arrangement to hedge changes in foreign currency exchange rates. As of December 31, 2018, the notional amount of the cross currency was approximately $3.4 million. The Australian subsidiary uses the cross currency swap to mitigate the risk associated with fluctuations in currency rates related to a non-U.S. functional currency intercompany loan of NZ$10.0 million. The floating-to-floating cross currency swap hedges currency exposure between the New Zealand dollar and the Australian dollar and matures on June 30, 2020. The Australian subsidiary makes quarterly principal payments of NZ$0.8 million, plus interest at the 3-month Bank Bill Benchmark Rate in New Zealand plus a margin of 0.3% per annum, in exchange for A$0.8 million, plus interest at the 3-month BBSY in Australia per annum. At inception, the cross currency swap was not designated as a hedging instrument.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Statement Presentation
The fair value carrying amount of the Company’s derivative instruments were recorded as follows:

		Asset / (Liability) Derivatives
	Balance Sheet Caption	December 31, 2018	December 31, 2017
		(dollars in thousands)
Derivatives designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$1,910	$—
Foreign currency forward contracts	Accrued liabilities	—	(670)
Cross currency swap	Accrued Liabilities	(2,480)	—
Cross currency swap	Other long-term liabilities	—	(7,830)
Total derivatives designated as hedging instruments		(570)	(8,500)
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	290	110
Foreign currency forward contracts	Accrued liabilities	—	(90)
Cross currency swap	Other assets	—	90
Cross currency swap	Accrued liabilities	(90)	—
Total derivatives de-designated as hedging instruments		200	110
Total derivatives		$(370)	$(8,390)
The following table summarizes the gain or loss recognized in AOCI and the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings:

	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion, net of tax)		Location of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Earnings
	December 31,			Year ended December 31,
	2018	2017		2018	2017	2016
	(dollars in thousands)			(dollars in thousands)
Derivative instruments
Foreign currency forward contracts	$1,870	$(580)	Cost of sales	$1,070	$940	$(1,620)
Cross currency swap	$90	$270	Other expense, net	$5,330	$(15,820)	$7,510
Over the next 12 months, the Company expects to reclassify approximately $2.0 million of pre-tax deferred gains, related to the foreign currency forward contracts, from AOCI to cost of sales as the contract manufacturing and inventory purchases are settled. Over the next 12 months, the Company expects to reclassify approximately $0.1 million of pre-tax deferred gains, related to the cross currency swap, from AOCI to other expense, net as an offset to the re-measurement gains or losses on the non-U.S. denominated intercompany loan.
Derivatives not designated as hedging instruments
The gain or loss resulting from the change in fair value on de-designated forward contracts is reported within cost of sales on the Company’s consolidated statements of operations. There was a $0.3 million loss on de-designated derivatives for the year ended December 31, 2018. There was no gain or loss on de-designated derivatives for the year ended December 31, 2017, and a $0.3 million gain for the year ended December 31, 2016. The gain or loss resulting from the change in fair value on the floating-to-floating cross currency swap is recorded within other expense, net on the Company’s consolidated statements of operations. The loss on this cross currency swap was $0.2 million for the year ended December 31, 2018.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During May 2018, the Company entered into foreign currency option contracts known as zero-cost collars with an aggregate notional amount of €63.4 million to hedge changes in foreign currency related to the cash portion of the purchase price of the pending acquisition of the Brink Group; the acquisition was later terminated as described in Note 10 “Long-term Debt.” During June 2018, these zero-cost collar arrangements matured, resulting in a loss of $1.2 million which is included within other expense, net in the Company’s consolidated statements of operations for the year ended December 31, 2018.
Fair Value Measurements
The fair value of the Company’s derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. The Company’s derivatives are recorded at fair value in its consolidated balance sheets and are valued using pricing models that are primarily based on market observable external inputs, including spot and forward currency exchange rates, benchmark interest rates, and discount rates consistent with the instrument’s tenor, and consider the impact of the Company’s own credit risk, if any. Changes in counterparty credit risk are also considered in the valuation of derivative financial instruments. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and December 31, 2017 are shown below:

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
December 31, 2018
Foreign currency forward contracts	Recurring	$2,200	$—	$2,200	$—
Cross currency swaps	Recurring	$(2,570)	$—	$(2,570)	$—
December 31, 2017
Foreign currency forward contracts	Recurring	$(650)	$—	$(650)	$—
Cross currency swap	Recurring	$(7,740)	$—	$(7,740)	$—
12. Restructuring
The Company’s restructuring activities are undertaken as necessary to execute management’s strategy and streamline operations, consolidate and take advantage of available capacity and resources, and ultimately achieve productivity improvements and net cost reductions. The Company's restructuring charges consist primarily of employee costs (principally severance and/or termination benefits) and facility closure and other costs.
To the extent these programs involve voluntary separations, no liabilities are generally recorded until offers to employees are accepted. If employees are involuntarily terminated, a liability is generally recorded at the communication date. Estimates of restructuring charges are based on information available at the time such charges are recorded. Related charges are recorded in cost of sales and selling, general and administrative expenses.
The following table provides a summary of the Company’s consolidated restructuring liabilities and related activity for each type of exit cost as of and for the years ended December 31, 2018:

	Employee Costs	Facility Closure and Other Costs	Total
	(dollars in thousands)
Balances at December 31, 2017	1,850	5,190	7,040
Restructuring charges	10,440	2,680	13,120
Payments and other(1)	(7,300)	(2,750)	(10,050)
Balances at December 31, 2018	$4,990	$5,120	$10,110
(1)Other consists of changes in the liability balance due to foreign currency translation.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The $10.1 million restructuring liability at December 31, 2018 includes $7.5 million of accrued liabilities and $2.6 million of other long-term liabilities.
Restructuring expenses for the year ended December 31, 2018 primarily relate to the Americas aimed at reducing inefficiencies in indirect and fixed costs structure, coupled with the restructuring of certain of the executive management team including separation of the former CEO. In the first quarter of 2018, the Company announced plans to close its facility in Solon, Ohio along with an engineering center in Mosinee, Wisconsin. The activities at these locations have been consolidated and moved to the headquarters of the Horizon Americas segment, located in Plymouth, Michigan. During the second quarter of 2018, the Company finalized workforce consolidation plans related to the facility closures, as well as the corporate severance costs resulting from the management restructuring. We completed these programs in 2018.
Restructuring expenses incurred prior to December 31, 2017 primarily relate to America locations aimed at reducing production complexities and streamlining manufacturing operations and were completed by December 31, 2017.
13. Commitments
The Company leases certain equipment and facilities under non-cancellable operating leases. Rental expense for the Company totaled approximately $21.8 million in 2018, $20.0 million in 2017 and $16.8 million in 2016.
Minimum payments for operating leases having initial or remaining non-cancellable lease terms in excess of one year at December 31, 2018 are summarized below (in thousands):

December 31,	Minimum payments
(dollars in thousands)
2019	$15,820
2020	14,790
2021	12,590
2022	7,900
2023	4,830
Thereafter	13,090
Total	$69,020

14. Contingencies
During the fourth quarter of 2018, the Company was notified by two OEM customers of potential claims related to product sold by Horizon Europe-Africa arising from potentially faulty components provided by a supplier. The claims resulted from the failure of products not functioning to specifications, but the claims do not allege any damage and only seek replacement of the product. One of the claims has since resulted in a recall campaign while the manner in which the other claim will be resolved is pending. The Company performed an assessment of the facts and circumstances for all asserted and unasserted claims and considered all factors including the Company’s recall insurance. Based on this assessment, the Company determined the probable range of the liability to be between $12.3 million and $20.0 million, with no amount within that range a better estimate than any other amount. As a result, the Company recorded a liability of $12.3 million and an asset of $10.8 million as of December 31, 2018. The asset recorded represents the amount the Company believes is probable of recovery and has appropriate legal basis for recovery in accordance with its recall insurance policy. The Company cannot give any assurances that the final resolution of the claims, if adverse to the Company, will not have a material adverse effect to our financial position, results of operations or cash flows.
15. Earnings (Loss) per Share
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

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the reconciliation of the numerator and the denominator of basic loss per share attributable to Horizon Global and diluted loss per share attributable to Horizon Global:

	Year Ended December 31,
	2018	2017	2016
	(dollars in thousands, except for per share amounts)
Numerator:
Net loss attributable to Horizon Global	$(203,960)	$(3,550)	$(12,360)
Denominator:
Weighted average shares outstanding, basic	25,053,013	24,781,349	18,775,500
Dilutive effect of stock-based awards	—	—	—
Weighted average shares outstanding, diluted	25,053,013	24,781,349	18,775,500

Basic loss per share attributable to Horizon Global	$(8.14)	$(0.14)	$(0.66)
Diluted loss per share attributable to Horizon Global	$(8.14)	$(0.14)	$(0.66)
Due to net losses for the years ended December 31, 2018, 2017 and 2016, the effect of certain dilutive securities were excluded from the computation of weighted average diluted shares outstanding, as inclusion would have resulted in anti-dilution. A summary of these anti-dilutive common stock equivalents is provided in the table below:

	Year Ended December 31,
	2018	2017	2016
Number of options	240,647	343,782	331,485
Exercise price of options	$9.20 - $11.29	$9.20 - $11.29	$9.20 - $11.29
Restricted stock units	646,336	584,335	526,751
Convertible Notes	5,005,000	4,566,205	—
Warrants	5,005,000	4,566,205	—
For purposes of determining diluted loss per share, the Company has elected a policy to assume that the principal portion of the Convertible Notes, as described in Note 10, “Long-term Debt,” is settled in cash and the conversion premium is settled in shares. Therefore, the Company has adopted a policy of calculating the diluted loss per share effect of the Convertible Notes using the treasury stock method. As a result, the dilutive effect of the Convertible Notes is limited to the conversion premium, which is reflected in the calculation of diluted earnings loss per share as if it were a freestanding written call option on the Company’s shares. Using the treasury stock method, the Warrants issued in connection with the issuance of the Convertible Notes are considered to be dilutive when they are in the money relative to the Company’s average common stock price during the period. The Convertible Note Hedges purchased in connection with the issuance of the Convertible Notes are always considered to be anti-dilutive and therefore do not impact the Company’s calculation of diluted loss per share.

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
16. Equity Awards
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

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

directors. No more than 4.4 million Horizon common shares may be delivered under the Horizon 2015 Plan.
Stock Options
The following table summarizes Horizon stock option activity from December 31, 2017 to December 31, 2018:

	Number of Stock Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	338,349	$10.38	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled, forfeited	(245,382)	10.37	—	—
Expired	—	—	—	—
Outstanding at December 31, 2018	92,967	$10.40	4.6	$—
As of December 31, 2018, the unrecognized compensation cost related to stock options is immaterial. For the year ended December 31, 2018, the stock-based compensation expense recognized by the Company related to stock options was immaterial. The Company recognized approximately $0.3 million and $0.8 million of stock-based compensation expense related to stock options for the years ended December 31, 2017 and 2016, respectively. There was no aggregate intrinsic value on the outstanding options at December 31, 2018. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
Restricted Shares
During 2018, the Company granted an aggregate of 477,963 restricted stock units and performance stock units to certain key employees and non-employee directors. The total grants consisted of: (i) 5,680 time-based restricted stock units that vested on July 1, 2018; (ii) 43,799 time-based restricted stock units that vest ratably on (1) March 1, 2019, (2) March 1, 2020 and (3) March 1, 2021; (iii) 101,204 time-based restricted stock units that vest ratably on (1) March 1, 2019, (2) March 1, 2020, (3) March 1, 2021 and (4) March 1, 2022; (iv) 145,003 market-based performance stock units that vest on March 1, 2021; (v) 43,416 time-based restricted stock units that vest on March 1, 2021; (vi) 17,575 time-based restricted stock units that vest on May 8, 2019; (vii) 84,210 time-based restricted stock units that vest on May 15, 2018; (viii) 11,404 time-based restricted stock units that vest on May 15, 2020; (ix) 14,472 time-based restricted stock units that vest on August 1, 2020; (x) 8,400 time-based restricted stock units that vest on October 1, 2020; and (xi) 2,800 time-based restricted stock units that vest on December 3, 2020.
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
The performance criteria for the market-based performance stock units is based on the Company’s total shareholder return (“TSR”) relative to the TSR of the common stock of a pre-defined industry peer group. For the 2018 PSUs, TSR is measured over a period beginning January 1, 2018 and ending December 31, 2020. For the 2017 PSUs, TSR is measured over a period beginning January 1, 2017 and ending December 31, 2019. TSR is calculated as the Company’s average closing stock price for the 20-trading days at the end of the performance period plus Company dividends, divided by the Company’s average closing stock price for the 20-trading days prior to the start of the performance period. Depending on the performance achieved, the amount of shares earned can vary from 0% of the target award to a maximum of 200% of the target award. The Company estimated the grant-date fair value of the awards subject to a market condition using a Monte Carlo simulation model, using the following weighted-average assumptions: risk-free interest rate of 2.34% and 1.52% for the 2018 PSUs and 2017 PSUs, respectively, and annualized volatility of 37.4% and 38.5% for the 2018 PSUs and 2017 PSUs, respectively. Due to the lack of adequate stock price history of Horizon common stock, the volatility is based on the median of the peer group. The grant date fair value of the performance stock units were $7.08 and $18.41 for the 2018 PSUs and 2017 PSUs, respectively.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The grant date fair value of restricted stock units is expensed over the vesting period. Restricted stock unit fair values are based on the closing trading price of the Company’s common stock on the date of grant. Changes in the number of restricted stock units outstanding for the year ended December 31, 2018 were as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	582,611	$13.51
Granted	477,963	7.43
Vested	(331,456)	11.67
Canceled, forfeited	(309,190)	11.12
Outstanding at December 31, 2018	419,928	$9.75
As of December 31, 2018, there was $1.6 million in unrecognized compensation costs related to unvested restricted stock units that is expected to be recognized over a weighted average period of 1.8 years.
The Company recognized approximately $1.6 million, $3.3 million and $3.0 million of stock-based compensation expense related to restricted shares during the years ended December 31, 2018, 2017 and 2016, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
17. Shareholders’ Equity
Preferred Stock
The Company is authorized to issue 100,000,000 shares of Horizon Global preferred stock, par value of $0.01 per share. There were no preferred shares outstanding at December 31, 2018 or December 31, 2017.
Common Stock
The Company is authorized to issue 400,000,000 shares of Horizon Global common stock, par value of $0.01 per share. At December 31, 2018, there were 25,866,747 shares of common stock issued and 25,180,241 shares of common stock outstanding. At December 31, 2017, there were 25,625,571 shares of common stock issued and 24,939,065 outstanding.
Share Repurchase Program
In April 2017, the Board of Directors authorized a share repurchase program of up to 1.5 million shares of the Company’s issued and outstanding common stock during the period beginning on May 5, 2017 and ending May 5, 2020 (the “Share Repurchase Program”). The Share Repurchase Program provides for share purchases in the open market or otherwise, depending on share price, market conditions and other factors, as determined by the Company. In addition, the Company’s ABL Loan Agreement and Term B Loan place certain limitations on the Company’s ability to repurchase its common stock. As of December 31, 2018, cumulative shares purchased totaled 686,506 at an average purchase price per share of $14.55, excluding commissions. The repurchased shares are presented as treasury stock, at cost, on the consolidated balance sheets.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in AOCI attributable to Horizon Global by component, net of tax, for the years ended December 31, 2018, 2017, and 2016 are summarized as follows:

	Derivative Instruments	Foreign Currency Translation and Other	Total
	(dollars in thousands)
Balances at January 1, 2016	$(710)	$3,180	$2,470
Net unrealized losses arising during the period (a)	3,170	(10,590)	(7,420)
Less: Net realized losses reclassified to net income (b)	3,390	—	3,390
Net current-period change	(220)	(10,590)	(10,810)
Balances at December 31, 2016	(930)	(7,410)	(8,340)
Net unrealized gains (losses) arising during the period (a)	(8,810)	17,810	9,000
Less: Net realized gains reclassified to net income (b)	(9,350)	—	(9,350)
Net current-period change	540	17,810	18,350
Balances at December 31, 2017	(390)	10,400	10,010
Impact of ASU 2018-02	80	480	560
Balances at December 31, 2017, as restated	(310)	10,880	10,570
Net unrealized gains (losses) arising during the period (a)	7,440	(5,080)	2,360
Less: Net realized losses reclassified to net income (b)	5,170	—	5,170
Net current-period change	2,270	(5,080)	(2,810)
Balances at December 31, 2018	$1,960	$5,800	$7,760
__________________________
(a) Derivative instruments, net of income tax benefit (expense) of $(1.4) million, $5.2 million, and $(2.5) million for the years ended December 31, 2018, 2017, and 2016, respectively. See Note 11, “Derivative Instruments,” for further details.
(b) Derivative instruments, net of income tax benefit (expense) of $1.3 million, $5.5 million, and $(2.5) million for the years ended December 31, 2018, 2017, and 2016, respectively. See Note 11, “Derivative Instruments,” for further details.
18. Segment Information
The Company groups its business into operating segments by the region in which sales and manufacturing efforts are focused, which are grouped on the basis of similar product, market and operating factors. Each operating segment has discrete financial information evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance. The Company reports the results of its business in three operating segments: Horizon Americas, Horizon Europe‑Africa, and Horizon Asia‑Pacific. Horizon Americas is comprised of the Company’s North American and South American operations. Horizon Europe‑Africa is comprised of the European and South African operations, while Horizon Asia‑Pacific is comprised of the Australia, Thailand, and New Zealand operations. See below for further information regarding the types of products and services provided within each operating segment.
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

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment activity is as follows:

	Year ended December 31,
	2018	2017	2016
	(dollars in thousands)
Net Sales
Horizon Americas	$390,690	$439,700	$443,240
Horizon Europe‑Africa	323,260	325,970	104,080
Horizon Asia‑Pacific	136,000	127,310	101,880
Total	$849,950	$892,980	$649,200
Operating Profit (Loss)
Horizon Americas	$(6,850)	$44,060	$38,680
Horizon Europe‑Africa	(148,630)	(1,790)	(13,320)
Horizon Asia‑Pacific	20,250	18,740	11,230
Corporate	(35,160)	(26,250)	(30,290)
Total	$(170,390)	$34,760	$6,300
Capital Expenditures
Horizon Americas	$6,760	$10,150	$5,550
Horizon Europe‑Africa	4,500	13,190	4,670
Horizon Asia‑Pacific	2,610	2,440	3,310
Corporate	—	1,510	1,010
Total	$13,870	$27,290	$14,540
Depreciation and Amortization
Horizon Americas	$8,160	$10,660	$10,750
Horizon Europe‑Africa	12,090	10,110	3,290
Horizon Asia‑Pacific	4,800	4,310	4,090
Corporate	330	260	90
Total	$25,380	$25,340	$18,220

	December 31,
	2018	2017
	(dollars in thousands)
Total Assets
Horizon Americas	$219,680	$209,210
Horizon Europe - Africa	173,980	341,750
Horizon Asia‑Pacific	119,590	88,210
Corporate	8,100	21,860
Total	$521,350	$661,030

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the Company’s net sales and net fixed assets attributed to each subsidiary’s continent of domicile:

	Year ended December 31,
	2018	2017	2016
	(dollars in thousands)
Net Sales
Total U.S.	$380,480	$423,090	$428,770
Non-U.S.
Australia	69,440	69,760	60,020
Germany	186,430	194,120	52,350
Other Europe	117,960	114,940	39,520
Asia	67,420	58,140	41,940
Africa	19,880	16,320	12,130
Other Americas	8,340	16,610	14,470
Total non-U.S.	469,470	469,890	220,430
Total	$849,950	$892,980	$649,200

	December 31,
	2018	2017
	(dollars in thousands)
Property and equipment, net
Total U.S.	$26,560	$5,770
Non-U.S.
Australia	8,480	10,730
Germany	43,010	48,400
United Kingdom	620	22,920
Other Europe	8,820	9,830
Asia	7,370	7,720
Africa	5,320	5,260
Other Americas	2,100	2,390
Total non-U.S.	75,720	107,250
Total	$102,280	$113,020
The Company’s export sales from the U.S. approximated $44.3 million, $34.6 million and $32.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The following table presents the Company’s net sales contributed by product group:

	Year ended December 31,
	2018	2017	2016
Towing	68.5%	70.3%	62.7%
Trailering	16.1%	16.8%	21.5%
Cargo Management	6.2%	6.3%	8.9%
Other	9.2%	6.6%	6.9%
	100.0%	100.0%	100.0%

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Income Taxes
The Company’s income (loss) before income tax, by tax jurisdiction, consisted of the following:

	Year ended December 31,
	2018	2017	2016
	(dollars in thousands)
Domestic	$(43,200)	$(3,880)	$(14,630)
Foreign	(168,060)	8,860	(1,760)
Income (loss) before income tax	$(211,260)	$4,980	$(16,390)

The income tax benefit (expense) is comprised of:

	Year ended December 31,
	2018	2017	2016
	(dollars in thousands)
Current income tax benefit (expense):
Federal	$10,070	$(7,680)	$(1,170)
State and local	(190)	(240)	(970)
Foreign	(7,880)	(2,190)	(2,560)
Total current income tax expense	2,000	(10,110)	(4,700)
Deferred income tax benefit (expense):
Federal	(1,870)	(3,000)	3,800
State and local	160	(390)	450
Foreign	6,070	3,750	4,180
Total deferred income tax benefit	4,360	360	8,430
Income tax benefit (expense)	$6,360	$(9,750)	$3,730

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of deferred taxes are as follows:

	December 31,
	2018	2017
	(dollars in thousands)
Deferred tax assets:
Receivables, net	$980	$460
Inventories	3,610	3,280
Accrued liabilities and other long-term liabilities	10,410	10,600
Tax loss and credit carryforwards	26,720	12,930
Gross deferred tax asset	41,720	27,270
Valuation allowances	(26,650)	(10,560)
Net deferred tax asset	15,070	16,710
Deferred tax liabilities:
Property and equipment, net	(5,470)	(4,300)
Intangibles, net	(18,670)	(19,710)
Other	(2,390)	(3,280)
Gross deferred tax liability	(26,530)	(27,290)
Net deferred tax liability	$(11,460)	$(10,580)
ASC 740 “Income Taxes” requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable and also restricts the amount of reliance that can be placed on projections of future taxable income to support the recovery of deferred tax assets. Given the recent decline in U.S. gross profit the Company is in a three-year cumulative pre-tax loss position. Therefore, during the fourth quarter of 2018, the Company recorded a valuation allowance of $8.8 million against its U.S. deferred tax assets. In addition, due to certain foreign jurisdictions being in three-year cumulative pre-tax loss position, the Company also recorded valuation allowance of $5.7 million against certain of its deferred tax assets. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a reconciliation of our provision for income taxes to income tax benefit (expense) computed at the U.S. federal statutory rate:

	Year ended December 31,
	2018	2017	2016
	(dollars in thousands)
U.S. federal statutory rate	21%	35%	35%
Tax at U.S. federal statutory rate	$44,360	$(1,740)	$5,730
State and local taxes, net of federal tax benefit	1,500	(340)	(340)
Differences in statutory foreign tax rates	13,180	3,680	1,230
Uncertain tax positions	2,680	3,950	1,260
Tax holiday(1)	—	950	460
Withholding taxes	(990)	(300)	(300)
Tax credits	3,980	590	(70)
Net change in valuation allowance	(19,210)	(3,020)	(1,600)
Transaction costs	—	(1,610)	(2,670)
Tax reform/SAB 118 true-up	(2,280)	(11,850)	—
Goodwill	(36,580)	—	—
Other, net	(280)	(60)	30
Income tax benefit (expense)	$6,360	$(9,750)	$3,730
__________________________
(1) Tax holiday related to Thailand which expired on December 31, 2017.
The Company has recorded deferred tax assets on $23.2 million of various state operating loss carryforwards and $75.4 million of various foreign operating loss carryforwards. The majority of the state tax loss carryforwards expire between 2030 - 2038 and the majority of foreign losses have indefinite carryforward periods.
No deferred taxes have been provided for taxes that would result upon repatriation of our foreign investments to the U.S. as it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations or should not give rise to additional income tax liabilities as a result of the distribution of such earnings.
Uncertain Tax Positions
The Company has approximately $5.7 million and $7.3 million of uncertain tax positions (“UTPs”) as of December 31, 2018 and 2017, respectively. If the UTPs were recognized, the impact to the Company’s effective tax rate would be to reduce reported income tax expense for the years ended December 31, 2018 and 2017 approximately $5.7 million and $7.3 million, respectively.
A reconciliation of the change in the UTPs and related accrued interest and penalties for the years ended December 31, 2018 and 2017 is as follows:

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Uncertain Tax Positions
(dollars in thousands)
Balance at December 31, 2016	$8,850
Tax positions related to current year:
Additions	—
Reductions	—
Tax positions related to prior years:
Additions	50
Reductions	(30)
Lapses in the statutes of limitations	(2,110)
Cumulative Translation Adjustment	550
Balance at December 31, 2017	$7,310
Tax positions related to current year:
Additions	—
Reductions	—
Tax positions related to prior years:
Additions	270
Reductions	—
Settlements	—
Lapses in the statutes of limitations	(1,580)
Cumulative Translation Adjustment	(340)
Balance at December 31, 2018	$5,660
The Company recognizes interest accrued related to UTPs and penalties as income tax expense. Related to the UTPs noted above, the Company has a current benefit of $1.4 million related to interest and penalties incurred during 2018, and recognized a liability for interest and penalties of $1.4 million as of December 31, 2018. During 2017, the Company had accrued penalties and interest of $2.1 million and recognized a liability for interest and penalties of $3.4 million.

The decrease in UTPs and liabilities for interest and penalties for tax positions related to prior years is primarily related to the roll-off of certain statutes of limitations and changes in currency exchange rates during 2017 and 2018.
Income tax returns are filed in multiple domestic and foreign jurisdictions, which are subject to examinations by taxing authorities. As of December 31, 2018, the Company is subject to U.S. federal tax examination for tax years 2015 through 2018.  The Company is subject to state, local, and foreign income tax examinations for tax years 2010 through 2018.  The Company does not believe that the results of these examinations will have a significant impact on the Company’s tax position or its effective tax rate.
Management monitors changes in tax statutes and regulations and the issuance of judicial decisions to determine the potential impact to UTPs. As of December 31, 2018, the Company estimated that approximately $0.8 million of UTPs in foreign jurisdictions is expected to be released in the next twelve months.
Other Matters
On December 22, 2017, the Act was signed into law. The Act changed many aspects of corporate income taxation, including the reduction of the corporate income tax rate from 35% to 21% and imposition of a one-time tax on deemed repatriated earnings of foreign subsidiaries.
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

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

tax, the remeasurement of U.S. deferred tax balances and other deferred tax adjustments based on provisions of the Act. As a result, the Company has recognized income tax expense of $11.9 million associated with these items in 2017.
Further analysis was completed related to the provisional estimates recorded at December 31. 2017 under SAB 118 based on guidance provided by the Internal Revenue Service and Department of Treasury in notices and regulations. The company finalized the Transition Tax liability calculation and corresponding allowable foreign tax credit during 2018 and adjusted its December 31, 2017 provisional amount by an additional tax expense of $2.3 million. The balance of the 2018 Transition Tax liability was determined to be satisfied with existing U.S. tax attributes resulting in no current income tax payable. No additional adjustment was required under SAB118.
The Act includes new U.S. provisions, the global intangible low-taxed income (“GILTI”) provision, the base-erosion and anti-abuse tax (“BEAT”) provision and a limitation to the deductibility of interest expense. GILTI requires the Company to include in its U.S. income tax return non-U.S. subsidiary earnings in excess of an allowable return on the non-U.S. subsidiary’s tangible assets. BEAT eliminates the deduction of certain base-erosion payments made to related non-U.S. corporations, and imposes a minimum tax if the amount is greater than the regular tax. GILTI will apply to the Company starting in tax year 2019 due to the fiscal year end of the foreign subsidiaries. The company has elected to treat GILTI as a period cost.  The Company is not subject to BEAT based on the level of gross receipts. The Company’s interest deduction is not limited based on the new interest deductibility rules in 2018.
20. Other Expense, Net
Other expense, net consists of the following components:

	Year ended December 31,
	2018	2017	2016
	(dollars in thousands)
Brink acquisition ticking fee	$5,130	$—	$—
Brazil acquisition indemnification asset	4,300	1,520	1,500
Customer pay discounts	1,600	1,540	1,210
Foreign currency (gain) / loss	960	800	(480)
Accretion arising from lease recovery	240	270	320
Gain on sale of Broom & Brush	—	(1,300)	—
Currency option premium purchase	—	—	840
Other	900	(100)	(780)
Total other expense, net	$13,130	$2,730	$2,610

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Summary Quarterly Financial Data

	Three months ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(unaudited, dollars in thousands, except for per share data)
Net sales	$216,810	$233,340	$227,840	$171,960
Gross profit	$38,450	$47,570	$43,620	$14,240
Net loss	$(57,760)	$(67,160)	$(33,000)	$(46,980)
Net loss attributable to Horizon Global	$(57,510)	$(66,930)	$(32,760)	$(46,760)
Net loss per share attributable to Horizon Global:
Basic	$(2.30)	$(2.68)	$(1.31)	$(1.86)
Diluted	$(2.30)	$(2.68)	$(1.31)	$(1.86)

	Three months ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(unaudited, dollars in thousands, except for per share data)
Net sales	$203,280	$253,590	$240,120	$195,990
Gross profit	$45,390	$67,670	$58,420	$36,120
Net income (loss)	$(10,160)	$19,970	$6,560	$(21,140)
Net income (loss) attributable to Horizon Global	$(9,860)	$20,260	$6,890	$(20,840)
Net income (loss) per share attributable to Horizon Global:
Basic	$(0.41)	$0.80	$0.28	$(0.84)
Diluted	$(0.41)	$0.79	$0.27	$(0.84)
22. Subsequent Events
On March 1, 2019, the Company entered into an agreement of sale of certain business assets in its Europe-Africa operating segment, via a share and asset sale (the “Sale”). Under the terms of the Sale, effective March 1, 2019, the Company disposed of certain non-automotive business assets, including the trade name, that operated using the Terwa brand for $5.5 million. The Sale will be accounted for in the first quarter of 2019, pending customary closing conditions.
Senior Term Loan Agreement
On February 20, 2019, the Company entered into a Credit Agreement (the “Senior Term Loan Agreement”) with Cortland Capital Markets Services LLC, as administrative agent and collateral agent, and the lenders party thereto. The Senior Term Loan Agreement provided for a short-term loan facility in the aggregate principal amount of $10.0 million, all of which was borrowed by the Company. Certain of the lenders under the Company’s Term Loan Agreement, are the lenders under the Senior Term Loan Agreement.
The Senior Term Loan Agreement required the Company to obtain additional financing in amounts and on terms acceptable to the lenders. Borrowings under the Senior Term Loan Agreement originally matured on March 7, 2019, but were extended to March 15, 2019. The Senior Term Loan Agreement was repaid on March 15, 2019, in conjunction with the additional financing further detailed below.
Second Lien Term Loan Agreement
On March 15, 2019, the Company entered into a Credit Agreement (the “Second Lien Term Loan Agreement”) with Cortland Capital Markets Services LLC, as administrative agent and collateral agent, and certain funds managed by Corre Partners Management LLC and any assignees thereof as the lenders. The Second Lien Term Loan Agreement provides for a term loan facility in the aggregate principal amount of $51.0 million and matures on September 30, 2021. The Second Lien Term Loan Agreement is secured by a second lien on substantially the same collateral as the Term B Loan, bears an interest rate of LIBOR

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

plus 11.5% payable in kind through an increase in principal balance, and is subject to various affirmative and negative covenants including a secured net leverage ratio tested quarterly, commencing with the fiscal quarter ending on December 31, 2019, which shall not exceed (x) 6.75 to 1.00 as of the last day of any fiscal quarter ending on or prior to June 30, 2020 and (y) 5.25 to 1.00 as of the last day of any fiscal quarter ending on or after September 30, 2020.
Pursuant to the Second Lien Term Loan Agreement, the Company will issue 6.25 million detachable warrants to purchase common stock of the Company, which can be exercised on a cashless basis with a 5-year term with an exercise price of $1.50 per share. A portion of the warrants will not be issued unless approved by a shareholder vote, and 18% interest paid in kind preferred stock will be issued in the interim and will be cancelled and converted into warrants upon receipt of shareholder approval.
In connection with the entry into the Second Lien Term Loan Agreement, we agreed to appoint four new members to our board of directors within seven business days of closing, and that the four new members of our board will constitute a majority of our board of directors.
The proceeds, net of applicable fees, of the Second Lien Term Loan Agreement were used to repay the Senior Term Loan Agreement and to provide additional liquidity and working capital for the Company.
Term Loan Agreement
On February 20, 2019, the Company entered into the Fifth Amendment to Credit Agreement (the “Fifth Term Amendment”) to amend the Term Loan Agreement to permit the Company to enter into the Senior Term Loan Agreement and tightened certain indebtedness, asset sale, investment and restricted payment baskets.
On March 15, 2019, the Company entered into the Sixth Amendment to Credit Agreement (the “Sixth Term Amendment”) to amend the Term Loan Agreement to permit the Company to enter into the Second Lien Term Loan Agreement, which amended certain financial covenants to provide for relief based on the Company’s 2018 results and 2019 budget, and to make certain other affirmative and negative covenants more restrictive.
The prior net leverage covenant ratio was eliminated and replaced with a first lien leverage covenant starting with the 12-month period ending September 2019 as follows:
September 30, 2019: 8.25:1.00
December 31, 2019: 6.25:1.00
March 31, 2020: 5.50:1.00
June 30, 2020: 5.00:1.00
September 30, 2020 and each fiscal quarter ending thereafter: 4.75:1.00
The Sixth Term Amendment also adds a fixed charge coverage covenant starting with fiscal quarter ending March 31, 2020, a minimum liquidity covenant of $15.0 million starting March 31, 2019, and a maximum capital expenditure covenant of $15.0 million for 2019 and $25.0 million annually thereafter. The interest rate on the Term Loan Agreement is also amended to add 3.0% paid in kind interest in addition to the existing cash pay interest.
Because of the Sixth Term Amendment, the Company is in compliance with all of its financial covenants as of the period ending December 31, 2018.
ABL Facility
On February 20, 2019, the Company entered into the Fourth Amendment to amend the ABL Loan Agreement (the “Fourth ABL Amendment”). The Fourth ABL Amendment, among other modifications, permitted the Company to enter into the Senior Term Loan Agreement and make certain indebtedness, asset sale, investment and restricted payment baskets covenants more restrictive.
On March 7, 2019, the Company entered into the Fifth Amendment to amend the ABL Loan Agreement (the “Fifth ABL Amendment”). The Fifth ABL Amendment allowed for the extension of the Senior Term Loan Agreement to March 15, 2019.
On March 15, 2019, the Company entered into the Sixth Amendment to amend the ABL Loan Agreement (the “Sixth ABL Amendment”). The Sixth ABL Amendment allowed for the Company to enter into the Second Lien Term Loan Agreement and

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

provided for certain other modifications of the ABL Loan Agreement. In particular, the ABL Loan Agreement was modified to (a) increase the interest rate by 1%, (b) reduce the total facility size to $90.0 million, and to limit ability to add debt in the future.
Covenant and Liquidity Matters
As a result of the above series of modifications and additional debt facilities and our current forecast through March 2020, the Company believes it has sufficient liquidity to operate its business. In addition to meeting its working capital needs, the Sixth Term Amendment requires the Company to raise a minimum of $100.0 million through a combination of asset sales, junior debt, or equity raise to make a contractually obligated prepayment of the Term Loan on or before March 31, 2020. We are currently evaluating all strategic alternatives related to the options to raise the funds necessary to comply with this contractual prepayment obligation. If we cannot generate the required cash, we may not be able to make the necessary payments required under our debt as of March 31, 2020, which would result in an event of default. Such a default, if not cured, would allow the lenders to accelerate the maturity of the debt, making it due and payable at that time.
The Company estimates it incurred approximately $10.0 million of debt issuance costs and amendment fees associated with the above transactions. The transactions will be accounted for in the first quarter of 2019.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the Company. Under the supervision of the chief executive officer and chief financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2018, that have materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Item 9B.    Other Information
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 regarding our directors and corporate governance matters is incorporated by reference herein to the proxy statement for the Company’s 2019 Annual Meeting of Stockholders (the “Proxy Statement”) sections entitled “Proposal 1 - Election of Directors” and “Corporate Governance.” The information required by Item 10 regarding our executive officers appears as a supplementary item following Item 4 under Part I of this Annual Report on Form 10-K under the title “Executive Officers of the Company.” The information required by Item 10 regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference herein to the Proxy Statement section entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”
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

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) Listing of Documents
(1)   Financial Statements
The Company’s consolidated financial statements included in Item 8 hereof, as required at December 31, 2018 and December 31, 2017, and for the periods ended December 31, 2018, December 31, 2017 and December 31, 2016, consist of the following:
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders’ Equity
Notes to Consolidated Financial Statements
(2)   Financial Statement Schedules
Financial Statement Schedule of the Company appended hereto, as required for the periods ended December 31, 2018, December 31, 2017 and December 31, 2016, consists of the following:
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

2.3(h)*
Sale and Purchase Agreement, dated as of December 13, 2017, among Horizon Global Corporation and Cequent Nederland Holdings B.V. and Cooperatief H2 Equity Partners Fund IV Holding W.A., Stichting Administratiekantoor Brink I, and Stichting Administratiekantoor Brink II.

3.1(n)	Amended and Restated Certificate of Incorporation of Horizon Global Corporation.
3.2(b)	Amended and Restated By-laws of Horizon Global Corporation.
4.1(j)	Indenture, dated as of February 1, 2017, by and between the Company and Wells Fargo Bank, National Association, as Trustee.
4.2(j)	First Supplemental Indenture, dated as of February 1, 2017, by and between the Company and Wells Fargo Bank, National Association, as Trustee.
10.1(c)	Tax Sharing Agreement, dated as of June 30, 2015, by and between Horizon Global Corporation and TriMas Corporation.
10.2(c)	Noncompetition and Nonsolicitation Agreement, dated as of June 30, 2015, by and between Horizon Global Corporation and TriMas Corporation.
10.3(c)
Loan Agreement, dated as of June 30, 2015, among the Company, Cequent Performance Products, Inc., Cequent Consumer Products, Inc., the lenders party thereto and Bank of America, N.A., as agent for the lenders.

10.4(f)
Amended and Restated Loan Agreement, dated as of December 22, 2015, among Horizon Global Corporation, Cequent Performance Products, Inc., Cequent Consumer Products, Inc., Cequent UK Limited, Cequent Towing Products of Canada Ltd., the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as agent for the lenders.

10.5(f)
Foreign Facility Guarantee and Collateral Agreement, dated as of December 22, 2015, among Cequent Performance Products, Inc., certain of its subsidiaries party thereto as grantors and Bank of America, N.A., as agent.

10.6(i)
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

10.7(l)
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

10.8(n)
Third Amendment to Amended and Restated Loan Agreement, dated as of July 31, 2018, to the Amended and Restated Loan Agreement, dated as of December 22, 2015, by and among Horizon Global Corporation, Horizon Global Americas Inc., Cequent UK Limited, Cequent Towing Products of Canada Ltd., the other parties thereto, the lenders party thereto and Bank of America, N.A., as administrative agent.

10.9(c)	Term Loan Credit Agreement, dated as of June 30, 2015, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative and collateral agent.
10.10(i)
First Amendment, dated as of September 19, 2016, to the Term Loan Credit Agreement, dated as of June 30, 2015, among Horizon Global Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.

10.11(l)
Second Amendment, dated as of January 11, 2017, to the Term Loan Credit Agreement, dated as of June 30, 2015, among Horizon Global Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.

10.12(k)*
2017 Replacement Term Loan Amendment (Third Amendment to Credit Agreement), dated as of March 31, 2017, to the Term Loan Credit Agreement, dated as of June 30, 2015, by and among Horizon Global Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.13(m)
2018 Replacement Term Loan Amendment Agreement (Fourth Amendment to Credit Agreement), dated as of February 16, 2018, among Horizon Global Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.14(n)
Fourth Amendment to Credit Agreement, dated as of July 31, 2018, to the Term Loan Credit Agreement, dated as of June 30, 2015, by and among Horizon Global Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent.

10.15(d)**	Horizon Global Corporation Executive Retirement Plan effective as of July 1, 2015.
10.16(e)**	Horizon Global Corporation Executive Severance/Change of Control Policy effective as of July 1, 2015.
10.17(a)	Form of Indemnification Agreement.
10.18(e)**	Form of Restricted Stock Units Agreement - Founders Grant - under the 2015 Equity and Incentive Compensation Plan.
10.19(e)**	Form of Restricted Stock Units Agreement - 2015 Board of Directors - under the 2015 Equity and Incentive Compensation Plan.
10.20(e)**	Form of Nonqualified Stock Option Agreement - 2015 LTI - under the 2015 Equity and Incentive Compensation Plan.
10.21(e)**	Form of Nonqualified Stock Option Agreement - Special Award - under the 2015 Equity and Incentive Compensation Plan.
10.22(e)**	Form of Horizon Replacement Restricted Stock Unit Award Agreement (Converted in connection with the adjustment of TriMas 2013 Performance Stock Units - 2006 Plan).
10.23(e)**	Form of Horizon Replacement Restricted Stock Unit Award Agreement (Converted in connection with the adjustment of TriMas 2013 Performance Stock Units - 2011 Plan).
10.24(e)**	Form of Horizon Replacement Restricted Stock Unit Award Agreement (Converted in connection with the adjustment of TriMas 2014 Performance Stock Units - 2011 Plan).
10.25(g)**	Form of Restricted Stock Units Agreement - CEO Award Program - 2016 Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.26(g)**	Form of Restricted Stock Units Agreement - Annual Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.27(g)**	Form of Restricted Stock Units Award Agreement - CEO Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.28(g)**	Form of Performance Share Units Agreement - Annual Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.29(g)**	Form of Nonqualified Stock Option Agreement - Annual Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.30**	Horizon Global Corporation Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.31(m)**	Form of Restricted Stock Units Agreement - Annual Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.32(m)**	Form of Restricted Stock Units Award Agreement - CEO Award Program - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.33(m)**	Form of Performance Share Units Agreement - Annual Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.34(m)**	Form of Restricted Stock Units Award Agreement - Annual CEC Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.35(m)**	Form of Restricted Stock Units Award Agreement - Annual ELT Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.36(n)**	Form of Restricted Stock Units Award Agreement - Board of Directors Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.37(i)	Investors’ Rights Agreement, dated as of October 4, 2016, by and between the Company and Parcom Deutschland I GmbH & Co. KG.

10.38(j)	Base Call Option Confirmation, dated as of January 26, 2017, by and between the Company and JPMorgan Chase Bank, National Association, London Branch.
10.39(j)	Additional Call Option Confirmation, dated as of January 27, 2017, by and between the Company and JPMorgan Chase Bank, National Association, London Branch.
10.40(j)	Base Warrant Confirmation, dated as of January 26, 2017, by and between the Company and JPMorgan Chase Bank, National Association, London Branch.
10.41(j)	Additional Warrant Confirmation, dated as of January 27, 2017, by and between the Company and JPMorgan Chase Bank, National Association, London Branch.
10.42(j)	Base Call Option Confirmation, dated as of January 26, 2017, by and between the Company and Wells Fargo Bank, National Association.
10.43(j)	Additional Call Option Confirmation, dated as of January 27, 2017, by and between the Company and Wells Fargo Bank, National Association.
10.44(j)	Base Warrant Confirmation, dated as of January 26, 2017, by and between the Company and Wells Fargo Bank, National Association.
10.45(j)	Additional Warrant Confirmation, dated as of January 27, 2017, by and between the Company and Wells Fargo Bank, National Association.
10.46(j)	Base Call Option Confirmation, dated as of January 26, 2017, by and between the Company and Bank of America, N.A.
10.47(j)	Additional Call Option Confirmation, dated as of January 27, 2017, by and between the Company and Bank of America, N.A.
10.48(j)	Base Warrant Confirmation, dated as of January 26, 2017, by and between the Company and Bank of America, N.A.
10.49(j)	Additional Warrant Confirmation, dated as of January 27, 2017, by and between the Company and Bank of America, N.A.
10.50(n)	Separation Agreement between Horizon Global Corporation and A. Mark Zeffiro dated June 29, 2018.
10.51	Separation and Consulting Agreement between Horizon Global Corporation and David G. Rice dated December 3, 2018.
10.52*	Updated Exhibit A to Horizon Global Corporation Executive Severance/Change of Control Policy effective as of November 6, 2018.
21.1	Horizon Global Corporation Subsidiary List.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_________________________

(a)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-1 filed on March 31, 2015 (Reg. No. 333-203138).
(b)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on February 20, 2019 (Reg. No. 001-37427).
(c)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on July 6, 2015 (File No. 001-37427).
(d)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 11, 2015 (File No. 001-37427).
(e)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on November 10, 2015 (File No. 001-37427).
(f)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on December 23, 2015 (File No. 001-37427).
(g)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on May 3, 2016 (File No. 001-37427).
(h)	Incorporated by reference to Exhibits filed with our Annual Report on Form 10-K filed on March 1, 2018 (File No. 001-37427).
(i)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on October 11, 2016 (File No. 001-37427).
(j)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on February 1, 2017 (File No. 001-37427).
(k)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on April 6, 2017 (File No. 001-37427).
(l)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed on March 10, 2017 (File No. 001-37427).
(m)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on May 3, 2018 (File No. 001-37427).
(n)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 7, 2018 (File No. 001-37427).
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

HORIZON GLOBAL CORPORATION (Registrant)

		BY:	/s/ CARL S. BIZON
DATE:	March 18, 2019		Name: Carl S. Bizon Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ CARL S. BIZON	President and Chief Executive Officer and Director	March 18, 2019
Carl S. Bizon	(Principal Executive Officer)

/s/ BRIAN WHITTMAN	Vice President, Finance	March 18, 2019
Brian Whittman	(Principal Financial and Accounting Officer)

/s/ DENISE ILITCH	Chair of the Board of Directors	March 18, 2019
Denise Ilitch

/s/ RICHARD L. DEVORE	Director	March 18, 2019
Richard L. DeVore

/s/ SCOTT G. KUNSELMAN	Director	March 18, 2019
Scott G. Kunselman

/s/ DAVID A. ROBERTS	Director	March 18, 2019
David A. Roberts

/s/ RICHARD D. SIEBERT	Director	March 18, 2019
Richard D. Siebert

/s/ MAXIMILIANE C. STRAUB	Director	March 18, 2019
Maximiliane C. Straub

SCHEDULE II
PURSUANT TO ITEM 15(a)(2)
OF FORM 10-K VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED
December 31, 2018, 2017 AND 2016
(Dollars in thousands)

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED (CREDITED) TO OTHER ACCOUNTS(1)	DEDUCTIONS(2)	BALANCE AT END OF PERIOD
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
Year ended December 31, 2018	$3,100	$920	$1,200	$80	$5,140
Year ended December 31, 2017	$3,810	$640	$(1,340)	$10	$3,100
Year ended December 31, 2016	$2,960	$910	$50	$110	$3,810
______________
(1) Allowance of companies acquired, and other adjustments, net.
(2) Deductions, representing uncollectible accounts written-off, less recoveries of amounts written-off in prior years.