Form 10-K/A
Horizon Global Corp
filed 2019-04-30
CIK 1637655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018 OR
□    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______

Commission File No. 001-36876
HORIZON GLOBAL CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	47-3574483
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2600 W. BIG BEAVER ROAD, SUITE 555 TROY, MICHIGAN	48084
(Address of Principal Executive Offices)	(Zip Code)
Registrant's Telephone Number, Including Area Code: (248) 593-8820

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class             Name of each Exchange on which registered

Common Stock, $0.01 par value	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes □ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes □ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No □

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No □

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer □                             Accelerated filer ☒

Non-accelerated filer □ (Do not check if a smaller reporting company)     Smaller reporting company □

Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extension transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes □ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter based on the closing sales price on the New York Stock Exchange on June 29, 2018 was approximately $145.0 million.

The number of shares of the registrant's common stock outstanding at March 12, 2019 was 25,205,608.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Horizon Global Corporation (the “Company,” “we,” “us” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“Form 10-K”) with the U.S. Securities and Exchange Commission (“SEC”) on March 18, 2019. We are filing this Amendment No. 1 to the Form 10-K (“Form 10-K/A”) solely for the purpose of including in Part III the information that was to be incorporated by reference from our definitive proxy statement for the 2019 annual meeting of stockholders. This Form 10-K/A hereby amends and restates in their entirety the Form 10-K cover page and Items 10 through 14 of Part III.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as expressly noted in this Form 10-K/A, this Form 10-K/A does not reflect events occurring after the original filing of our Form 10-K or modify or update in any way any of the other disclosures contained in our Form 10-K including, without limitation, the financial statements. Accordingly, this Form 10-K/A should be read in conjunction with our Form 10-K and our other filings with the SEC.

PART III
Item 10. Directors, Executive Offices and Corporate Governance
Directors
The following section provides information with respect to our directors as of April 30, 2019. It includes the specific experience, qualifications and skills considered by the Corporate Governance and Nominating Committee of the Board (the “Governance Committee”) and the Board in assessing the appropriateness of the person to serve as a director. Ages are as of April 30, 2019.
In addition, the following includes a brief discussion of the specific experience, qualifications, attributes and skills that led to the conclusion that the directors and nominees should serve on the Board at this time. The Governance Committee considers the experience, mix of skills and other qualities of the existing Board to ensure appropriate Board composition. The Governance Committee believes that directors must have demonstrated excellence in their chosen field, high ethical standards and integrity, and sound business judgment. In addition, it seeks to ensure the Board includes members with diverse backgrounds, skills and experience, including appropriate financial and other expertise relevant to the Company’s business.
The Board believes that the directors and nominees have an appropriate balance of knowledge, experience, attributes, skills and expertise as a whole to ensure the Board appropriately fulfills its oversight responsibilities and acts in the best interests of stockholders. The Board believes that each director satisfies its criteria for demonstrating excellence in his or her chosen field, high ethical standards and integrity, and sound business judgment. In addition, the Board has eight independent directors in accordance with the applicable rules of the New York Stock Exchange (“NYSE”), and such directors are also independent of the influence of any particular stockholder or stockholder groups whose interests may diverge from the interests of the stockholders as a whole. Further, each director or nominee brings a strong background and set of skills to the Board, giving the Board, as a whole, competence and experience in a wide variety of areas.

Carl S. Bizon
President, CEO and Director since October 2018
Age 56

Mr. Bizon was appointed President, Chief Executive Officer and Director of Horizon Global on October 29, 2018. Mr. Bizon joined Horizon Global in January 2018 as president of Horizon Americas before being promoted to Interim President and Chief Executive Officer of the Company on May 8, 2018. Prior to Horizon Global’s spin-off from its former parent company, TriMas Corporation (“TriMas”), Mr. Bizon led its international businesses from September 2008 to August 2015, including both Europe-Africa and Asia-Pacific. Before re-joining the Company, from August 2015 through August 2017, Mr. Bizon served as chief executive officer at Jayco Corporation, Australia’s largest manufacturer of camper trailers, caravans and motorhomes. Mr. Bizon served as general manager, chief executive of Swan Pluming Supplies, an independent plumbing merchant in Australia, from 2005 through 2008. Mr. Bizon held a variety of general management positions from 1995 through 2004 with Australian companies such as GWA International, Stramit Industries and Tubemakers. Mr. Bizon brings to the Board extensive operational experience, and has developed a strong knowledge and skill set in the areas of sales, manufacturing, customer management, product development, IT and large-scale project management.

Frederick A. “Fritz” Henderson
Director since 2019
Age 60

Mr. Henderson was appointed to our Board on April 3, 2019 and was named Chair of the Audit Committee at the time of his appointment. Mr. Henderson is currently chair of the board of Adient, PLC, an automotive parts manufacturer focused on automotive seating and interiors, since October 2018, and a director since October 2016. Mr. Henderson served as interim chief executive officer of Adient from June 2018 to September 2018. From 2010 until his retirement in December 2017, Mr. Henderson served as chair and chief executive officer of SunCoke Energy, Inc., a producer of coke, a principal raw material in the blast furnace steelmaking process. Mr. Henderson held the same positions at SunCoke Energy Partners GP LLC, the general partner of SunCoke Energy Partners L.P., the publicly-traded master limited partnership of which SunCoke Energy, Inc. is a sponsor, from 2013 to 2017. Mr. Henderson served as senior vice president of Sunoco, Inc., a transportation fuel provider with interests in logistics from September 2010, until SunCoke’s initial public offering in 2011. From 1984 to 2009, Mr. Henderson served in various executive management roles at General Motors, LLC, a global automotive company, including president and chief executive officer from April 2009 to December 2009, president and chief operating officer from March 2008 to March 2009, and vice chair and chief financial officer from January 2006 until February 2008. Since 2013, Mr. Henderson has served as a director, and as chair of the audit committee, of Marriott International, Inc., a multinational diversified hospitality company that manages and franchises a broad portfolio of hotels and related lodging facilities. From 2011 to 2014, Mr. Henderson served as a director and chair of the audit committee of Compuware Corporation, an IT software company. Mr. Henderson also is a trustee of the Alfred P. Sloan Foundation, a not-for-profit grantmaking institution that supports research and education in science, technology, engineering, mathematics and economics, since 2008. Mr. Henderson brings extensive corporate senior leadership and board leadership experience to the Horizon Board, as well as operational experience and broad financial expertise related to financial reporting, accounting and compliance for public companies.

Harry J. Wilson
Director since 2019
Age 47

Mr. Wilson was appointed to our Board on April 3, 2019. Mr. Wilson is currently the founder and chief executive officer of MAEVA Group, LLC, a turnaround and restructuring firm, which he founded in January 2011. Previously, Mr. Wilson served as a senior advisor on the President’s Automotive Task Force from March 2009 to August 2009, and as a partner at Silver Point Capital, a credit-oriented investment fund, where he joined as a senior analyst in May 2003 and served until August 2008. From 1999 to 2003, Mr. Wilson worked in the private equity group at The Blackstone Group, a private equity firm. Mr. Wilson also held positions with Clayton, Dubilier & Rice, a private equity firm, from 1995 to 1997, and Goldman Sachs & Co. from 1993 to 1995. Mr. Wilson currently serves as a director of Visteon, an automotive supplier focused on automotive electronics, since January 2011 and as a director of Sotheby’s, one of the world’s leading auction houses, since May 2014. Mr. Wilson serves on a number of nonprofit boards and as co-chair of MAEVA Social Capital, Inc., a venture philanthropy organization focused on early childhood development, since 2017. From 2012 through 2013, Mr. Wilson previously served on the board of Yahoo! Inc., one of the world’s leading Internet media companies, and, from 2011 through 2014, Mr. Wilson served on the board of YRC Worldwide, Inc., a leading provider of transportation and global logistics services. Mr. Wilson brings a great deal of turnaround and automotive industry experience to the Horizon Board, as well as broad management, board, and financial and analytical expertise.

Denise Ilitch
Director since 2015
Age 63

Ms. Ilitch was appointed to our Board on June 29, 2015, and was appointed Chair of the Governance Committee on April 16, 2019. Ms. Ilitch previously served as Chair of the Board from February 14, 2018 through April 2, 2019, Co-Chair of the Board from July 1, 2016 to February 14, 2018, and Chair of the Board’s Compensation Committee from June 29, 2015 to August 16, 2016. Ms. Ilitch is currently president of Ilitch Enterprises, LLC, a business operations management company, a position she has held since 2005. From 2000 to 2004, Ms. Ilitch served as president of Ilitch Holdings, Inc., a sports, entertainment, food, fundraising and real estate development services company. From 1996 to 2004, Ms. Ilitch served as president of Olympia Development, LLC, a real estate development company. Ms. Ilitch currently serves as a trustee for the Skillman Foundation; chair of the Skillman External Relations & Partnerships Committee; as a board member for FUEL Leadership. Ms. Ilitch also serves as a regent on the University of Michigan Board of Regents, and is vice chair of the Board. Ms. Ilitch has previously served as a board member of numerous community organizations, including the Detroit Branch of the NAACP, the Detroit Branch of the Federal Reserve Bank of Chicago, Detroit Renaissance, and the Karmanos Cancer Institute. She also co-chaired the 2009 Detroit Crisis Turnaround Team. Ms. Ilitch brings to the Board more than 30 years of experience as a business executive and community leader.  As a businesswomen and attorney, Ms. Ilitch has extensive knowledge and subject matter expertise in business development, corporate law and government policy.

Ryan L. Langdon
Director since 2019
Age 46

Mr. Langdon was appointed to our Board on April 3, 2019. Mr. Langdon is currently senior managing director and co-founder of Newport Global Advisors, an alternative investment firm specializing in turnaround and special situation investments, since 2005. Prior to the formation of Newport Global Advisors, Mr. Langdon served in the High Yield Group of AIG Global Investment Group, a business that provides investment advice and markets its asset management products and services, from 2002 to 2005, ultimately reaching the level of managing director responsible for its distressed credit portfolio. Mr. Langdon currently serves on the board of various privately held businesses spanning multiple sectors, including automotive supply, building products, industrial and consumer gases and cylinders, and internet retail. From 2005 to 2009, Mr. Langdon served on the board of iCPS, Inc., a company offering wireless mobility communications and network services. Mr. Langdon brings extensive financial management, business leadership and financial turnaround expertise.

Mark D. Weber
Director since 2019
Age 61

Mr. Weber was appointed to our Board on April 3, 2019. Mr. Weber is currently senior vice president and chief operating officer of Federal Signal Corporation (“Federal Signal”), a global manufacturer of environmental cleaning equipment, emergency signaling systems and industrial warning equipment, since his appointment in January 2018. Mr. Weber previously served as president and chief executive officer of Supreme Industries, Inc. (“Supreme”), a leading manufacturer of final mile dry freight and refrigerated work trucks from May 2013 to September 2017, when Supreme was sold to Wabash National Corporation. From 1996 to 2013, Mr. Weber held various leadership positions with Federal Signal including vice president, Sweeper Products, and president, Environmental Solutions Group. Prior to 1996, Mr. Weber served as director, Advanced Midrange Manufacturing for Cummins, a U.S.-based global company in the design, manufacture and distribution of engines, filtration and power generation products. Mr. Weber brings extensive senior management experience leading companies in the industrial and manufacturing sectors, business turnaround leadership as well as deep operational expertise to the Horizon Board.

John C. Kennedy
Director since 2019
Age 60

Mr. Kennedy was appointed to our Board on April 3, 2019, and has served as Chair of the Board since his appointment. Mr. Kennedy is currently president and chief executive officer of Autocam Medical, a privately held contract manufacturer of precision-machined implants and instruments for surgical applications, which he founded in 2005. Mr. Kennedy previously served as the president and chief executive officer of Autocam Corporation, which he founded in 1988 and later sold in 2014. Mr. Kennedy is currently a board member of Lacks Enterprises, Inc., a Michigan-based privately held company providing complex, highly decorated components and systems for the exterior automotive trim market, since 2004; the Van Andel Institute, a Michigan-based nonprofit biomedical research and science education organization, since 2003; Shape Corporation, a full-service, tier-one automotive and industrial component supplier since 2014; and Business Leaders for Michigan, a nonprofit organization for business leaders that is focused on strategy, policy and business initiatives to drive Michigan’s economic growth. Outside of the business world, Mr. Kennedy dedicates a significant amount of time to improving education. Previously, Mr. Kennedy served on Grand Valley State University’s Board of Trustees, as chair from 2016 to 2018 and trustee from 2011 to 2018. Mr. Kennedy is also a founding board member of Grand Rapids University Preparatory Academy, a public education school located in Grand Rapids, Michigan, since 2008. Mr. Kennedy has served on multiple education commissions for the State of Michigan. Currently he is a commissioner on the Governor’s PreK-12 Literacy Commission and he previously served on the State of Michigan’s Third Grade Reading Commission. Mr. Kennedy brings to Horizon Global extensive board and company leadership, business development expertise, and operational and manufacturing experience in the automotive and industrial business segments.

Brett N. Milgrim
Director since 2019
Age 50

Mr. Milgrim was appointed to our Board on April 3, 2019. Mr. Milgrim is currently co-chair of the board of directors of Loar Group, Inc., a privately held aerospace components manufacturer, since 2017. Mr. Milgrim also serves as a director of Builders FirstSource, Inc., a manufacturer of building materials and components for homebuilders and contractors, since 1999, and PGT Innovations, Inc., a manufacturer and supplier of residential impact-resistant windows and doors, since his appointment in 2003. From 1997 until his retirement in 2011, Mr. Milgrim served as managing director of JLL Partners, Inc., a private equity firm focused on leveraged buyout transactions and leveraged recapitalizations of mid-market companies. Mr. Milgrim was previously an associate at Donaldson, Lufkin & Jenrette Securities Corporation, a New York-based firm providing investment banking and security brokerage services, and was an investment banking analyst at PaineWebber Inc, a stock brokerage and asset management company. Mr. Milgrim brings extensive management and board experience in the industrial manufacturing industry as well as financial and business analytical experience.

David A. Roberts
Director since 2018
Age 71

Mr. Roberts was appointed to our Board on March 6, 2018, and was appointed Chair of Horizon Global’s Compensation Committee on April 16, 2019. Mr. Roberts is currently chair of the board of directors of Carlisle Companies Incorporated (“Carlisle”), a diversified manufacturing company, a position he has held since December 2016. Mr. Roberts previously served as Carlisle’s chief executive officer from June 2007 to December 2016. Prior to joining Carlisle, Mr. Roberts served as chair of the board of directors of Graco Inc., a manufacturer of fluid handling systems and components, from April 2006 to June 2007, and as president and chief executive officer from June 2001 to June 2007. In 2003, Mr. Roberts was appointed to the board of directors of Franklin Electric Co., a global leader in the manufacturing and distribution of products and systems focused on the movement and management of water and fuel, and is a member of its corporate governance committee and its management organization and compensation committee. In September 2015, Mr. Roberts was appointed to the board of directors of SPX Corporation, a thermal equipment and services provider, and serves as chair of its compensation committee and as a member of its audit committee and nominating and governance committee. From 2012 to 2015, Mr. Roberts served on the board of directors and as the chair of the Compensation Committee of Polypore International, Inc., a leading global manufacturer specializing in microporous membranes and solutions for battery applications. Mr. Roberts began his career in the automotive industry, holding various manufacturing, engineering, and general management positions with The Budd Company, a leading automotive stamping manufacturer and supplier, Pitney Bowes, a global technology company, and FMC Corporation, a global technology and solutions provider in the agricultural, industrial and consumer markets. Mr. Roberts brings extensive experience in senior management of multinational companies, and expertise in the industrial and manufacturing sectors. Mr. Roberts’ experience from his service on various public company boards is a valuable asset to the Horizon Board.

Board Leadership Structure and Management
In connection with obtaining the Second Lien Term Facility described elsewhere in this annual report, on April 3, 2019, the size of the Board increased from seven to nine directors, and Messrs. Henderson, Kennedy, Langdon, Milgrim, Weber and Wilson were appointed to fill the newly created directorships and vacancies created from the director resignations of Richard L. DeVore, Scott G. Kunselman, Richard D. Siebert and Maximiliane C. Straub on April 2, 2019. Mr. Kennedy was appointed Chair of the Board on April 3, 2019. The Chair oversees the planning of the annual Board calendar and, in consultation with the other directors, will schedule and set the agenda for meetings of the Board and lead the discussions at such meetings. In addition, the Chair provides guidance and oversight to other members of management, helps with the formulation and implementation of our strategic plans and acts as the Board’s liaison to the rest of management. In this capacity, the Chair is actively engaged in significant matters affecting us. The Chair also leads our annual meetings of stockholders and performs such other functions and responsibilities as requested by the Board from time to time.
The Board believes that separating the roles of the chief executive officer and chair is the most appropriate structure at this time and offers distinct benefits to the Company, including curtailing any potential conflict of interest and facilitating objective Board evaluation of the Company’s management.
As part of its oversight function, the Board monitors how management operates the Company, in part via its committee structure. When granting authority to management, approving strategies and receiving management reports, the Board considers, among other things, the risks and vulnerabilities the Company faces. The Audit Committee of the Board (the “Audit Committee”) considers risk issues associated with the Company’s overall financial reporting, disclosure process and legal compliance, as well as reviews policies on risk control assessment and accounting risk exposure. In addition to its regularly scheduled meetings, the Audit Committee meets with the corporate audit team, and the independent registered public accounting firm in executive sessions at least quarterly, and with the General Counsel and Chief Compliance Officer as determined from time to time by the Audit Committee. Each of the Compensation Committee of the Board (the “Compensation Committee”) and the Governance Committee considers risk issues associated with the substantive matters addressed by each such committee.
During 2018, the Board held twelve (12) meetings, the Audit Committee held five (5) meetings, the Compensation Committee held five (5) meetings, and the Governance Committee held four (4) meetings.
The Board currently consists of nine members divided into three classes serving staggered terms.

Name	Age	Title	Term Ending
Carl S. Bizon(1)	56	President, Chief Executive Officer and Director	2019
Frederick A. “Fritz” Henderson(1)	60	Director	2019
Harry J. Wilson(1)	47	Director	2019
Denise Ilitch(2)	63	Director	2020
Ryan L. Langdon	46	Director	2020
Mark D. Weber	61	Director	2020
John C. Kennedy(3)	60	Chair of the Board	2021
Brett N. Milgrim	50	Director	2021
David A. Roberts	71	Director	2021
______________________________________

(1)	Standing for reelection at the Annual Meeting.

(2)	Chair of the Board from February 14, 2018 to April 3, 2019. Formerly Co-Chair of the Board from July 1, 2016 to February 14, 2018.

(3)	Chair of the Board from April 3, 2019.

During 2018, all of the then-current directors attended at least 75%, in the aggregate, of the meetings of the Board and all committees of the Board on which they served. All directors are expected to attend all meetings, as well as the Annual Meeting. In addition to attending Board and committee meetings, directors fulfill their responsibilities by consulting with the President and Chief Executive Officer and other members of management on matters that affect the Company.
Independent directors hold regularly scheduled executive sessions in which they meet without the presence of management. These executive sessions, as chaired by the Board Chair, generally occur around regularly scheduled meetings of the Board. For more information regarding the Board and other corporate governance procedures, see “Corporate Governance.” For information on how you can communicate with the Company’s non-management directors, see “Communicating with the Board.”
Audit Committee. The Audit Committee is responsible for providing independent, objective oversight and review of our auditing, accounting and financial reporting processes, including reviewing the audit results and monitoring the effectiveness of our internal audit function. In addition, the Audit Committee is responsible for (1) selecting our independent registered public accounting firm, (2) approving the overall scope of the audit, (3) assisting the Board in monitoring the integrity of our financial statements, our independent registered public accounting firm’s qualifications and independence, the performance of our independent registered public accounting firm, and our internal audit function and compliance with relevant legal and regulatory requirements, (4) annually reviewing our independent registered public accounting firm’s report describing the auditing firm’s internal quality control procedures and any material issues raised by the most recent internal quality control review, or peer review, of the auditing firm, (5) discussing the annual audited financial and quarterly statements with management and the independent registered public accounting firm, (6) discussing earnings press releases and any financial information or earnings guidance provided to analysts and rating agencies, (7) discussing policies with respect to risk assessment and risk management, (8) meeting separately and periodically, with management, internal auditors and the independent registered public accounting firm, (9) reviewing with the independent auditor any audit problems or difficulties and management’s response, (10) setting clear hiring policies for employees or former employees of the independent registered public accounting firm, (11) handling such other matters that are specifically delegated to the Audit Committee by applicable law or regulation or by the Board from time to time, and (12) reporting regularly to the full Board. The Audit Committee’s charter reflects such responsibilities and is available on the Company’s website at https://investors.horizonglobal.com/investors-corporate-governance.
Each of the directors on the Audit Committee is financially literate. The Board has determined that Mr. Henderson qualifies as an “audit committee financial expert” within the meaning of Securities and Exchange Commission (“SEC”) regulations and that each member on the Audit Committee has the accounting and related financial management expertise required by the NYSE listing standards and that each is “independent” from management in accordance with NYSE listing standards and the Company’s Governance Guidelines.
Compensation Committee. The Compensation Committee is responsible for monitoring and administering our compensation and employee benefit plans and reviewing, among other things, base salary levels, incentive awards and bonus incentive awards for the Chief Executive Officer and other executive officers, and such other matters that are specifically delegated to the Compensation Committee by applicable law or regulation, or by the Board from time to time. All of the members of our Compensation Committee are expected to be independent under the rules of NYSE and Rule 10C-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Compensation Committee’s duties include, among other things, (1) reviewing and approving our overall executive and director compensation philosophy and the executive and director compensation programs to support our overall business strategy and objectives, (2) overseeing the management continuity and succession planning process

(except as otherwise within the scope of the Governance Committee) with respect to our officers, and (3) preparing any report on executive compensation required by the applicable rules and regulations of the SEC and other regulatory bodies. For more information, including the role of executive officers and compensation consultants in determining or recommending the amount or form of executive and director compensation, see “Executive Compensation.”
The Compensation Committee’s charter reflects such responsibilities and is available on the Company’s website, www.horizonglobal.com, in the Corporate Governance subsection of the Investor Relations section. Under the charter, the Compensation Committee may delegate any of its responsibilities, subject to applicable law, to subcommittees or other committees appointed by the Board. Under the Company’s effective equity plan, the Compensation Committee may delegate its authority thereunder, subject to applicable law, to subcommittees, may delegate administrative duties and powers to Compensation Committee members, Company officers or Company agents or advisors, and may delegate on a limited basis the ability to grant plan awards to certain employees to one or more officers of the Company. The Board has determined that each of the members of the Compensation Committee is “independent” from management in accordance with NYSE listing standards (including those standards particular to Compensation Committee membership) and the Company’s Governance Guidelines.
Corporate Governance and Nominating Committee. The Governance Committee is responsible for identifying and nominating individuals qualified to serve as board members and recommending directors for each board committee. The Board has determined that all of the members of the Governance Committee are independent under the rules of NYSE. Generally, the Governance Committee will re-nominate incumbent directors who continue to satisfy its criteria for membership on the Board, who it believes will continue to make important contributions to the Board and who consent to continue their service on the Board.
In recommending candidates to the Board, the Governance Committee reviews the experience, mix of skills and other qualities of a nominee to assure appropriate Board composition after taking into account the current Board members and the specific needs of the Company and the Board. The Board looks for individuals who have demonstrated excellence in their chosen field, high ethical standards and integrity, and sound business judgment. The Governance Committee does not have a formal policy with respect to diversity; however, the Board and the Governance Committee believe that it is essential that the Board members represent diverse viewpoints. As required by the NYSE, SEC or such other applicable regulatory requirements, a majority of the Board will be comprised of independent directors.
The Governance Committee does not solicit director nominations, but will consider recommendations by stockholders with respect to elections to be held at an Annual Meeting, so long as such recommendations are sent on a timely basis to the Corporate Secretary of the Company and are in accordance with the Company’s bylaws. The Governance Committee will evaluate nominees recommended by stockholders against the same criteria as other director nominees.
Messrs. Henderson, Kennedy, Langdon, Milgrim, Weber and Wilson were recommended as directors to the Governance Committee through discussions with shareholders and lenders. A third-party search firm was engaged to review and supplement the recommendations.
The Governance Committee’s charter reflects such responsibilities and is available on the Company’s website at https://investors.horizonglobal.com/investors-corporate-governance.
Compensation Committee Interlocks and Insider Participation. During 2018, our Compensation Committee consisted of Messrs. Kunselman, Dauch until May 8, 2018, DeVore, Roberts, Siebert, and Valenti until May 8, 2018, and Mses. Ilitch and Straub. Along with the current members of our Compensation Committee, Messrs. Roberts, Kennedy, Weber and Wilson, none of these individuals is or has ever been an officer or employee of the Company or any of our subsidiaries. None of our executive officers currently serves or has served as a member of the board of directors, compensation committee or other board committee performing equivalent functions of another entity that has one or more executive officers serving as one of our directors or on our Compensation Committee. Given Mr. Kennedy’s interest in the Second Lien Term Facility, he will not participate in the approval of equity awards granted to our officers and directors for purposes of Rule 16b-3 of the Exchange Act.
Retirement Age; Term Limits. The Governance Guidelines provide that a director is expected to submit his or her resignation from the Board at the first annual meeting of stockholders following the director’s 75th birthday. The Board may accept or reject such resignation in its discretion after consultation with the Governance Committee. The Board has not established term limits for the directors. The Governance Guidelines are available on the Company’s website at https://investors.horizonglobal.com/investors-corporate-governance.
Assessment of Board and Committee Performance. The Board evaluates its performance annually. In addition, each Board committee performs an annual self-assessment to determine its effectiveness. The results of the Board and committee self-assessments are discussed with the Board and each Committee, respectively.

Executive Officers
Officers of the Company serve at the pleasure of the Board.

Name	Age	Title
Carl S. Bizon	56	President, Chief Executive Officer and Director
Barry G. Steele	48	Chief Financial Officer
Brian Whittman	47	Vice President, Finance
Jay Goldbaum	37	General Counsel, Chief Compliance Officer and Corporate Secretary
Carl S. Bizon. Business experience provided above under “Item 10. Directors.”
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
Brian Whittman. Mr. Whittman has served as our Vice President, Finance since February 18, 2019. From February 18, 2019 through March 18, 2019, Mr. Whittman also served as our principal financial officer. Mr. Whittman previously acted as our Interim Chief Financial Officer from November 9, 2018 to February 18, 2019. Mr. Whittman has served as a managing director with Alvarez & Marsal North America, LLC, part of a global professional services firm (“Alvarez & Marsal”), since December 2008. Pursuant to an existing professional services agreement between the Company and Alvarez & Marsal, Mr. Whittman continued to receive his salary and benefits from Alvarez & Marsal.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, officers and stockholders who beneficially own and greater than 10% of the Common Stock (if any) to file reports of beneficial ownership on Form 3 and changes in beneficial ownership with respect to our securities on Form 4 or 5 with the SEC and to furnish copies of these reports to us. We reviewed the filed reports and written representations from our directors, executive officers and stockholders who beneficially own greater than 10% of the Common Stock regarding the necessity of filing reports. We believe that all of our officers, directors and stockholders that beneficially own greater than 10% of the Common Stock complied with all applicable Section 16(a) filing requirements for 2018 with respect to the Company.

Director Compensation

The Compensation Committee is responsible for reviewing director compensation and making recommendations to the Board with respect to that compensation, as appropriate. The 2018 director compensation program is described below, but in 2019, the Board approved changes to the director compensation program to place a greater emphasis on equity-based compensation. The Compensation Committee and Board believe that independent directors should receive a compensation package that is primarily comprised of equity awards. A predominantly equity-based compensation package is intended to align the interests of our independent directors with those of our stockholders and reward our directors based on the financial performance of the Company. The Compensation Committee and Board believe that this compensation structure provides incentive for directors to continue to serve on the Board and would be viewed favorably by new directors with outstanding qualifications.
Annual Cash Retainer and Meeting Fees. For 2018, each independent director was paid an annual cash retainer of $80,000 (the “Annual Cash Retainer”). The chair of the Board and the chairs of each of the Audit, Compensation and Governance Committees were paid an additional annual cash retainer in the amounts of $50,000, $15,000, $10,000 and $5,000, respectively (each, an “Annual Chair Retainer”). The Annual Cash Retainer and Annual Chair Retainer described above were prorated to reflect any partial year of service. Additionally, each director was paid $1,000 per Board or committee meeting attended (the “Per Meeting Fees”).
Effective April 16, 2019, the Board eliminated the Annual Cash Retainer and the Per Meeting Fees. The chair of the Board and the chairs of each of the Audit, Compensation and Governance Committees will continue to be paid, quarterly in arrears, an Annual Chair Retainer in the amounts of $50,000, $15,000, $10,000 and $5,000, respectively, in cash. Directors who are also employees of the Company are not paid any additional compensation for serving as directors.
Equity Compensation. In 2018, each independent director received an annual grant of restricted stock units with a grant date fair market value of $80,000, with each grant generally subject to such director’s continued service on the Board, and a vesting period of one year.
Effective April 16, 2019, simultaneously with the elimination of the Annual Cash Retainer and the Per Meeting Fees, the Board approved an increase to each director’s annual grant of restricted stock units. Each independent director will now receive an annual grant of restricted stock units with a grant date fair market value of $160,000, with each grant generally subject to such director’s continued service on the Board, and a vesting period of one year. Directors who are also employees of the Company do not receive any additional equity compensation for serving as directors.
Director Stock Ownership. Under the 2018 stock ownership guidelines, independent directors were required to own, within five years after initial election to the Board as an independent director, shares of Common Stock having a value equal to or greater than three times their Annual Cash Retainer (excluding Annual Chair Retainers). Unrestricted stock, time-based restricted stock, time-based restricted stock units and vested in-the-money options are (or would be) counted toward fulfillment of this ownership requirement. New independent directors will have five years from the time they are elected to the Board to meet the stock ownership guidelines.
Effective April 16, 2019, the Board approved amendments to the stock ownership guidelines for our independent directors. Subject to terms contained in the guidelines, independent directors are required to hold shares of Common Stock having a value greater than or equal to $250,000 within five years after election to the Board as an independent director. If an independent director does not meet the stock ownership guidelines, the Compensation Committee may consider such fact when determining the grant of future equity awards to such director.
All independent directors are within the five-year window to meet the stock ownership guidelines.
Indemnification. The Company has entered into indemnification agreements with each of its directors. These agreements require the Company to indemnify such individuals for certain liabilities to which they may become subject as a result of their affiliation with the Company.
Other. The Company reimburses all directors for reasonable travel expenses incurred when attending Board and committee meetings. The Company does not provide any perquisites to directors. In 2018, the Board approved a Non-Employee Director Deferred Compensation Plan, pursuant to which independent directors may defer cash or equity compensation (the “Deferred Compensation Plan”). No independent directors participated in the Deferred Compensation Plan during 2018.

2018 Director Compensation Table

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Total ($)
Denise Ilitch	$156,000	$80,000	$236,000
David C. Dauch(3)	$40,875	$—	$40,875
Richard L. DeVore(4)	$119,000	$80,000	$197,000
Scott G. Kunselman(4)	$116,000	$80,000	$191,000
David A. Roberts	$84,667	$106,667	$191,334
Richard D. Siebert(4)	$109,125	$80,000	$189,125
Maximiliane C. Straub(4)	$84,667	$106,667	$191,334
Samuel Valenti III(3)	$38,000	$—	$38,000
_______________________________________

(1)	Messrs. Henderson, Kennedy, Langdon, Milgrim, Weber, and Wilson were appointed April 3, 2019.

(2)
The amounts in this column reflect the grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”) of the restricted stock unit awards made to our non-employee directors during 2018. Ms. Ilitch and Ms. Straub, and Messrs. DeVore, Kunselman, Roberts, and Siebert each received 14,035 restricted stock units effective on May 15, 2018, which vest on May 15, 2019, generally subject to a service requirement. Ms. Straub and Mr. Roberts were appointed March 6, 2018 and each received 2,840 restricted stock units effective March 15, 2018 (reflecting a pro-rated grant for the vesting period that was then in effect), which vested on July 1, 2018. These awards were granted under the Company’s Amended and Restated 2015 Equity and Incentive Compensation Plan (the “Amended 2015 Plan”).

(3)
Resigned from the Board on May 15, 2018. In connection with these resignations, the Compensation Committee approved the accelerated vesting of each such director’s unvested restricted stock units (5,571 restricted units for each director) effective May 15, 2018.

(4)
Resigned from the Board on April 2, 2019. In connection with these resignations, the Compensation Committee approved the accelerated vesting of each such director’s unvested restricted stock units (14,035 restricted stock units for each director) effective April 2, 2019.

As of December 31, 2018, there were 14,035 restricted stock units outstanding for each of Ms. Ilitch and Mr. Roberts. There were no outstanding restricted stock units for any of the remaining non-employee directors.
Corporate Governance
The Board has adopted Governance Guidelines. These guidelines address, among other things, director responsibilities, qualifications (including independence), compensation and access to management and advisors. The Governance Committee is responsible for overseeing and reviewing these guidelines and recommending any changes to the Board.
The Spirit and The Letter. Effective as of July 1, 2015, the Board adopted the Company’s code of conduct, titled “The Spirit and The Letter,” which applies to all directors and employees, including the Company’s principal executive officer, principal financial officer, and other persons performing similar executive management functions. The Spirit and The Letter is posted on the Company’s website at https://investors.horizonglobal.com/investors-corporate-governance. All amendments to The Spirit and The Letter, if any, will be also posted on the Company’s website, along with all waivers, if any, of The Spirit and The Letter involving senior officers.
A copy of the Company’s committee charters, Governance Guidelines and The Spirit and The Letter will be sent to any stockholder, without charge, upon written request sent to the Company’s executive offices: Horizon Global Corporation, Attention: General Counsel, Chief Compliance Officer and Corporate Secretary, 2600 West Big Beaver Road, Suite 555, Troy, Michigan 48084.
Item 11. Executive Compensation
Introduction
As an emerging growth company under the Jumpstart Our Business Startups (JOBS) Act of 2012, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” which rules require compensation disclosure for each person serving as our principal executive officer during the fiscal year, the two most highly compensated executive officers (other than our principal executive officer) serving as executive officers at the end of the fiscal year, and up to two additional individuals who would have been among such two most highly compensated executive officers other than the principal executive officer but for the fact that they were not serving as executive officers at the end of the fiscal year.
Leadership Transition
The Company experienced significant executive management transition in 2018. On May 8, 2018, Mr. Bizon, who had been serving as President of Horizon Americas since January 2018, was appointed Interim President and Chief Executive Officer, replacing A. Mark Zeffiro. On October 29, 2018, Mr. Bizon was appointed President and Chief Executive Officer. On November

9, 2018, Mr. Whittman was named Interim Chief Financial Officer, replacing David Rice. Pursuant to his separation agreement with the Company, Mr. Rice provided consulting services to the Company through the filing of our Annual Report on Form 10-K (“Form 10-K”) on March 18, 2019, for an aggregate fee of $50,000 payable in 2019.
As disclosed earlier, Mr. Whittman’s interim appointment was through a third party arrangement with Alvarez & Marsal. Following the appointment of Barry Steele, as Chief Financial Officer on February 18, 2019, Mr. Whittman served as Vice President, Finance and principal financial officer through the filing of our Form 10-K on March 18, 2019.
This section provides information about the executive compensation program in place for the Company’s 2018 named executive officers (or NEOs), who are:

▪	Carl Bizon - President and Chief Executive Officer;

▪	A. Mark Zeffiro - former President and Chief Executive Officer;

▪	Brian Whittman - former Interim Chief Financial Officer and principal financial officer; current Vice President, Finance;

▪	David G. Rice - former Chief Financial Officer; and

▪	Jay Goldbaum - General Counsel, Chief Compliance Officer and Corporate Secretary.
2018 Summary Compensation Table
The following table sets forth compensation information for 2017 and 2018 for our NEOs:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	All Other Compensation	Total
		($)	($)	($) (2)	($)	($) (3)	($) (4)	($)
Carl Bizon, President and Chief Executive Officer(1)	2018	392,826	225,000	313,838	—	—	261,274	1,192,938

A. Mark Zeffiro, former President and Chief Executive Officer	2018	285,000	—	731,178	—	84,128	2,693,100	3,793,406
	2017	650,000	—	770,980	—	—	131,288	1,552,268
David G. Rice, former Chief Financial Officer	2018	292,115	—	179,335	—	28,888	573,563	1,073,901
	2017	310,000	—	189,121	—	—	69,090	568,211
Jay Goldbaum, General Counsel, Chief Compliance Officer and Corporate Secretary	2018	280,000	—	125,992	—	14,792	42,027	462,811
	2017	253,461	—	84,710	—	—	40,577	378,748
Brian Whittman, Vice President, Finance (5)	2018	223,850	—	—	—	—	—	—

_______________________________

(1)
Mr. Bizon was appointed President, Horizon Americas segment on January 29, 2018, a position with a base salary of $375,000, and a $100,000 signing bonus. From May 8, 2018 through October 28, 2018, Mr. Bizon served as Interim President and Chief Executive Officer of the Company, and received bonuses totaling $125,000. Effective October 29, 2018, Mr. Bizon was appointed President and Chief Executive Officer with a base salary of $630,000. Mr. Bizon’s 2018 salary includes both Australian and U.S.-based salary with a conversion rate assumption of 0.78 United States Dollar per Australian Dollar.

(2)
All 2018 awards in this column relate to restricted stock units granted under the Amended 2015 Plan, which amounts were calculated in accordance with FASB ASC Topic 718. On March 1, 2018, Messrs. Zeffiro, Rice, and Goldbaum received time-based restricted stock unit awards generally intended to vest ratably over a four-year period. On March 1, 2018, Messrs. Zeffiro, Rice, and Goldbaum also received an award of performance-based restricted stock units (“PSUs”) that is generally subject to a three-year performance period. For more information regarding the 2018 PSU awards, see “ 2018 Long-Term Incentive Program ” below. For 2018 PSUs, the values reported represent the probable outcome of the performance conditions. Assuming that the highest level of performance of the applicable performance conditions is achieved, the grant date fair value of the 2018 PSUs would be as follows: $651,572 for Mr. Zeffiro, $159,810 for Mr. Rice, and $112,275 for Mr. Goldbaum. As part of Messrs. Zeffiro and Rice’s severance arrangements, outstanding awards were later pro-rated based on the abbreviated employment period. On March 1, 2018, Mr. Bizon received a time-based restricted stock unit award with a grant date fair value of $213,838 generally intended to vest on March 1, 2021. On May 8, 2018, Mr. Bizon received a time-based restricted stock unit award with a grant date fair value of $100,000 generally intended to vest on May 8, 2019. For a discussion of the valuation assumptions used in determining the grant date fair values disclosed in this column, see Note 16 to the financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

(3)
Short-term incentive plan payments are made in the year subsequent to which they were earned. No short-term incentive amounts were earned for 2018. See “2018 Short-Term Incentive Compensation Plan” for more information about these awards. The amounts in this column represent ROIC (as defined below) cash awards that were paid in 2019 for the 2017-2018 cycle. For more information regarding the ROIC cash awards, see “2018 Long-Term Incentive Program”.

(4)
This column includes flexible cash allowances, Company contributions to retirement and 401(k) plans, Company payment of supplemental long-term disability coverage payments, Company payment for executive physicals, severance, and other compensation for the NEOs (including relocation-related benefits for Mr. Bizon). Mr. Whittman was not eligible for and did not receive these benefits in 2018. Specifically, for 2018: (A) Messrs. Bizon, Zeffiro, Rice and Goldbaum each received a flexible cash allowance in the amount of $3,750, $27,500, $25,000 and $25,000, respectively; (B) Messrs. Bizon, Zeffiro, Rice and Goldbaum each received $15,813, 14,963, $15,813, and $8,938, respectively, for Company contributions to the 401(k) plans; (C) Messrs. Bizon, Zeffiro, Rice and Goldbaum each received Company contributions for the executive retirement program in the amount of $16,974, $10,500, $14,308, and $5,700, respectively; (D) Messrs. Bizon, Zeffiro, Rice and Goldbaum each received Company premium payments for supplemental long-term disability coverage in the amount of $2,766, $1,943, $4,698, and $2,390, respectively; (E) Mr. Bizon received $1,480 in connection with a Company contribution for an executive physical (Messrs. Zeffiro, Rice and Goldbaum did not have executive physicals in 2018); (F) as part of his severance arrangement, Mr. Zeffiro accrued severance compensation and benefits consisting of (in addition to pro-rata vesting of equity awards described below and payment of accrued benefits) cash severance of $2,600,000, health care coverage reimbursements of $29,995, and outplacement services valued at $8,200; (G) as part of his severance arrangement, Mr. Rice has accrued severance compensation and benefits consisting of (in addition to pro-rata vesting of equity awards described below and payment of accrued benefits) cash severance of $511,500 and health care coverage reimbursements of $2,245; and (H) in 2018, Mr. Bizon relocated from Australia to the U.S. and received company assistance related to this move, consisting of (1) relocation benefits of $49,603; (2) housing benefits of $46,400; (3) company car benefit of $20,900; (4) tax assistance of $86,939; (5) tax preparation benefit of $6,650; and (6) a goods and services allowance of $10,000.

(5)
Pursuant to an existing professional services agreement between the Company and Alvarez & Marsal, Mr. Whittman continued to receive his salary and benefits from Alvarez & Marsal. Alvarez & Marsal was paid a total of $223,850 (reflecting an hourly rate of $925) by the Company for Mr. Whittman’s consulting services from November 9, 2018 through December 31, 2018, in connection with his appointment as Interim Chief Financial Officer.

2018 Named Executive Officer Compensation Program Description
Executive Compensation Program Objectives
The Compensation Committee believes that the Company’s NEO compensation program should be aimed at accomplishing five key objectives:

1.	Help attract and retain high-caliber executive talent needed to develop and execute the Company’s strategy;

2.	Align executives’ interests with overall corporate goals and objectives, core values and stockholder interests;

3.	Motivate and incentivize executives to achieve financial objectives;

4.	Reinforce consistent attainment of above-market performance; and

5.	Balance short-term performance with long-term value creation.
Executive Compensation Practices
The table below highlights certain key features of our current NEO compensation program. The Company believes that these features demonstrate our commitment to serve our stockholders’ interests and drive NEO performance.

What We Do (Practices We Have Implemented)		What We Don’t Do (Practices We Have Not Implemented)
☑	Generally review competitive market data sourced from a peer group of companies and compensation databases or tools to understand the market for executive compensation decisions	☒	Do not maintain compensation programs that we believe create risks reasonably likely to have a material adverse effect on the Company
☑	Maintain policies prohibiting executives from hedging Company stock and limiting executives’ ability to pledge Company stock	☒	Do not have employment contracts with any of our NEOs
☑	Maintain strong stock ownership guidelines for executives (five times base salary for CEO; three times base salary for other NEOs)	☒	Do not provide excise tax gross-ups upon a change in control
☑	Use different metrics for annual and long-term incentive compensation	☒	Do not discount, reload or reprice stock options without stockholder approval
☑	Obtain advice for the Compensation Committee from an external, independent compensation consultant	☒	Do not grant equity awards that provide for “single-trigger” vesting upon a change in control
☑	Utilize both time-vesting and performance-based equity compensation as part of the Company’s regular long-term incentive program	☒	Do not provide dividends or dividend equivalents on unearned performance-based equity awards
☑	Offer limited perquisites or personal benefits that we believe provide a benefit to the Company’s business
☑	Provide reasonable post-employment and change in control protections
☑	Maintain a “clawback” policy and include clawback provisions in long-term incentive awards
Overview of Key 2018 Program Elements
The main elements of the Company’s 2018 compensation structure for our NEOs, except Mr. Whittman, and a description of each element are provided below:

Element	Nature	Description
Base Salary	Fixed	Fixed compensation component payable in cash; reviewed annually and subject to adjustment
Short-Term Incentive (“STI”) Compensation Plan Awards	Variable	STI paid in cash based on performance against annually established goals
Long-Term Incentive (“LTI”) Plan Awards	Variable	LTI equity- and cash-based awards include time-based restricted stock units, PSUs and performance-based cash incentive awards
Retirement and Welfare Benefits	Fixed	Retirement plans, health care and insurance benefits
Perquisites and Personal Benefits	Fixed	Flexible cash allowance, supplemental long-term disability coverage, relocation benefits, and executive physicals
Hire/Interim Role Bonuses	Variable	Reasonable compensation for recruiting executives and retaining during interim roles
Severance Compensation	Fixed	Reasonable and market-competitive severance protection designed to attract and retain executive talent
Role of Independent Consultant
The Compensation Committee has retained the services of an external independent executive compensation consultant, Meridian Compensation Partners, LLC (“Meridian”), to assist the Compensation Committee in its review of regular executive and non-employee director compensation practices, including the competitiveness of pay levels, executive compensation design matters, market trends, and technical considerations.
At no time has the Compensation Committee directed Meridian to perform its services in any particular manner, or to use any particular methodology.

The Compensation Committee has the final authority to hire and terminate the consultant, and the Compensation Committee will evaluate the consultant annually. Pursuant to SEC rules, the Compensation Committee has assessed the independence of Meridian and, in 2018, the Compensation Committee concluded that no conflict of interest exists that would prevent Meridian from independently representing the Compensation Committee. Meridian does not provide any consulting advice to the Company, or any of its subsidiaries, outside the scope of executive compensation and will not do so without the prior consent of the Compensation Committee chair. Meridian meets with the Compensation Committee chair and the Compensation Committee outside the presence of management.
Market Compensation Data Analysis
In general, Meridian provides the Company with external pay comparison data. The Compensation Committee recognizes that over-reliance on external comparisons can be of concern, and the Compensation Committee is mindful of the value and limitations of comparative data. Therefore, although the Compensation Committee uses comparative data from Meridian as one input in making certain of its NEO compensation decisions, such data is not the primary factor in the decision-making process.
In determining 2018 compensation levels for the Company’s NEOs, the Compensation Committee asked Meridian to conduct a competitive market assessment in September 2017 for Messrs. Zeffiro, Rice, and Goldbaum. Messrs. Whittman and Bizon were not part of this process as they were not employed by the Company in 2017. This study compared the Company’s NEO compensation to a combination of publicly-traded peer group companies and survey data using Equilar’s TrueView tool and Mercer’s Executive Compensation Database. In August 2018 Meridian conducted an updated competitive market assessment and compensation analysis for the CEO role using updated peer group proxy data. This data was used for developing Mr. Bizon’s CEO package.
For Messrs. Bizon, Zeffiro and Rice, only peer group compensation was used in evaluating the competitiveness of their compensation and making decisions relative to market. For Mr. Goldbaum, a combination of the Equilar and Mercer information was used to help determine his compensation. In the case of all NEOs, other than Mr. Whittman, the Compensation Committee used these market assessments as only one factor in its compensation decisions; the Compensation Committee also considered other factors including, but not limited to, each NEO’s time in his particular role, experience, education and past performance and, to a much lesser extent, internal compensation considerations.
In 2017, and again in 2018, the Compensation Committee worked with Meridian to evaluate its current peer group and consider a revised group of companies that more appropriately reflected Horizon Global’s pro-forma size (revenue, assets, market cap and employees), its global footprint, and the industries in which it competes for customers, suppliers, and talent.
After a comprehensive review, the Committee approved a peer group of 19 companies (shown in the column labeled “2017” in the following table) in September 2017, that were used for purposes of 2018 compensation decisions for Messrs. Zeffiro, Rice and Goldbaum.
During 2018, the Compensation Committee reconfirmed the appropriateness of this peer group and approved the removal of Donaldson Company, Inc., LCI Industries (formerly Drew Industries), Woodward, Inc., Gentex Corporation and U.S. Auto Parts Network, Inc., as well as the addition of Miller Industries, Inc. and Douglas Dynamics, Inc. The companies removed had revenue and market capitalization that in general exceeded those of Horizon Global. The two new additional companies were deemed to be in an appropriate size range for executive pay comparison purposes. This new peer group of 16 companies (shown in the column labeled “2018” in the following table) was used for purposes of compensation decisions for Mr. Bizon in connection with his appointment as President and Chief Executive Officer in October 2018. The impact of the changes in the peer group is detailed in the following chart:

COMPANY PEER	2016	2017	2018
Actuant Corporation		✓	✓
Ametek, Inc.	✓
Arctic Cat Inc.(2) (3)		✓
Callaway Golf Company		✓	✓
Donaldson Company, Inc.(2)		✓
Dorman Products, Inc.	✓	✓	✓
Douglas Dynamics, Inc.(1)	✓		✓
Duluth Holdings		✓	✓
Federal Signal Corporation	✓	✓	✓
Fox Factory Holding Corp	✓
Gentex Corporation(2)	✓	✓
Gentherm Incorporated	✓	✓	✓
Johnson Outdoors, Inc.		✓	✓
LCI Industries (formerly Drew Industries)(2)	✓	✓
Manitex International, Inc.	✓
Miller Industries, Inc.(1)			✓
Modine Manufacturing Company		✓	✓
Motorcar Parts of America, Inc.	✓
Nautilus, Inc.		✓	✓
Shiloh Industries, Inc.	✓	✓	✓
Spartan Motors, Inc.	✓	✓	✓
Standard Motor Products, Inc.	✓
Stoneridge, Inc.	✓	✓	✓
STRATTEC Security Corporation	✓
Superior Industries International, Inc.	✓
Supreme Industries, Inc.	✓
U.S. Auto Parts Network, Inc.(2)		✓
Wabash National Corporation	✓	✓	✓
WABCO Holdings Inc.	✓
Winnebago Industries, Inc.		✓	✓
Woodward, Inc.(2)		✓
_____________________________
(1) Peers added for 2018
(2) Peers removed for 2018
(3) Removed in March 2017 due to acquisition by Textron
Red - Current 2018 compensation peers

The Compensation Committee used the peer group and, as appropriate, published survey data for the NEOs for the following purposes with respect to its 2018 NEO compensation decisions:

▪	Total target compensation was guided by the peer group composite;

▪	Annual and long-term incentive plan design was evaluated (for example, performance metrics and weightings and usage of equity-based awards); and

▪	Equity dilution and run-rate levels were evaluated.
As the Company’s budgeted revenue for 2018 positioned the Company on the lower end of our peer group based on size, the Committee took this into account when considering where to set target pay for each NEO other than Mr. Whittman and Mr. Bizon. The Committee generally intends to review and evaluate the peer group annually based on trailing 12-month performance.
Key 2018 Named Executive Officer Compensation Components and Decisions
A description of the material elements of the 2018 executive compensation program for our NEOs, except Mr. Whittman (who received compensation from Alvarez & Marsal), is provided in the following paragraphs.
2018 Base Salary
Base salaries for our NEOs, other than Mr. Whittman, are generally established based on the scope of their responsibilities, prior relevant experience and skills, and competitive market pay levels. For 2018, the Compensation Committee considered whether to grant merit increases and/or merit-based adjustments to certain of the Company’s NEOs. In doing so, it considered several factors consisting of individual responsibilities, Company and individual performance, experience and alignment with market levels. The table below reflects the 2018 base salary rates for our NEOs other than Mr. Whittman.

Base Salary Rate
Name
Carl Bizon	$630,000
A. Mark Zeffiro	$650,000
David G. Rice	$310,000
Jay Goldbaum	$280,000
Mr. Bizon joined Horizon Global on January 29, 2018 as President, Horizon Americas at an annual base salary of $375,000. Mr. Bizon was appointed Interim President and Chief Executive Officer on May 8, 2018 and did not receive a salary increase in connection with this appointment. Mr. Bizon was appointed as President and Chief Executive Officer on October 29, 2018 at an annual base salary rate of $630,000.
Messrs. Zeffiro, Rice, and Goldbaum did not receive base salary increases in 2018.
Mr. Whittman continued to receive his base salary from Alvarez & Marsal, while we paid fees with respect to Mr. Whittman’s services pursuant to an arrangement with Alvarez & Marsal.
2018 Short-Term Incentive Compensation Plan
The goal of STI compensation is to support our overall business objectives by aligning performance with the interests of stockholders and focusing attention on key measures of success. STI compensation is designed to accomplish this goal by providing the opportunity for additional cash rewards when pre-established performance goals are achieved. STI awards have been provided under our Amended 2015 Plan. The 2018 STI compensation for our NEOs, except for Mr. Whittman (who received direct compensation from Alvarez & Marsal), is described below.
Target Awards
2018 STI target award opportunities were provided to our NEOs, other than Mr. Whittman, at the beginning of 2018. Each of our participating NEOs received a 2018 STI target award opportunity that was expressed as a percentage of base salary.
The participating NEOs’ 2018 STI target award opportunities were established by the Compensation Committee and based on financial performance metrics and targets for 2018 at the Company-wide level (the “Financial Performance Measures”). Depending on the performance results achieved, the participating NEOs’ actual awards generally could vary as a percent of target from 0% to a maximum of 200%.
2018 STI target awards are shown in the following chart:

Name	2018 Target STI Award Amount	Target Award as a % of Base Salary
Carl Bizon	$630,000	100.0%
A. Mark Zeffiro	$650,000	100.0%
David G. Rice	$201,500	65.0%
Jay Goldbaum	$140,000	50.0%
Mr. Bizon was appointed Interim President and Chief Executive Officer on May 8, 2018 with a STI target of $225,000, or 60% of his then-current base salary. On October 29, 2018, Mr. Bizon was appointed President and Chief Executive Officer and his STI target was increased to $630,000, or 100% of his base salary. Messrs. Zeffiro, Rice and Goldbaum did not receive increases to their respective STI target amounts in 2018.
As discussed, Mr. Whittman was compensated by Alvarez & Marsal, while we paid fees with respect to his services pursuant to an arrangement with Alvarez & Marsal. As such, Mr. Whittman did not participate in 2018 STI awards from the Company.
Financial Performance Measures
The Financial Performance Measures (which comprise 100% of the 2018 STI target award opportunities) consisted of the following metrics:

▪
Recurring Operating Profit Margin - 60%. This metric provides for rewards based on the Company’s performance in consolidated recurring operating profit margin. For purposes of this computation, recurring operating profit margin means earnings before interest, taxes and other income/expense, excluding certain non-recurring charges (cash and non-cash) associated with business restructuring, cost savings projects and asset impairments (recurring operating profit), as a percentage of sales.

▪
Recurring Cash Flow - 40%. This metric provides for rewards based on the Company’s recurring cash flow, which is the sum of the Company’s recurring operating profit (defined above), adjusted (1) up or down for other income/expense, (2) up or down for changes in working capital, (3) upward for depreciation and amortization, and (4) downward for capital expenditures, cash interest and cash taxes.

The specific Financial Performance Measures used for the 2018 STI awards and actual achievements were as follows:

		Target Performance
Financial Performance Measure	Weighting	Threshold (40% Payout)	Target (100% Payout)	Maximum (200% Payout)	Actual Performance	Percentage of Incentive Earned
		(dollars in millions)
Recurring Operating Profit	60.0%	$51.3	$64.1	$76.9	$0.50	0%
Recurring Cash Flow	40.0%	$37.0	$46.2	$55.4	$(15.60)	0%
Total	100.0%
Strategic Objectives
The Strategic Objectives component was eliminated in 2018 and the Financial Performance Measures were given 100% weighting, to focus on profitability and cash flow.
Award Determination
On March 4, 2019, the Compensation Committee determined the degree to which the STI goals for the 2018 performance period were achieved, which actual results are highlighted in the table above for the Financial Performance Measures.
As a result, our NEOs did not receive STI award payouts for the 2018 performance period (outlined in the chart below):

Name	Target STI Award as a % of Base Salary	Target STI Award Amount	Actual STI Award Earned (%)	STI Award Amount Earned
Carl Bizon	100.0%	$630,000	0%	$0
A. Mark Zeffiro	100.0%	$650,000	0%	$0
David G. Rice	65.0%	$201,500	0%	$0
Jay Goldbaum	50.0%	$140,000	0%	$0

2018 Long-Term Incentive Program
The Amended 2015 Plan allows for equity and cash incentive compensation to our directors and employees. We believe equity compensation provides additional motivation for directors and employees to create stockholder value because the value such individuals realize from their equity compensation is based on our stock price performance. Equity compensation aligns the compensation interests of our directors and employees with the investment interests of our stockholders, and promotes a focus on long-term value creation, because our equity compensation awards are subject to vesting and/or performance criteria. The cash incentive awards also align the compensation interests of our NEOs with the investment interests of our stockholders by rewarding achievement over two years with respect to a key financial metric - Average Return on Invested Capital (or ROIC) - that we believe drives long-term success for the Company.
On March 1, 2018, the Compensation Committee granted LTI awards to Messrs. Zeffiro, Rice, and Goldbaum in order to promote the achievement of the Company’s financial goals (the “2018 LTI Awards”). The 2018 LTI Awards for Messrs. Zeffiro, Rice, and Goldbaum, which consisted of service-based restricted stock units, target grants of PSUs, and target ROIC-based cash incentive awards, are summarized in the chart below. Additionally, Mr. Bizon’s LTI awards are discussed below, but such awards were not part of the annual NEO LTI grant cycle as he was not an NEO on March 1, 2018. Mr. Whittman was not eligible for any LTI awards during 2018.

Name	Service-Based RSUs Granted in 2018	Target PSUs Granted in 2018	Target ROIC Awards Granted in 2018	Total Target 2018 LTI Award Amount(1)	Total Target 2018 LTI Award Amount as Percent of Salary
Carl Bizon(2)	$300,000	—	—	$300,000	48.0%
A. Mark Zeffiro(3)	$379,167	$379,167	$379,167	$1,137,500	175.0%
David G. Rice(3)	$93,000	$93,000	$93,000	$279,000	90.0%
Jay Goldbaum(4)	$65,333	$65,333	$65,333	$196,000	70.0%
_____________________________
(1) The target LTI amounts disclosed in this table are different from the grant date fair values for such awards disclosed in the 2018 Summary Compensation Table, because the number of shares subject to each award was determined based on the valuation method described below in this section rather than the FASB ASC Topic 718 value.
(2) Mr. Bizon received a different mix of LTI due to his hire date and promotion to an NEO position mid-year. On March 1, 2018, Mr. Bizon received a time-based restricted stock unit award of $200,000, which award generally vests on March 1, 2021. Mr. Bizon received an additional service-based restricted stock unit award of $100,000 on May 8, 2018, which award vested on May 8, 2019. Mr. Bizon did not receive PSU or ROIC cash awards in 2018.
(3) Messrs. Zeffiro and Rice’s grant payouts are or were subject to pro-ration based on their severance of employment with the Company in 2018. The service-based restricted stock units were or will be distributed on December 7, 2018 and June 7, 2019, respectively. Pro-rated PSUs and ROIC cash awards are eligible for future vesting to the extent the performance metrics are met.
(4) Mr. Goldbaum’s LTI opportunity was increased by the Compensation Committee from 50% to 70% of base salary for 2018 to be more aligned with competitive market practice. The LTI opportunities for Messrs. Zeffiro and Rice were unchanged from 2017. Mr. Goldbaum’s service-based restricted stock unit award is generally scheduled to vest ratably on March 1, 2019, March 1, 2020, March 1, 2021, and March 1, 2022 respectively.
The number of service-based restricted stock units subject to each such award was generally determined based on (1) the target dollar value of the restricted stock unit awards divided by (2) the closing price of the Company’s common stock on the day before the date of the grant (or, for Mr. Bizon’s May 8, 2018 award, the closing price on the actual date of grant).
On March 1, 2018, Messrs. Zeffiro, Rice, and Goldbaum were also granted target PSUs, the amount of which were determined based on the applicable dollar amount and the applicable market data input and methodology approved by the Compensation Committee. For the 2018-2020 cycle (began on January 1, 2018 and ends on December 31, 2020), the PSU award is earned based on the achievement of a specified relative total shareholder return (“RTSR”) percentile rank during the applicable performance period. The Compensation Committee approved RTSR as the performance measure and the use of the same peer group described earlier that was used for 2018 compensation decisions for Messrs. Zeffiro, Rice and Goldbaum (see section “Market Compensation Data Analysis” for the performance measurement peer group), as outlined in the following table. If, upon the conclusion of the performance period, RTSR falls between performance levels, straight-line mathematical interpolation will be used to determine the amount of the target PSUs (rounded up to the nearest whole number of PSUs) earned. Based on the degree to which the performance goals are met, any PSUs earned for the 2018-2020 cycle were designed to vest on March 1, 2021.

Percentile in 3-Year RTSR Performance vs. Peer Group	Target PSUs Earned
80th percentile or above	200%
70th percentile	150%
50th percentile	100%
35th percentile	50%
Below 25th percentile	0%

Providing long-term incentive compensation to executive officers ties executive rewards directly to the enhancement of long-term stockholder value and Company profitability. Offering the opportunity for executive officers and other key members of management to earn an ownership position in the Company along with a long-term cash incentive helps enable us to remain competitive and attract, retain and motivate top executive and management talent. We believe that long-term incentive awards help to create and maintain a long-term perspective among executive officers and provide a direct link between executive compensation and our long-term growth and profitability. However, we also understand that equity awards create dilution in our earnings per share and therefore, believe that a portion of our long-term incentive compensation should be in the form of cash.
As such, in March 2018, the Compensation Committee approved a ROIC cash award as part of long-term incentive mix. The Committee wanted a balanced mix of serviced-based restricted stock units (for retention), PSUs tied to RTSR (to promote stockholder value creation) and long-term performance cash based on ROIC to align directly with the Company’s long-term strategy of profitable growth.
The Committee approved goals for a 2-year performance period (2018-2019) and defined ROIC as:

Adjusted Operating Profit minus Cash Taxes Paid
Average ROIC	=	——————————————————————
(Shareholders Equity plus Debt) minus Cash on Books
Performance goals were set and payouts can range from 50% of target (threshold) to 200% of target (maximum). If threshold performance is not met, payouts will be $0. When determining payout levels, the Committee will review each year during the performance period separately, with the actual payout level at the end of the performance period equal to the average of the achievement levels for each year during the performance period.
We do not disclose the specific, forward-looking ROIC goals that we established for the long-term performance cash awards granted in 2018 in this annual report as (1) these goals relate to executive compensation to be earned and/or paid in future years and do not affect a fair understanding of the NEOs’ compensation for 2018, and (2) we believe that disclosure of such goals while the applicable performance period is ongoing would cause competitive harm to the Company.  However, we expect to disclose such goals in future proxy statements once the applicable performance periods have ended, as part of our discussion and analysis regarding the amounts earned by the NEOs under these awards. In setting the applicable target levels, the Compensation Committee considered how achievement of the performance goals could be impacted by events expected to occur in the coming years. When establishing the specific goals for the ROIC performance measure, we specifically considered how likely it will be for the Company to achieve the goals. We believe that the threshold goals have been established at levels that should be appropriately challenging to attain, and that the target goals will require considerable and increasing collective effort on the part of our employees, including our NEOs, to achieve. Achievement of the maximum goal is considered to be especially difficult to attain given current market conditions.
Award Determinations
On March 4, 2019, the Compensation Committee determined the degree to which the PSUs granted in 2016 for a 2016-2018 performance period were earned. These PSUs could have been earned based on the achievement of a specified RTSR percentile rank during the performance period (which began on January 1, 2016 and ended on December 31, 2018). The Compensation Committee approved RTSR as the performance measure and the use of a custom subset of the S&P 500 Industrials Index as the peer group for the performance measurement comparison, as outlined in the table below. A full list of the companies comprising the RTSR peer group for the 2016-2018 performance period is attached to this annual report as Exhibit 99.1. If, upon the conclusion of the performance period, RTSR fell between performance levels, straight-line mathematical interpolation would be used to determine the amount of the target PSUs (rounded up to the nearest whole number of PSUs) earned.

Percentile in 3-Year RTSR Performance vs. Peer Group	Target PSUs Earned
80th percentile or above	200%
70th percentile	150%
50th percentile	100%
35th percentile	50%
Below 25th percentile	0%

The Company’s RTSR for the 2016 - 2018 performance period was approximately -79%, which placed the Company below the 25th percentile of its RTSR peer group. Accordingly, no PSUs were earned for the 2016-2018 performance period.
On March 4, 2019, the Compensation Committee determined the degree to which the 2017-2018 ROIC metrics for 2017 ROIC cash awards were achieved. The 2017 ROIC cash awards could have been earned based on ROIC achievement during the performance period (which began on January 1, 2017 and ended on December 31, 2018) as follows (with straight-line mathematical interpolation between performance levels):

Performance Level	ROIC	Percentage Earned
Maximum	15.0%	200%
	14.0%	175%
Above Target	13.0%	150%
	12.0%	125%
Target	11.0%	100%
Below Target	10.5%	75%
Threshold	9.9%	50%
Below Threshold	< 9.9%	0%

For the 2017 ROIC cash awards, the Committee reviewed each year during the performance period separately. In 2017, the Company achieved a ROIC of 10.4%, with participants earning a 71.0% payout level for this interim period (the “2017 Interim ROIC Cash Achievement Level”). In 2018, the Company achieved a ROIC of -3.3%, with participants earning a 0% payout level for this interim period (the “2018 Interim ROIC Cash Achievement Level”). The actual payout under the 2017-2018 ROIC cash awards was then determined by averaging the 2017 Interim ROIC Cash Achievement Level and the 2018 Interim ROIC Cash Achievement Level. For clarity, no payouts were made during for any interim period. As a result, our NEOs earned the following cash ROIC award for the 2017-2018 performance period (outlined in the chart below):

Name	Target 2017-2018 ROIC Amount	Actual Award Earned (%)	Award Amount Earned(1)
A. Mark Zeffiro	379,167	$35.5%	$$84,128
David G. Rice	93,000	$35.5%	$$28,888
Jay Goldbaum	41,667	$35.5%	$$14,792
_____________________________
(1) The Award Amount Earned reflects that awards were subsequently prorated based on the employment termination during the ROIC 2017-2018 cycle for former NEOs Messrs. Zeffiro and Rice.
Messrs. Bizon and Whittman did not receive 2016 PSU awards or 2017 ROIC cash awards.
Bonus Compensation
Mr. Bizon received bonus compensation in the amount of $100,000 on May 11, 2018, related to his appointment as President, Horizon Americas in January 2018. On May 25, 2018, Mr. Bizon received bonus compensation in the amount of $50,000 for his appointment as Interim President and Chief Executive Officer of the Company, and, on November 9, 2018, he received an additional bonus of $75,000 in connection with his appointment as President and Chief Executive Officer.
No other discretionary bonuses were paid out to the NEOs in 2018.
Perquisites and All Other Compensation Amounts
Amounts set forth in the “All Other Compensation” column of the 2018 Summary Compensation Table for 2018 for the NEOs include Company contributions to the 401(k) plan in the amount of $15,813 for Mr. Bizon, $14,963 for Mr. Zeffiro, $15,813 for Mr. Rice, and $8,938 for Mr. Goldbaum, and contributions to the executive retirement program in the amount of $16,974 for Mr. Bizon, $10,500 for Mr. Zeffiro, $14,308 for Mr. Rice, and $5,700 for Mr. Goldbaum, in each case as described below. Each NEO, other than Mr. Whittman, is a participant in the Company’s Flexible Cash Allowance Policy, pursuant to which Mr. Bizon was entitled to an $5,000 annual allowance paid quarterly and received $3,750 in 2018. Mr. Bizon’s flexible cash allowance is lower than other NEOs because he also receives the relocation benefits described below. Mr. Zeffiro was entitled to a $55,000 annual allowance paid quarterly in cash and received $27,500 in 2018. Messrs. Rice and Goldbaum were entitled and received a $25,000 annual allowance paid quarterly in cash. The Company’s Flexible Cash Allowance Policy is in lieu of other Company provided perquisites, including supplemental universal life insurance, private club membership, and other benefits.
The Company provides a supplemental long-term disability insurance program for certain officers, including the NEOs, other than Mr. Whittman. This supplemental insurance program, the premiums for which are paid by the Company, provides additional protection for the NEOs above the Company’s broad-based disability insurance plan. In addition, the Company continues to make an executive physical program available to its NEOs, which program allows participating officers to receive up to $3,500 annually in preventative health services. Mr. Bizon used $1,480 in preventive services in 2018.
Mr. Bizon relocated from Australia to the U.S. in 2018 and received company assistance related to this move. Specifically, he received relocation benefits of $49,603, housing benefits of $46,400, a company car benefit of $20,900, tax assistance of $86,939, a tax preparation benefit of $6,650, and a goods and services allowance of $10,000.
No Employment Agreements
During 2018, the Company was not a party to any employment contracts with our NEOs.
Stock Ownership Guidelines
Certain senior executives of the Company, including the continuing NEOs other than Mr. Whittman, are subject to stock ownership guidelines. Under the guidelines, each covered executive is required to hold a number of shares of the Company’s common stock having a market value equal to or greater than a specified multiple of such executive’s base salary, as set forth below:

Name	Multiple
Carl Bizon	5x
Barry G. Steele	3x
Jay Goldbaum	3x

Shares owned (or beneficially owned) by the executive, including shares acquired upon the exercise of stock options or acquired through any Company equity incentive plans, time-vesting restricted stock or restricted stock units, whether vested or not, and vested, in the money stock options are counted towards satisfaction of the guidelines. Unvested or “underwater” stock options, unvested performance-based restricted stock or other similar awards will not be counted towards satisfaction of the guidelines.

Due to separation from service, Messrs. Zeffiro and Rice no longer have stock ownership guidelines. The stock ownership guidelines are not applicable to Mr. Whittman, based on his previously disclosed arrangement through Alvarez & Marsal. Messrs. Bizon, Steele, and Goldbaum have until May 8, 2023, February 18, 2024, and July 1, 2020, respectively, to meet these ownership guidelines.

New executives to whom the stock ownership guidelines are applicable will have five years from the time they are named to a qualifying position to meet the stock ownership guidelines. Once an executive attains the required ownership level, the executive will not be considered noncompliant solely due to subsequent stock price declines. Prior to meeting the stock ownership guidelines, an executive must hold at least 50% of the shares acquired by the executive on (1) vesting of restricted stock, (2) exercise of a stock option, (3) exercise of a stock appreciation right, (4) payout of restricted stock units in shares, and (5) payout (in shares) of any other equity award.  However, such holding requirement will be reduced by (1) any shares retained by the Company to satisfy any portion of tax withholding requirements attributable to such vesting, payout, or exercise events, (2) any shares of common stock tendered by the executive to pay any portion of the exercise price of a stock option, and (3) if any portion of the taxes due in connection with such events or the exercise price of options is satisfied by the executive remitting cash to the Company or applicable taxing authority or by the Company withholding amounts from the executive’s compensation or payments otherwise due, the number of shares of common stock having a fair market value equal to the amount so remitted or withheld based on the closing price of the common stock on the vesting or exercise date, as applicable.
If an executive does not meet the applicable guidelines, the Compensation Committee will consider this fact when determining the grant of future equity awards to such executive, and may require all stock attained through Company grants of equity be retained until the guidelines are satisfied, or take any other action the Compensation Committee deems appropriate.
Restrictions on Hedging and Pledging of Our Securities
The Company’s anti-hedging policy prohibits our directors, and certain executives, including the NEOs, from engaging in any transaction that is designed to hedge or offset any decrease in the market value of the Company’s common stock, including puts or calls, prepaid variable forward contracts, equity swaps, collars, and exchange funds. The policy also prohibits our directors and executives from holding Company securities in margin accounts. Under the policy, directors and covered executives may pledge shares of Company common stock on a limited basis, provided that, among other things, (a) any pledge is approved in writing in advance by our Chief Executive Officer and General Counsel (or by the Governance Committee in the case of a pledge by our Chief Executive Officer or General Counsel), (b) any pledged shares will cease to be counted as owned for purposes of our stock ownership guidelines and (c) the sum of (i) the aggregate number of shares of Company common stock pledged by all directors and executives at the time of the requested pledge and (ii) the number of shares requested to be pledged is equal to or less than two times the average daily trading volume in Company common stock for the preceding thirty (30) trading days.

Compensation Recovery
The Company maintains a clawback policy that allows the Board to require reimbursement of any STI or LTI award from certain officers, including the NEOs (or others as determined by the Board) where:  (1) the payment was predicated upon achieving certain financial results that were subsequently the subject of a substantial restatement of Company financial statements filed with the SEC or negatively adjusted in a manner that impacts a performance measure upon which the STI or LTI award was based; (2) the Board determines the covered person engaged in intentional misconduct that caused or substantially caused the need for the substantial restatement or negative adjustment; and (3) a lower payment or award would have been made to the covered person as determined by the Board based upon the restated or negatively adjusted financial results. In each such instance, the Company may, to the extent practicable, seek to recover from the individual executive the amount by which the individual executive’s STI or LTI payout for the relevant period exceeded the lower payout that would have been made based on the restated or negatively adjusted financial results.
Outstanding Equity Awards at 2018 Fiscal Year-End
The following table provides information about the outstanding share-based equity awards for each of our NEOs as of December 31, 2018:

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)
Carl Bizon	3/1/2018(3)	—	—	—	—	24,272	34,708	—	—
	5/8/2018(4)	—	—	—	—	17,575	25,132	—	—
A. Mark Zeffiro (11)	3/1/2017 (5)	—	—	—	—	—	—	8,643	12,359
	3/1/2018 (6)	—	—	—	—	—	—	3,835	5,484
David G. Rice (11)	8/5/2015(7)	7,345	—	11.02	2/28/2019	—	—	—	—
	10/7/2015(7)	2,559	—	9.20	2/28/2019	—	—	—	—
	3/1/2016 (7)	15,220	—	10.08	2/28/2019	—	—	—	—
	3/1/2017(5)	—	—	—	—	—	—	2,968	4,244
	3/1/2018(6)	—	—	—	—	—	—	2,822	4,035
Jay Goldbaum	8/15/2015	3,194	—	11.02	8/15/2025	—	—	—	—
	10/7/2015	491	—	9.20	10/7/2025	—	—	—	—
	3/1/2016 (8)	3,732	1,866	10.08	3/1/2026	—	—	—	—
	3/1/2016(9)	—	—	—	—	1,455	2,080	—	—
	3/1/2017 (10)	—	—	—	—	1,710	2,445	—	—
	3/1/2017(5)	—	—	—	—	—	—	2,279	3,259
	3/1/2018(10)	—	—	—	—	7,929	11,338	—	—
	3/1/2018(6)	—	—	—	—	—	—	7,929	11,338
Brian Whittman		—	—	—	—	—	—	—	—
_______________________________________

(1)	PSUs that were set to vest and be distributed on March 1, 2019 did not achieve threshold performance levels as discussed above and were not earned.

(2)	The market value is based on the Company’s stock price as of December 31, 2018 ($1.43) multiplied by the number of shares or units granted (for PSUs, at 100%).

(3)	Mr. Bizon’s RSU was granted on March 1, 2018, with a full vesting event generally on March 1, 2021.

(4)	Mr. Bizon’s RSU was granted on May 8, 2018, with a full vesting event generally on May 8, 2019.

(5)	PSU awards are designed to be earned based on the achievement of specific performance measures over a period that began on January 1, 2017 and ends on December 31, 2019.

(6)
PSU awards are designed to be earned based on the achievement of specific performance measures over a period that began on January 1, 2018 and ends on December 31, 2020. For more information regarding these PSU awards, see “2018 Long-Term Incentive Program.”

(7)	Stock options for separated executives expire 90 days after separation. Mr. Rice’s options expired on February 28, 2019.

(8)	Stock options for Mr. Goldbaum granted on March 1, 2016 fully vested and became exercisable on March 1, 2019.

(9)	The remaining portion of the March 1, 2016 RSU grant vested on March 1, 2019.

(10)	These restricted stock unit awards generally vest ratably on the first four anniversaries of the grant date.

(11)
All unvested stock options, and PSUs for Messrs. Zeffiro and Rice in this table reflect pro-ration based on employment termination during the cycle. All service-based restricted stock units vested at termination and are generally distributed six months and seven days following termination.

Benefits and Retirement Programs
Each NEO, with the exception of Mr. Whittman, is eligible to participate in benefit plans available to substantially all the Company’s U.S. employees. These benefit plans include the Company’s retirement program (comprised of a 401(k) savings component and a Horizon Global contribution component) (the “Retirement Program”), and the Company’s medical, dental, vision, group life and accidental death and dismemberment insurance programs (the “Health Benefits Program”). The Retirement Program and the Health Benefits Program are designed to reward continued employment with the Company, and the Retirement Program is also designed to assist participants with financial preparation for retirement.
Under the Retirement Program, the Company makes matching contributions for each active participant in the 401(k)-savings component equal to 25% of the participant’s permitted contributions, up to a maximum of 5% of the participant’s eligible compensation. In addition, for most employees, the Company may contribute an additional 25% of matching contributions based on the Company’s annual financial performance.
Under the terms of the Retirement Program, the Company contributes to each eligible employee’s plan account an amount determined as a percentage of such employee’s eligible compensation. Each employee is eligible following one year of employment with the Company. The percentage is based on the employee’s age and for salaried employees and ranges from 1.0% for employees under the age of 30 to 4.5% for employees age 50 and over. Messrs. Bizon, Zeffiro, and Rice were eligible for a contribution amount equal to 4.5% of their respective eligible compensation, and Mr. Goldbaum is eligible for a contribution amount equal to 2.0% of his base pay.
Executive Retirement Program
Each NEO, with the exception of Mr. Whittman, is eligible for the Company’s executive retirement program, which provides retirement benefits in addition to those provided under the Retirement Program. The Company offers these additional programs to enhance total executive pay so that it remains competitive in the market. Effective July 1, 2015, the Company began funding a rabbi trust for its obligations under these programs. Trust assets are subject to the claims of the Company’s creditors in the event of bankruptcy.
Under the Company’s Supplemental Executive Retirement Plan (“SERP”), the Company contributed to each NEO’s account at the end of each quarter with the amount determined as a fixed percentage of their eligible compensation. The contribution percentages were based on each participating NEO’s age on the date of the contribution. In accordance with the terms of the SERP, the Company’s contributions vest 100% after five years of eligible employment with the Company. The Company’s contributions immediately vest upon attainment of retirement age or death.
The Company’s Compensation Limit Restoration Plan (“CLRP”) provides each participating NEO benefits in the form of Company contributions which would have been payable under the quarterly contribution component of the Retirement Program, but for tax code limits on the amount of pay that can be considered in a qualified plan. There are no employee contributions permitted under the CLRP. The Company’s contributions under the CLRP vary as a percent of eligible compensation based on the age of each of our NEOs.
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
Other Post-Employment Compensation
The Company maintains an Executive Severance/Change of Control Policy (“Severance Policy”). The Severance Policy covers each of our NEOs, other than Mr. Whittman, with the Compensation Committee designating Mr. Bizon as a Tier I participant and Mr. Goldbaum as a Tier II participant. Prior to their separation from Horizon Global, Mr. Zeffiro was a Tier I participant and Mr.

Rice was a Tier II participant. The Severance Policy provides that the Company will make severance payments to a participant upon the termination of such participant’s employment under certain circumstances. The Severance Policy includes an excise tax “cap” provision, which will operate to reduce the total amount of payments due under the Severance Policy so as to avoid the imposition of excise taxes and the resulting loss of tax deductions to the Company under Section 280G of the Internal Revenue Code. The Compensation Committee approved an amendment to the Severance Policy in November 2018, which amendment (1) reduced the non-change-of-control severance period for Tier I participants from two years to 18 months, (2) reduced the change-of-control severance period for Tier I participants from three years to two years, and (3) reduced the change-of-control severance period for Tier II participants other than Messrs. Rice and Goldbaum from two years to 18 months. As Messrs. Bizon, Rice and Goldbaum were the only participating NEOs who were still employed by the Company at the time of the amendment, and Messrs. Rice and Goldbaum’s severance protections were not modified by the amendment, Mr. Bizon is the only NEO whose potential severance benefits were impacted by the amendment.
If the Company terminates the employment of an NEO for any reason other than cause, disability or death, or if any NEO terminates his employment with the Company for good reason, (in each case, a “qualifying termination”), the Company will provide such NEO, with: (1) one year’s (1.5 years’ for Mr. Bizon and two years’ for Mr. Zeffiro) annual base salary; (2) the value of STI payments equal to one year’s (1.5 years’ for Mr. Bizon and two years’ for Mr. Zeffiro) payout at his target level in effect at the date of termination (generally paid in equal installments over one or two years, as applicable); (3) the value of any STI payment that has been declared for the NEO but not paid; (4) the NEO’s pro-rated STI for the year of termination through the date of termination based on his target level and actual full-year performance; (5) immediate vesting upon the termination date of a pro-rata portion of equity awards granted under the Amended 2015 Plan through the termination date (for performance-based equity awards, based on actual performance); (6) executive level outplacement services for up to 12 months; and (7) continued medical benefits for up to 12 months (18 months for Mr. Bizon and 24 months for Mr. Zeffiro) following the termination date.
In the case of an NEO’s voluntary termination or termination for cause, the Company will pay the NEO’s accrued base salary through termination plus earned but unused vacation compensation (and, in the case of voluntary termination, the value of any STI payment that has been declared but not paid). All other benefits will cease as of the termination date. If the employment of one of our NEOs is terminated due to death, the Company will pay the NEO’s accrued but unpaid base salary and the value of the NEO’s accrued but unpaid STI compensation as of the date of death, and such NEO will fully vest in his outstanding equity awards, including performance-based equity awards at the target performance level. Other than continued participation in the Company’s medical benefit plan for such NEO’s dependents for up to 36 months, all other benefits will cease as of the date of such NEO’s death. If one of our NEOs is terminated following disability, the Company will pay the NEO’s earned but unpaid base salary and the value of STI payments, and such NEO will fully vest in all his outstanding time-based equity awards and performance-based equity awards at the end of the performance period based on actual performance. In addition, such NEO will be eligible for disability benefits under the Company’s disability programs, including the supplemental executive long-term disability insurance program. All other benefits will cease as of the date of such termination in accordance with the terms of such benefit plans.
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

1.
Any individual, entity or group acquires beneficial ownership of 35% or more of the voting power of the Company’s outstanding common stock, subject to certain exceptions, as further described in the Severance Policy;

2.
A majority of members of the Board are replaced by directors whose appointment or election is not approved by a majority of the Company’s directors, subject to certain exceptions, as described in the Severance Policy;

3.
The Company consummates a reorganization, merger or certain other substantial corporate transactions resulting in a substantial change in the Company’s ownership or leadership, subject to certain exceptions, as described in the Severance Policy; or

4.	Approval by the Company’s stockholders of a complete liquidation or dissolution of the Company, subject to certain exceptions, as described in the Severance Policy.
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
Messrs. Zeffiro and Rice became entitled to benefits and compensation under the Severance Policy in connection with their departures from the company during 2018. Specifically, in addition to certain accrued benefits, Mr. Zeffiro was entitled to cash severance equaling $2,600,000, health care coverage reimbursements of $29,995, and outplacement services valued at $8,200. In addition to certain accrued benefits, Mr. Rice was entitled to cash severance equaling $511,500 and health care coverage reimbursements of $2,245. Mr. Rice is also eligible for aggregate fees of $50,000, payable in 2019, for consulting services he provided to the Company after ceasing to serve as Chief Financial Officer. In addition, the unvested serviced-based restricted stock units held by Messrs. Zeffiro and Rice vested on a pro-rata basis upon termination (valued at $686,066 for Mr. Zeffiro and $16,151 for Mr. Rice). PSUs and ROIC cash awards held by Messrs. Zeffiro and Rice at the time of termination remained eligible to vest on a pro-rata basis based on actual performance for the full performance period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (2)
Equity compensation plans approved by security holders	512,895	$10.40	3,336,695
Equity compensation plans not approved by security holders	—	$—	—
TOTAL:	512,895	$10.40	3,336,695
________________________________________

(1)	The weighted-average exercise price relates to outstanding stock options only. The Company’s restricted stock unit awards have no exercise price.

(2)
As of December 31, 2018, includes 3,336,695 shares available for future issuance under the Amended 2015 Plan, all of which may be issued for awards other than stock options, restricted stock units or stock appreciation rights.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information with respect to the beneficial ownership of the Common Stock as of the Record Date by:

▪	each person known by us to beneficially own more than 5% of the Common Stock;

▪	each of the Company’s directors and director nominees;

▪	each of the named executive officers (“NEOs”); and

▪	all of the Company’s directors and executive officers as a group.

The percentages of Common Stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares, (1) voting power, which includes the power to vote or to direct the voting of the security, (2) investment power, which includes the power to dispose of or to direct the disposition of the security, or (3) rights to acquire Common Stock that are currently exercisable or convertible, or will become exercisable or convertible within 60 days of the Record Date. Except as indicated in the footnotes to this table, each beneficial owner named in the following table has sole voting and sole investment power with respect to all shares beneficially owned. As of the Record Date, the Company had 25,263,212 shares outstanding.

	Shares Beneficially Owned
Name and Beneficial Owner	Number	Percentage
Atlas Capital Resources II LP(1) 100 Northfield Street, Greenwich, Connecticut 06830	2,741,776	10.85%
T. Rowe Price Associates, Inc.(2) 100 E. Pratt Street, Baltimore MD 21202	2,583,677	10.23%
Corre Partners Management, LLC(3) 12 East 49th Street, 40th Floor, New York, NY 10017	2,519,454	9.97%
Carl S. Bizon	37,575	0.08%
Jay Goldbaum(4)	48,660	0.16%
Frederick A. “Fritz” Henderson	0	0.00%
Denise Ilitch	56,836	0.17%
John C. Kennedy(5)	621,743	1.37%
Ryan L. Langdon(6)	834,849	0.00%
Brett N. Milgrim	0	0.00%
David G. Rice(7)	82,890	0.23%
David A. Roberts	16,875	0.01%
Barry G. Steele	0	0.00%
Mark D. Weber	0	0.00%
Brian Whittman	0	0.00%
Harry J. Wilson	1,086,054	4.30%
A. Mark Zeffiro(8)	417,172	0.99%
All executive officers and directors as a group (12 persons) (9)	2,702,592	10.23%
_______________________________________

(1)
Information contained in the columns above and this footnote is based on a report on Schedule 13D/A filed with the SEC on April 5, 2019 jointly by (i) Atlas Capital Resources II LP (“Atlas Capital”); (ii) Lapetus Capital II LLC (“Lapetus Capital”); (iii) Atlas Capital GP II LP (“Atlas GP II”); (iv) Atlas Capital Resources GP II LLC (“Atlas Capital LLC”); (v) Mr. Andrew M. Bursky; and (vi) Mr. Timothy J. Fazio (each, a “Reporting Person” and collectively, the “Reporting Persons”). As of April 5, 2019, the Reporting Persons, specifically Atlas Capital, Lapetus Capital, Atlas GP II, Atlas Capital LLC, Mr. Bursky and Mr. Fazio had shared voting power with respect to 2,741,776 shares of Common Stock; and shared dispositive power with respect to 2,741,776 shares of Common Stock.

(2)
Information contained in the columns above and this footnote is based on a report on Schedule 13G/A filed with the SEC on February 14, 2019 jointly by T. Rowe Price Associates, Inc. (“T. Rowe Price”), and T. Rowe Price Small-Cap Value Fund, Inc. (“T. Rowe Fund”). As of December 31, 2018, T. Rowe Price had sole voting power with respect to 468,394 shares of Common Stock, and sole dispositive power with respect to 2,583,677 shares of Common Stock; and T. Rowe Fund had sole voting power with respect to 2,044,563 shares of Common Stock.

(3)
Information contained in the columns above and this footnote is based on a report on Schedule 13D/A filed with the SEC on March 22, 2019 jointly by (i) Corre Opportunities by Qualified Master Fund, LP (the “Fund”); (ii) Corre Partners Advisors, LLC (the “General Partner”), which serves as the general partner of the Fund; (iii) Corre Partners Management, LLC (the “Investment Adviser”), which has been delegated investment authority over the assets of the Fund by the General Partner; (iv) Mr. John Barrett, who serves as a managing member of the General Partner and the Investment Adviser; and (v) Mr. Eric Soderlund, who serves as a managing member of the General Partner and the Investment Adviser (each, a “Reporting Person” and collectively, the “Reporting Persons”). As of March 22, 2019, (i) the Fund may be deemed to be the beneficial owner of 1,802,958 Shares, consisting of 1,788,801 shares of Common Stock and 14,157 shares of Common Stock issuable upon conversion of certain notes and warrants of the Company held by the Fund, and (ii) each of the General Partner, the Investment Adviser, Mr. Barrett and Mr. Soderlund may be deemed to be the beneficial owner of 2,519,454 shares of Common Stock, consisting of 2,505,297 shares of Common Stock and 14,157 shares of Common Stock issuable upon conversion of certain notes and warrants of the Company held by the Reporting Persons. The Fund had shared voting power with respect to 1,802,958 shares of Common Stock; and shared dispositive power with respect to 1,802,958 shares of Common Stock. The General Partner, the Investment Adviser, Mr. Barrett and Mr. Soderlund had shared voting power with respect to 2,519,454 shares of Common Stock; and shared dispositive power with respect to 2,519,454 shares of Common Stock. The amount does not include shares of Common Stock underlying convertible senior notes and Warrants held by the Reporting Persons, which subject to limitations on the right to convert and exercise, respectively, to the extent that after giving effect to such issuance after conversion or exercise, the Reporting Persons (together with the Reporting Persons’ affiliates), would, when aggregated with all other shares of Common Stock beneficially owned by such Reporting Persons at such time, beneficially own shares of Common Stock in excess of 9.99% of the number of shares of Common Stock outstanding (measured after giving effect to the issuance of shares of Common Stock issuable upon conversion of the convertible senior notes or exercise of the Warrants, as applicable).

(4)	The number set forth in the table includes 9,283 exercisable options.

(5)	The number set forth in the table includes warrants to purchase 278,283 shares of Common Stock.

(6)	The number set forth in the table includes warrants to purchase Common Stock owned by Newport Global Advisers LP.

(7)	The number set forth in the table is based on the total reported as of Mr. Rice’s termination date on November 9, 2018, and includes 25,124 exercisable options.

(8)	The number set forth in the table is based on the total reported as of Mr. Zeffiro’s termination date on May 8, 2018, and includes 164,909 exercisable options.

(9)
With the exception of Messrs. Kennedy, Langdon and Wilson, each director and NEO beneficially owns less than one percent of the outstanding shares of the Common Stock. Messrs. Rice and Zeffiro are not included in this group.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Director Independence
The Company’s Board has determined, after considering all of the relevant facts and circumstances, that Ms. Ilitch and Messrs. Henderson, Kennedy, Langdon, Milgrim, Roberts, Weber and Wilson are, and Ms. Straub and Messrs. DeVore, Kunselman, Siebert, David C. Dauch and Samuel Valenti III, who served as directors during 2018, were, “independent” from management in accordance with the NYSE listing standards and the Company’s Corporate Governance Guidelines (the “Governance Guidelines”). To be considered independent, the Board must determine that a director does not have any direct or indirect material relationships with the Company and must meet the criteria for independence set forth in the Company’s Governance Guidelines.
Certain Relationships and Related Transactions
Pursuant to its written charter, the Audit Committee is responsible for reviewing reports and disclosures of insider and affiliated party transactions and monitoring compliance with The Spirit and The Letter, which requires employees to disclose in writing any outside activities, financial interests, relationships or other situations that do or may involve a conflict of interest or that present the appearance of impropriety.
Pursuant to the written charter of the Governance Committee and the written Governance Guidelines, members of the Board must properly notify the President and Chief Executive Officer and the Chair of the Governance Committee if any actual or potential conflict of interest arises between the Board and such member. After notification, the Board will evaluate and resolve the matter in our best interest upon recommendation of the Governance Committee
It is also our policy that the Audit Committee review and approve all transactions (other than those that are de minimis in nature) in which we participate and in which any related person has or will have a direct or indirect material interest. In reviewing and approving such transactions, the Audit Committee obtains all information it believes to be relevant to a review and approval of the transaction. After consideration of the relevant information, the Audit Committee approves only those related person transactions that are consistent with our best interests.
On March 15, 2019, we entered into a Second Lien Term Facility Credit Agreement (the “Second Lien Term Facility Agreement”) with Cortland Capital Markets Services LLC, as administrative agent and collateral agent, Corre Partners Management, L.L.C. (“Corre”), as representative of the lenders, and the lenders party thereto (the “Second Lien Lenders”). The Second Lien Lenders include Corre Opportunities Qualified Master Fund, LP (“Corre Master Fund”), Corre Horizon Fund, LP and Corre Opportunities II Master Fund, LP (collectively, the Corre Lenders”). At the time of entering into the Second Lien Term Facility Agreement, affiliates of Corre, including Corre Master Fund, beneficially owned, in the aggregate, 9.99% of the outstanding Common Stock. JKI Holdings, LLC (“JKI Holdings”), an entity owned by our Board Chair, John C. Kennedy, is also a Second Lien Lender.
The Second Lien Term Facility Agreement provides for a term loan facility (the “Second Lien Term Facility”) in the aggregate principal amount of approximately $51.0 million, all of which has been borrowed by the Company. The interest on the term loans under the Second Lien Term Facility may be paid, at the Company’s election, in cash, at the customary eurocurrency rate plus a margin of 10.50% per annum, or in-kind, at the customary eurocurrency rate plus a margin of 11.50%; provided that if the term loans are converted to base rate loans, the interest rate on interest paid (i) in cash will be the customary base rate plus a margin of 9.50% per annum and (ii) in-kind will be the customary base rate plus a margin of 10.50%; provided, further, however, that cash interest payments are currently prohibited under the Company’s term loan facility and revolving credit facility. There are no amortization payments required under the Second Lien Term Facility. Borrowings under the Second Lien Term Facility mature on September 30, 2021. The total indebtedness under the Second Lien Term Facility is and will be guaranteed by the Company’s existing and future domestic subsidiaries and certain foreign subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors.

The Corre Lenders lent approximately $34.7 million and JKI Holdings lent approximately $2.6 million under the Second Lien Term Facility. In connection with entering into the Second Lien Term Facility, the Company issued the Corre Lenders warrants to purchase up to an aggregate of 1,260,280 shares of Common Stock and issued JKI Holdings Warrants to purchase up to 278,283 shares of Common Stock.

The Warrants have an initial exercise price of $1.50 per share and may be exercised for cash or on a cashless basis. The exercise price of the Warrants is subject to adjustment for stock splits, stock dividends, combinations, recapitalizations and other comparable events. The exercise price of the Warrants is also subject to adjustment if we issue or are deemed to have issued Common Stock or warrants or other rights or options to purchase Common Stock or securities convertible into Common Stock at a price less than the exercise price in effect, subject to certain exceptions such as the issuance of equity awards under our equity incentive plans. The Warrants expire on March 15, 2024.

Additionally in connection with the closing of the Second Lien Facility, the Company issued the Corre Lenders an aggregate of 90,667 shares of Series A preferred stock (“Series A Preferred Stock”) with a liquidation value of $100 per share. Shares of Series A Preferred Stock are entitled to cumulative dividends, at a rate of eighteen percent per annum, if and when declared by the Board. The Series A Preferred Stock is non-voting. In the event of any liquidation of the Company, each Series A Preferred Stock holder is entitled to, prior and in preference to any other distribution, two times the liquidation value per share plus all accrued but unpaid dividends.

The Warrants issued, and that may be issued to the Corre Lenders upon the conversion of the Series A Preferred Stock, contain, and will contain, a provision that restricts the ability of each Corre Lender to exercise its Warrant to the extent that after giving effect to such exercise and issuance, such Corre Lender (together with its affiliates, such as the other Corre Lenders, and any other persons acting as a group together with such Corre Lender or any of its affiliates) would beneficially own more than 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon exercise of such Warrant.
Item 14. Principal Accountant Fees and Services
The Audit Committee has appointed Deloitte as the independent registered public accounting firm to audit the Company’s consolidated financial statements for the fiscal year ending December 31, 2019. Deloitte was engaged as our independent registered public accounting firm for the fiscal year ended December 31, 2018.
Fees Paid to Independent Auditor
The following table presents fees billed by Deloitte for professional audit services rendered related to the audits of the Company’s annual financial statements for the years ended December 31, 2018 and 2017.

	2018	2017
Audit Fees	$1,535,000	$1,510,000
Audit-related Fees	6,000	200,000
Tax Fees	—	—
All Other Fees	5,000	5,000
Total	$1,546,000	$1,715,000
Audit and Audit-Related Fees
Audit fees include fees for the audit of the annual consolidated financial statements, reviews of quarterly consolidated financial statements, statutory audits and consents. Audit-related fees for 2017 related primarily procedures performed in connection with the issuance of a registration statement. Audit-related fees for 2018 related primarily to procedures performed in connection with a New Zealand research and development review.
Other Fees
Other fees for 2018 and 2017 relate to a subscription for technical content.
We have been advised by Deloitte that neither the firm nor any member of the firm has any financial interest, direct or indirect, in any capacity in the Company or its subsidiaries.
Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm
The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. The Audit Committee’s pre-approval is required for all audit and non-audit services provided by the independent registered public accounting firm.
On an ongoing basis, management communicates specific projects and categories of service for which it wishes to engage the independent registered public accounting firm. The Audit Committee reviews these requests and advises management if the committee approves the engagement of the independent registered public accounting firm. No services are undertaken which are not pre-approved. On a periodic basis, management reports to the Audit Committee regarding the actual spending for such projects and services compared to the approved amounts. All of the services provided by Deloitte, our independent auditor in 2018, including services related to audit, audit-related fees, tax fees and all other fees described above, were approved by the Audit Committee.
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

10.15(d)**	Horizon Global Corporation Executive Retirement Plan effective as of July 1, 2015.
10.16(e)**	Horizon Global Corporation Executive Severance/Change of Control Policy effective as of July 1, 2015.
10.17(a)	Form of Indemnification Agreement.
10.18(e)**	Form of Restricted Stock Units Agreement - Founders Grant - under the 2015 Equity and Incentive Compensation Plan.
10.19(e)**	Form of Restricted Stock Units Agreement - 2015 Board of Directors - under the 2015 Equity and Incentive Compensation Plan.
10.20(e)**	Form of Nonqualified Stock Option Agreement - 2015 LTI - under the 2015 Equity and Incentive Compensation Plan.
10.21(e)**	Form of Nonqualified Stock Option Agreement - Special Award - under the 2015 Equity and Incentive Compensation Plan.
10.22(e)**	Form of Horizon Replacement Restricted Stock Unit Award Agreement (Converted in connection with the adjustment of TriMas 2013 Performance Stock Units - 2006 Plan).
10.23(e)**	Form of Horizon Replacement Restricted Stock Unit Award Agreement (Converted in connection with the adjustment of TriMas 2013 Performance Stock Units - 2011 Plan).
10.24(e)**	Form of Horizon Replacement Restricted Stock Unit Award Agreement (Converted in connection with the adjustment of TriMas 2014 Performance Stock Units - 2011 Plan).
10.25(g)**	Form of Restricted Stock Units Agreement - CEO Award Program - 2016 Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.26(g)**	Form of Restricted Stock Units Agreement - Annual Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.27(g)**	Form of Restricted Stock Units Award Agreement - CEO Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.28(g)**	Form of Performance Share Units Agreement - Annual Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.29(g)**	Form of Nonqualified Stock Option Agreement - Annual Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.30(o)**	Horizon Global Corporation Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.31(m)**	Form of Restricted Stock Units Agreement - Annual Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.

10.32(m)**	Form of Restricted Stock Units Award Agreement - CEO Award Program - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.33(m)**	Form of Performance Share Units Agreement - Annual Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.34(m)**	Form of Restricted Stock Units Award Agreement - Annual CEC Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.35(m)**	Form of Restricted Stock Units Award Agreement - Annual ELT Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.36(n)**	Form of Restricted Stock Units Award Agreement - Board of Directors Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.37(i)	Investors’ Rights Agreement, dated as of October 4, 2016, by and between the Company and Parcom Deutschland I GmbH & Co. KG.
10.38(j)	Base Call Option Confirmation, dated as of January 26, 2017, by and between the Company and JPMorgan Chase Bank, National Association, London Branch.
10.39(j)	Additional Call Option Confirmation, dated as of January 27, 2017, by and between the Company and JPMorgan Chase Bank, National Association, London Branch.
10.40(j)	Base Warrant Confirmation, dated as of January 26, 2017, by and between the Company and JPMorgan Chase Bank, National Association, London Branch.
10.41(j)	Additional Warrant Confirmation, dated as of January 27, 2017, by and between the Company and JPMorgan Chase Bank, National Association, London Branch.
10.42(j)	Base Call Option Confirmation, dated as of January 26, 2017, by and between the Company and Wells Fargo Bank, National Association.
10.43(j)	Additional Call Option Confirmation, dated as of January 27, 2017, by and between the Company and Wells Fargo Bank, National Association.
10.44(j)	Base Warrant Confirmation, dated as of January 26, 2017, by and between the Company and Wells Fargo Bank, National Association.
10.45(j)	Additional Warrant Confirmation, dated as of January 27, 2017, by and between the Company and Wells Fargo Bank, National Association.
10.46(j)	Base Call Option Confirmation, dated as of January 26, 2017, by and between the Company and Bank of America, N.A.
10.47(j)	Additional Call Option Confirmation, dated as of January 27, 2017, by and between the Company and Bank of America, N.A.
10.48(j)	Base Warrant Confirmation, dated as of January 26, 2017, by and between the Company and Bank of America, N.A.
10.49(j)	Additional Warrant Confirmation, dated as of January 27, 2017, by and between the Company and Bank of America, N.A.
10.50(n)	Separation Agreement between Horizon Global Corporation and A. Mark Zeffiro dated June 29, 2018.
10.51(o)	Separation and Consulting Agreement between Horizon Global Corporation and David G. Rice dated December 3, 2018.
10.52(o)	Updated Exhibit A to Horizon Global Corporation Executive Severance/Change of Control Policy effective as of November 6, 2018.
21.1(o)	Horizon Global Corporation Subsidiary List.
23.1(o)	Consent of Independent Registered Public Accounting Firm.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(o)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(o)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	RTSR Peer Group Constituent Companies
101.INS(p)	XBRL Instance Document.
101.SCH(p)	XBRL Taxonomy Extension Schema Document.

101.CAL(p)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF(p)	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB(p)	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE(p)	XBRL Taxonomy Extension Presentation Linkbase Document.
_________________________

(a)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-1 filed on March 31, 2015 (Reg. No. 333-203138).
(b)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on February 20, 2019 (Reg. No. 001-37427).
(c)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on July 6, 2015 (File No. 001-37427).
(d)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 11, 2015 (File No. 001-37427).
(e)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on November 10, 2015 (File No. 001-37427).
(f)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on December 23, 2015 (File No. 001-37427).
(g)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on May 3, 2016 (File No. 001-37427).
(h)	Incorporated by reference to Exhibits filed with our Annual Report on Form 10-K filed on March 1, 2018 (File No. 001-37427).
(i)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on October 11, 2016 (File No. 001-37427).
(j)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on February 1, 2017 (File No. 001-37427).
(k)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on April 6, 2017 (File No. 001-37427).
(l)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed on March 10, 2017 (File No. 001-37427).
(m)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on May 3, 2018 (File No. 001-37427).
(n)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 7, 2018 (File No. 001-37427).
(o)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed on March 18, 2019 (File No. 001-37427).
(p)	Previously submitted electronically with our Annual Report on Form 10-K filed on March 18, 2019 (File No. 001-37427)
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

HORIZON GLOBAL CORPORATION (Registrant)
/s/ Carl S. Bizon
DATE: April 30, 2019	Name: Carl S. Bizon Title: President and Chief Executive Officer

QuickLinks
Item 10. Directors, Executive Officers and Corporate Governance
Directors Compensation
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accountant Fees and Services
Item 15. Exhibits