Form 10-Q
period 2019-03-31
Horizon Global Corp
filed 2019-05-09
CIK 1637655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	HZN	New York Stock Exchange
As of May 3, 2019, the number of outstanding shares of the Registrant’s common stock, was 25,263,212 shares.

HORIZON GLOBAL CORPORATION

Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements speak only as of the date they are made and give our current expectations or forecasts of future events. These forward-looking statements can be identified by the use of forward-looking words, such as “may,” “could,” “should,” “estimate,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “target,” “plan” or other comparable words, or by discussions of strategy that may involve risks and uncertainties.
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to, risks and uncertainties with respect to: the Company’s leverage; liabilities imposed by the Company’s debt instruments; market demand; competitive factors; supply constraints; material and energy costs; technology factors; litigation; government and regulatory actions including the impact of any tariffs, quotas or surcharges; the Company’s accounting policies; future trends; general economic and currency conditions; various conditions specific to the Company’s business and industry; the Company’s ability to regain compliance with the New York Stock Exchange’s continued listing standards and maintain such compliance; the success of our action plan, including the actual amount of savings and timing thereof; the success of our business improvement initiatives in Europe-Africa, including the amount of savings and timing thereof; the Company’s exposure to product liability claims from customers and end users, and the costs associated therewith; the Company’s ability to meet its covenants in the agreements governing its debt, including the contractually obligated prepayment on its first lien term loan, or obtain any amendments or waivers thereto; and other risks that are discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The risks described in our Annual Report and elsewhere in this report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
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

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,960	$27,650
Receivables, net of allowance for doubtful accounts of approximately $5.1 million at March 31, 2019 and December 31, 2018	129,490	108,340
Inventories	174,360	173,690
Prepaid expenses and other current assets	10,850	9,690
Total current assets	339,660	319,370
Property and equipment, net	97,660	102,280
Operating lease right-of-use assets	68,560	—
Goodwill	12,720	12,660
Other intangibles, net	72,750	78,050
Deferred income taxes	2,160	2,690
Other assets	6,640	6,300
Total assets	$600,150	$521,350
Liabilities, Temporary and Shareholders' Equity
Current liabilities:
Short-term borrowings and current maturities, long-term debt	$15,460	$13,860
Accounts payable	116,010	123,130
Short-term operating lease liabilities	15,980	—
Accrued liabilities	68,770	65,820
Total current liabilities	216,220	202,810
Long-term debt	377,700	350,650
Deferred income taxes	14,230	14,150
Long-term operating lease liabilities	52,580	—
Other long-term liabilities	20,060	19,960
Total liabilities	680,790	587,570
Contingencies (See Note 12)
Temporary equity
Series A preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: 90,667 at March 31, 2019; none at December 31, 2018	5,340	—
Total temporary equity	5,340	—
Shareholders' equity (deficit):
Common stock, $0.01 par: Authorized 400,000,000 shares; 25,892,114 shares issued and 25,205,608 outstanding at March 31, 2019, and 25,866,747 shares issued and 25,180,241 outstanding at December 31, 2018	250	250
Common stock warrants exercisable for 3,601,902 shares issued and outstanding at March 31, 2019; none issued and outstanding at December 31, 2018	5,380	—
Paid-in capital	161,330	160,990
Treasury stock, at cost: 686,506 shares at March 31, 2019 and December 31, 2018	(10,000)	(10,000)
Accumulated deficit	(247,820)	(222,720)
Accumulated other comprehensive income	7,900	7,760
Total Horizon Global shareholders' deficit	(82,960)	(63,720)
Noncontrolling interest	(3,020)	(2,500)
Total shareholders' deficit	(85,980)	(66,220)
Total liabilities, temporary and shareholders' equity	$600,150	$521,350
The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited—dollars in thousands, except share and per share data)

	Three months ended March 31,
	2019	2018
Net sales	$209,660	$216,810
Cost of sales	(177,580)	(178,360)
Gross profit	32,080	38,450
Selling, general and administrative expenses	(41,530)	(48,180)
Impairment of goodwill	—	(43,430)
Net gain (loss) on dispositions of property and equipment	1,460	(110)
Operating loss	(7,990)	(53,270)
Other expense, net	(5,610)	(1,120)
Interest expense	(10,940)	(5,950)
Loss before income tax	(24,540)	(60,340)
Income tax benefit (expense)	(1,080)	2,580
Net loss	(25,620)	(57,760)
Less: Net loss attributable to noncontrolling interest	(520)	(250)
Net loss attributable to Horizon Global	$(25,100)	$(57,510)
Net loss per share attributable to Horizon Global:
Basic	$(1.00)	$(2.30)
Diluted	$(1.00)	$(2.30)
Weighted average common shares outstanding:
Basic	25,188,094	24,963,120
Diluted	25,188,094	24,963,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited—dollars in thousands)

	Three months ended March 31,
	2019	2018
Net loss	$(25,620)	$(57,760)
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	1,210	3,160
Derivative instruments	(1,070)	1,530
Total other comprehensive income, net of tax	140	4,690
Total comprehensive loss	(25,480)	(53,070)
Less: Comprehensive loss attributable to noncontrolling interest	(520)	(240)
Comprehensive loss attributable to Horizon Global	$(24,960)	$(52,830)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited—dollars in thousands)

	Three months ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(25,620)	$(57,760)
Adjustments to reconcile net loss to net cash used for operating activities:
Net (gain) loss on dispositions of property and equipment	(1,460)	110
Depreciation	4,270	4,130
Amortization of intangible assets	2,070	2,230
Impairment of goodwill	—	43,430
Amortization of original issuance discount and debt issuance costs	5,470	1,940
Deferred income taxes	1,710	(800)
Non-cash compensation expense	350	720
Increase in receivables	(25,000)	(20,220)
Increase in inventories	(7,800)	(5,400)
(Increase) decrease in prepaid expenses and other assets	(2,540)	250
Increase in accounts payable and accrued liabilities	4,750	2,040
Other, net	3,360	(890)
Net cash used for operating activities	(40,440)	(30,220)
Cash Flows from Investing Activities:
Capital expenditures	(1,990)	(4,190)
Net proceeds from sale of business	4,970	—
Net proceeds from disposition of property and equipment	1,390	90
Net cash provided by (used for) investing activities	4,370	(4,100)
Cash Flows from Financing Activities:
Proceeds from borrowings on credit facilities	13,230	2,840
Repayments of borrowings on credit facilities	(830)	(400)
Proceeds from Second Lien Term Loan, net of issuance costs	35,520	—
Repayments of borrowings on First Lien Term Loan, inclusive of transaction costs	(7,480)	(1,950)
Proceeds from ABL Revolving Debt, net of issuance costs	27,340	41,280
Repayments of borrowings on ABL Revolving Debt	(45,260)	(11,280)
Proceeds from issuance of Series A Preferred Stock	5,340	—
Proceeds from issuance of Warrants	5,380	—
Other, net	(10)	(200)
Net cash provided by financing activities	33,230	30,290
Effect of exchange rate changes on cash	150	700
Cash and Cash Equivalents:
Decrease for the period	(2,690)	(3,330)
At beginning of period	27,650	29,570
At end of period	$24,960	$26,240
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,620	$4,420
Cash paid for taxes	$2,100	$1,350
The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended March 31, 2019 and 2018
(unaudited—dollars in thousands)

	Common Stock	Common Stock Warrants	Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Horizon Global Shareholders’ Deficit	Noncontrolling Interest	Total Shareholders’ Deficit
Balance at January 1, 2019	$250	$—	$160,990	$(10,000)	$(222,720)	$7,760	$(63,720)	$(2,500)	$(66,220)
Net loss	—	—	—	—	(25,100)	—	(25,100)	(520)	(25,620)
Other comprehensive income, net of tax	—	—	—	—	—	140	140	—	140
Shares surrendered upon vesting of employees; share based payment awards to cover tax obligations	—	—	(10)	—	—	—	(10)	—	(10)
Non-cash compensation expense	—	—	350	—	—	—	350	—	350
Issuance of Warrants		5,380					5,380		5,380
Balance at March 31, 2019	$250	$5,380	$161,330	$(10,000)	$(247,820)	$7,900	$(82,960)	$(3,020)	$(85,980)

	Common Stock	Common Stock Warrants	Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Horizon Global Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
Balance at January 1, 2018	$250	$—	$159,490	$(10,000)	$(17,860)	$10,010	$141,890	$(1,490)	$140,400
Net loss	—	—	—	—	(57,510)	—	(57,510)	(250)	(57,760)
Other comprehensive income, net of tax	—	—	—	—	—	4,680	4,680	10	4,690
Shares surrendered upon vesting of employees' share based payment awards to cover tax obligations	—	—	(200)	—	—	—	(200)	—	(200)
Non-cash compensation expense	—	—	720	—	—	—	720	—	720
Balance at March 31, 2018	$250	$—	$160,010	$(10,000)	$(75,370)	$14,690	$89,580	$(1,730)	$87,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. General
Nature of operations and basis of presentation. Horizon Global Corporation (“Horizon,” “Horizon Global,” “we,” or the “Company”) is a global designer, manufacturer and distributor of a wide variety of high quality, custom-engineered towing, trailering, cargo management and other related accessories. These products are designed to support original equipment manufacturers (“OEMs”) and original equipment servicers (“OESs”) (collectively, “OEs”), aftermarket and retail customers within the agricultural, automotive, construction, horse/livestock, industrial, marine, military, recreational, trailer and utility markets. The Company groups its business into operating segments by the region in which sales and manufacturing efforts are focused. The Company’s operating segments are Horizon Americas, Horizon Europe-Africa, and Horizon Asia-Pacific. See Note 16, “Segment Information,” for further information on each of the Company’s operating segments.
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. It is management’s opinion that these financial statements contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results for the full year.
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
2. New Accounting Pronouncements
Accounting pronouncements recently adopted
In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, “Compensation - Stock Compensation (Topic 718)” (“ASU 2018-07”). ASU 2018-07 expands the scope of Accounting Standard Codification (“ASC”) 718 to include all share-based payment arrangements related to the acquisition of goods and services from both non-employees and employees. ASU 2018-07 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. The Company adopted ASU 2018-07 on January 1, 2019, and there was no impact on the Company’s condensed consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). ASU 2017-12 eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires, for qualifying hedges, the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also modifies the accounting for components excluded from the assessment of hedge effectiveness, eases documentation and assessment requirements and modifies certain disclosure requirements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted and should be applied on a modified retrospective basis. The Company adopted ASU 2017-12 on January 1, 2019, and there was no impact on the Company’s condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which supersedes the lease requirements in “Leases (Topic 840).” The objective of this update is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. Under this guidance, lessees are required to recognize on the balance sheet a lease liability and a right-of-use (“ROU”) asset for all leases, with the exception of short-term leases with terms of twelve months or less. The lease liability represents the lessee’s obligation to make lease payments arising from a lease and will be measured as the present value of the lease payments. The ROU asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company has elected the package of practical expedients, excluding the lease term hindsight, as permitted by the transition guidance. The Company has made an accounting policy election to exempt leases with an initial term of twelve months or less from balance sheet recognition. Instead, short-term leases will be expensed over the lease term.
The Company adopted the standard on January 1, 2019, by applying the modified retrospective method without restatement of comparative periods' financial information, as permitted by the transition guidance. The standard had a material impact on the Company’s condensed consolidated balance sheets, but did not have an impact on its condensed consolidated statements of operations and cash flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the Company’s accounting for finance leases remained substantially unchanged.
See Note 11 “Leases,” for the impact of the adoption which resulted in the recognition of ROU assets and corresponding lease liabilities.
3. Revenues
Revenue Recognition
The following tables present the Company’s net sales disaggregated by major sales channel as follows:

	Three Months Ended March 31, 2019
	Horizon Americas	Horizon Europe-Africa	Horizon Asia-Pacific	Total
	(dollars in thousands)
Net Sales
Automotive OEM	$20,240	$48,920	$6,760	$75,920
Automotive OES	1,610	13,290	13,220	28,120
Aftermarket	24,150	16,290	5,750	46,190
Retail	28,430	—	2,720	31,150
Industrial	9,280	700	3,540	13,520
E-commerce	11,790	530	—	12,320
Other	—	2,440	—	2,440
Total	$95,500	$82,170	$31,990	$209,660

	Three Months Ended March 31, 2018
	Horizon Americas	Horizon Europe-Africa	Horizon Asia-Pacific	Total
	(dollars in thousands)
Net Sales
Automotive OEM	$20,050	$46,920	$6,630	$73,600
Automotive OES	870	14,490	13,420	28,780
Aftermarket	26,520	20,790	6,880	54,190
Retail	32,150	—	3,010	35,160
Industrial	10,220	—	3,580	13,800
E-commerce	6,020	1,320	—	7,340
Other	390	3,540	10	3,940
Total	$96,220	$87,060	$33,530	$216,810
During the three months ended March 31, 2019, adjustments to estimates of variable consideration for previously recognized revenue were insignificant. At March 31, 2019, total opening and closing balances of contract assets and deferred revenue were not material.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended March 31, 2019 are summarized as follows:

	Horizon Americas	Horizon Asia-Pacific	Total
	(dollars in thousands)
Balance at December 31, 2018	$4,500	$8,160	$12,660
Foreign currency translation and other	(50)	110	60
Balance at March 31, 2019	$4,450	$8,270	$12,720
The gross carrying amounts and accumulated amortization of the Company’s other intangibles are summarized below.

	March 31, 2019		December 31, 2018
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships, 2 – 20 years	$173,910	$(129,080)	$177,910	$(127,740)
Technology and other, 3 – 15 years	21,080	(16,180)	21,000	(15,910)
Trademark/Trade names, 1 – 8 years	730	(260)	730	(250)
Total finite-lived intangible assets	195,720	(145,520)	199,640	(143,900)
Trademark/Trade names, indefinite-lived	22,550	—	22,310	—
Total other intangible assets	$218,270	$(145,520)	$221,950	$(143,900)
On March 1, 2019, the Company entered into an agreement of sale of certain business assets in its Europe-Africa operating segment, via a share and asset sale (the “Sale”). Under the terms of the Sale, effective March 1, 2019, the Company disposed of certain non-automotive business assets that operated using the Terwa brand for $5.5 million, which included a $0.5 million note receivable. The Sale resulted in a $3.6 million loss recorded in Other expense, net in the condensed consolidated statements of operations, including a $3.0 million reduction of net intangibles related to customer relationships.
Amortization expense related to intangible assets as included in the accompanying condensed consolidated statements of operations is summarized as follows:

	Three months ended March 31,
	2019	2018
	(dollars in thousands)
Technology and other, included in cost of sales	$450	$270
Customer relationships and Trademark/Trade names, included in selling, general and administrative expenses	1,620	1,960
Total amortization expense	$2,070	$2,230

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

5. Inventories
Inventories consist of the following components:

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Finished goods	$104,440	$103,090
Work in process	18,490	19,660
Raw materials	51,430	50,940
Total inventories	$174,360	$173,690
6. Property and Equipment, Net
Property and equipment, net consists of the following components:

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Land and land improvements	$460	$460
Buildings	23,840	21,440
Machinery and equipment	157,480	161,750
	181,780	183,650
Less: Accumulated depreciation	84,120	81,370
Property and equipment, net	$97,660	$102,280
Depreciation expense included in the accompanying condensed consolidated statements of operations is as follows:

	Three months ended March 31,
	2019	2018
	(dollars in thousands)
Depreciation expense, included in cost of sales	$3,920	$3,790
Depreciation expense, included in selling, general and administrative expense	350	340
Total depreciation expense	$4,270	$4,130

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

7. Accrued and Other Long-term Liabilities

Accrued liabilities consist of the following components:

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Customer claims	$16,970	$14,160
Accrued compensation	11,880	10,230
Customer incentives	11,130	10,100
Restructuring	5,900	7,530
Accrued professional services	5,010	4,770
Deferred purchase price	3,200	3,400
Short-term tax liabilities	1,030	1,930
Cross currency swap	—	1,610
Other	13,650	12,090
Total accrued liabilities	$68,770	$65,820

Other long-term liabilities consist of the following components:

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Long-term tax liabilities	$7,320	$6,270
Restructuring	2,180	2,580
Deferred purchase price	270	30
Other	10,290	11,080
Total other long-term liabilities	$20,060	$19,960

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

8. Long-term Debt
The Company’s long-term debt consists of the following:

	March 31, 2019	December 31, 2018
	(dollars in thousands)
ABL Facility	$44,970	$61,570
First Lien Term Loan	187,920	190,520
Second Lien Term Loan	51,020	—
Convertible Notes	125,000	125,000
Bank facilities, capital leases and other long-term debt	30,890	18,990
	439,800	396,080
Less:
Unamortized debt issuance costs and original issuance discount on First Lien Term Loan	8,460	7,380
Unamortized debt issuance costs and discount on Second Lien Term Loan	15,520	—
Unamortized debt issuance costs and discount on Convertible Notes	22,660	24,190
Current maturities, long-term debt	15,460	13,860
Long-term debt	$377,700	$350,650
ABL Facility
In February 2019, the Company amended its existing revolving credit facility (the “ABL Facility”) to permit the Company to enter into the Senior Term Loan Agreement (as defined below) and make certain indebtedness, asset sale, investment and restricted payment baskets covenants more restrictive.
In March 2019, the Company amended the ABL facility to permit the Company to enter into the Second Lien Term Loan Agreement and provide for certain other modifications of the ABL Facility. In particular, the ABL facility was modified to (a) increase the interest rate by 1.0%, (b) reduce the total facility size to $90.0 million and (c) limit the ability to add debt in the future.
The ABL Facility consists of (i) a U.S. sub-facility, in an aggregate principal amount of up to $85.0 million (subject to availability under a U.S.-specific borrowing base) (the “U.S. Facility”), (ii) a Canadian sub-facility, in an aggregate principal amount of up to $2.0 million (subject to availability under a Canadian-specific borrowing base) (the “Canadian Facility”), and (iii) a U.K. sub-facility in an aggregate principal amount of up to $3.0 million (subject to availability under a U.K.-specific borrowing base) (the “U.K. Facility”). The ABL Facility also includes a $20.0 million U.S. letter of credit sub-facility. All facilities under the ABL Facility mature on June 30, 2020.
The Company incurred debt issuance costs of approximately $1.4 million in connection with the March 2019 amendment of the ABL Facility. These debt issuance costs will be amortized into interest expense over the contractual term of the loan. The Company recognized $0.1 million of amortization of debt issuance costs for the three months ended March 31, 2019, and 2018, respectively, which are included in the accompanying condensed consolidated statements of operations. There were $1.9 million and $0.8 million of unamortized debt issuance costs included in other assets in the accompanying condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively.
There were $45.0 million and $61.6 million outstanding under the ABL Facility as of March 31, 2019 and December 31, 2018, respectively, with a weighted average interest rate of 6.3% and 4.4%, respectively. Total letters of credit issued under the ABL Facility at March 31, 2019 and December 31, 2018 were $5.0 million and $3.4 million, respectively. The Company had $29.0 million and $10.3 million in availability under the ABL Facility as of March 31, 2019 and December 31, 2018, respectively.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

First Lien Term Loan (formerly “Term Loan”)
In February 2019, the Company amended and restated the existing Term Loan Agreement to permit the Company to enter into the Senior Term Loan Agreement and tightened certain indebtedness, asset sale, investment and restricted payment baskets.
In March 2019, the Company amended the existing Term Loan Agreement (“Sixth Term Amendment”) (the “First Lien Term Loan Agreement”) to permit the Company to enter into the Second Lien Term Loan Agreement; amend certain financial covenants to provide for relief based on the Company’s 2018 and 2019 budget, and make certain other affirmative and negative covenants more restrictive.
Pursuant to the Sixth Term Amendment, the prior net leverage covenant ratio was eliminated and replaced with a first lien leverage covenant starting with the 12-month period ending September 2019 as follows:
September 30, 2019: 8.25:1.00
December 31, 2019: 6.25:1.00
March 31, 2020: 5.50:1.00
June 30, 2020: 5.00:1.00
September 30, 2020 and each fiscal quarter ending thereafter: 4.75:1.00
The Sixth Term Amendment also added a fixed charge coverage covenant starting with fiscal quarter ending March 31, 2020, a minimum liquidity covenant of $15.0 million starting March 31, 2019, and a maximum capital expenditure covenant of $15.0 million for 2019 and $25.0 million annually thereafter. The interest rate on the First Lien Term Loan Agreement is also amended to add 3.0% paid-in-kind interest in addition to the existing cash pay interest.
Debt issuance costs of approximately $5.6 million were incurred in connection with the Sixth Term Amendment. In accordance with ASC 470-50, “Modifications and Extinguishments,” the Company recorded approximately $0.7 million of issuance costs in selling, general and administrative expense in the accompanying condensed consolidated statements of operations during the three months ended March 31, 2019 and capitalized approximately $4.9 million of debt issuance costs that will be amortized into interest expense over the contractual term of the loan using the effective interest method. The Company also recorded approximately $3.0 million of unamortized debt issuance costs to interest expense for three months ended March 31, 2019, due to the extinguishment of debt for certain lenders in the loan syndicate.
The Company recognized approximately $0.8 million and $0.4 million of amortization of debt issuance and discount cost for the three months ended March 31, 2019 and 2018, respectively, which is included in the accompanying condensed consolidated statements of operations. The Company had an aggregate principal amount outstanding of $187.9 million and $190.5 million as of March 31, 2019 and December 31, 2018, respectively, under the First Lien Term Loan bearing interest at 8.5% and 8.8%, respectively.
All of the indebtedness under the First Lien Term Loan is and will be guaranteed by the Company’s existing and future material domestic subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors.
Senior Term Loan Agreement
In February 2019, the Company entered into a Credit Agreement (the “Senior Term Loan Agreement”) with Cortland Capital Markets Services LLC, as administrative agent and collateral agent, and the lenders party thereto. The Senior Term Loan Agreement provided for a short-term loan facility in the aggregate principal amount of $10.0 million, all of which was borrowed by the Company. Certain of the lenders under the Company’s First Lien Term Loan Agreement were the lenders under the Senior Term Loan Agreement.
The Senior Term Loan Agreement required the Company to obtain additional financing in amounts and on terms acceptable to the lenders. The Senior Term Loan Agreement was repaid on March 15, 2019, in conjunction with the additional financing further detailed below. The Company incurred debt issuance costs of approximately $0.5 million in connection with the Senior Term Loan Agreement, which were recorded to selling, general and administrative expense within the accompanying condensed consolidated statements of operations.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Second Lien Term Loan Agreement
In March 2019, the Company entered into a Credit Agreement (the “Second Lien Term Loan Agreement”) with Cortland Capital Markets Services LLC, as administrative agent and collateral agent, and Corre Partners Management L.L.C., as representative of the lenders, and the lenders party thereto. The Second Lien Term Loan Agreement provides for a term loan facility in the aggregate principal amount of $51.0 million and matures on September 30, 2021. The interest on the Second Lien Term Loan may be paid, at the Company’s election, in cash, at the customary eurocurrency rate plus a margin of 10.50% per annum, or in-kind, at the customary eurocurrency rate plus a margin of 11.50%. The Second Lien Term Loan Agreement is secured by a second lien on substantially the same collateral as the First Lien Term Loan and is subject to various affirmative and negative covenants including a secured net leverage ratio tested quarterly, commencing with the fiscal quarter ending on December 31, 2019, which shall not exceed (x) 6.75 to 1.00 as of the last day of any fiscal quarter ending on or prior to June 30, 2020 and (y) 5.25 to 1.00 as of the last day of any fiscal quarter ending on or after September 30, 2020.
The proceeds, net of applicable fees, of the Second Lien Term Loan Agreement were used to repay all amounts outstanding under the Senior Term Loan Agreement and to provide additional liquidity and working capital for the Company.
Pursuant to the Second Lien Term Loan Agreement, the Company is required to issue 6.25 million detachable warrants to purchase common stock of the Company, which can be exercised on a cashless basis over a five-year term with an exercise price of $1.50 per share. 2.65 million warrants will not be issued unless approved by a shareholder vote; therefore, 90,667 shares of Series A Preferred Stock with a cumulative dividend rate of 18.0% were issued in the interim and will be canceled and converted into warrants upon receipt of shareholder approval, which is expected to occur at the Company’s 2019 Annual Meeting of Stockholders currently planned for June 25, 2019.
In accordance with guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”), the (i) Second Lien Term Loan; (ii) the Series A Preferred Stock; and (iii) warrants are all freestanding instruments and proceeds were allocated to each instrument on a relative fair value basis: (i) $40.3 million; (ii) $5.3 million and (iii) $5.4 million, respectively.
The Series A Preferred Stock is not within the scope of ASC 480-10 and does not meet the criteria for liability classification. The Series A Preferred Stock will be classified as temporary equity as the Series A Preferred Stock will be entitled to receive two times its liquidation value in cash upon occurrence of a liquidation or deemed liquidation event, which is outside the control of the Company. The warrants also do not meet the criteria for liability classification under ASC 480. The warrants meet the definition of a derivative under ASC 815, however, are determined to be indexed to the Company’s own stock and meet the requirements for equity classification pursuant to ASC 815-40.
The Company determined the fair value of the Second Lien Term Loan using a discount rate build up approach. The fair values of the Series A Preferred Stock and warrants were determined using an option pricing method. The debt discount of $10.7 million created by the relative fair value allocation of the equity component is being amortized as additional non-cash interest expense using the effective interest method over the contractual term of the loan.
Debt issuance costs of approximately $3.8 million, and original issuance discount of approximately $1.0 million were incurred in connection with entry into the Second Lien Term Loan Agreement. The debt issuance and original issuance discount costs will be amortized into interest expense over the contractual term of the loan using the effective interest method. The Company had total unamortized debt issuance and discount costs of $15.5 million, all of which are recorded as a reduction of the debt balance on the Company’s accompanying condensed consolidated balance sheets.
Convertible Notes
In February 2017, the Company completed a public offering of 2.75% Convertible Senior Notes (the “Convertible Notes”) in an aggregate principal amount of $125.0 million. Interest is payable on January 1 and July 1 of each year, beginning on July 1, 2017. The Convertible Notes are convertible into 5,005,000 shares of the Company’s common stock, based on an initial conversion price of $24.98 per share. The Convertible Notes will mature on July 1, 2022 unless earlier converted.
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
Covenant and Liquidity Matters
On May 7, 2019, the Company entered into the Seventh Amendment to Credit Agreement (the “Seventh Term Amendment”) to amend the First Lien Term Loan Agreement, which extended its $100.0 million prepayment requirement from on or before March 31, 2020, to on or before May 15, 2020.
As a result of the modifications of the ABL Facility and the First Lien Term Loan, the additional liquidity from the Second Lien Term Loan, as well as the current forecast through June 2020, the Company believes it has sufficient liquidity to operate its business. In addition to meeting its working capital needs, the Sixth Term Amendment requires the Company to raise a minimum of $100.0 million through a combination of asset sales, junior debt or equity to make a contractually obligated prepayment of the First Lien Term Loan on or before May 15, 2020. We are currently evaluating all strategic alternatives related to the options to raise the funds necessary to comply with this contractual prepayment obligation. In conjunction with evaluating all strategic alternatives, the Company has created a board of directors’ subcommittee to oversee the fund-raising process and engaged an investment banker to assess management’s fund-raising alternatives. If we cannot generate the required cash, we may not be able to make the necessary payments required under our debt as of May 15, 2020, which would result in an event of default. Such a default, if not cured, would allow the lenders to accelerate the maturity of the debt, making it due and payable at that time.
The Company is in compliance with all of its financial covenants as of March 31, 2019.
Bank facilities
There were $15.2 million and $2.9 million outstanding under the Company’s Australian loan agreement as of March 31, 2019 and December 31, 2018, respectively.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

9. Derivative Instruments
Foreign Currency Exchange Rate Risk
As of March 31, 2019, the Company was party to forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $21.9 million. The Company uses foreign currency forward contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain payments for contract manufacturing in its lower-cost manufacturing facilities. The foreign currency forward contracts hedge currency exposure between the Mexican peso and the U.S. dollar and between the Australian dollar and the U.S. dollar and mature at specified monthly settlement dates through December 2019. At inception, the Company designated the foreign currency forward contracts as cash flow hedges. Upon the performance of contract manufacturing or purchase of certain inventories the Company de-designates the foreign currency forward contract.
On August 16, 2017, the Company’s Australian subsidiary entered into a cross currency swap arrangement to hedge changes in foreign currency exchange rates. As of March 31, 2019, the notional amount of the cross currency swap was approximately $2.8 million. The Australian subsidiary uses the cross currency swap to mitigate the risk associated with fluctuations in currency rates related to a non-U.S. functional currency intercompany loan of NZ$10.0 million. The floating-to-floating cross currency swap hedges currency exposure between the New Zealand dollar and the Australian dollar and matures on June 30, 2020. The Australian subsidiary makes quarterly principal payments of NZ$0.8 million, plus interest at the 3-month Bank Bill Benchmark Rate in New Zealand plus a margin of 0.3% per annum, in exchange for A$0.8 million, plus interest at the three-month BBSY in Australia per annum. At inception, the cross currency swap was not designated as a hedging instrument.
Financial Statement Presentation
The fair value carrying amount of the Company’s derivative instruments were recorded as follows:

		Asset / (Liability) Derivatives
	Balance Sheet Caption	March 31, 2019	December 31, 2018
		(dollars in thousands)
Derivatives designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$900	$1,910
Foreign currency forward contracts	Accrued liabilities	(20)	—
Cross currency swap	Accrued liabilities	—	(2,480)
Total derivatives designated as hedging instruments		880	(570)
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	190	290
Cross currency swap	Accrued liabilities	(100)	(90)
Total derivatives de-designated as hedging instruments		90	200
Total derivatives		$970	$(370)

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the gain or loss recognized in AOCI and the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (net of tax)		Location of Gain (Loss) Reclassified from AOCI into Earnings	Total Amounts of Expense Line Items Presented in the Statement of Operations in Which the Effects of Cash Flow Hedges are Recorded	Amount of Gain (Loss) Reclassified from AOCI into Earnings
	As of March 31,	As of December 31,			Three months ended March 31,
	2019	2018			2019	2018
	(dollars in thousands)				(dollars in thousands)
Derivatives classified as cash flow hedges
Foreign currency forward contracts	$890	$1,870	Cost of sales	$(177,580)	$780	$130
Cross currency swap	$—	$90	Interest expense	$(10,940)	$900	$(3,070)
The following table summarizes the gain or loss recognized in earnings for derivatives not designated as hedging instruments:

	Gain (Loss) Recognized in Earnings		Location of Gain (Loss) Recognized in Earnings	Total Amounts of Expense Line Items Presented in the Statement of Operations in Which the Effects of Derivatives are Recorded
	Three months ended March 31,
	2019	2018
	(dollars in thousands)
Derivatives not designated as hedging instruments
Foreign currency forward contracts	$(220)	$70	Cost of sales	$(177,580)
Cross currency swap	$(10)	$(170)	Other expense, net	$(5,610)
Over the next 12 months, the Company expects to reclassify approximately $0.9 million of pre-tax deferred gains, related to the foreign currency forward contracts, from AOCI to cost of sales as contract manufacturing and inventory purchases are settled.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value Measurements
The fair value of the Company’s derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. The Company’s derivatives are recorded at fair value in its condensed consolidated balance sheets and are valued using pricing models that are primarily based on market observable external inputs, including spot and forward currency exchange rates, benchmark interest rates, and discount rates consistent with the instrument’s tenor, and consider the impact of the Company’s own credit risk, if any. Changes in counterparty credit risk are also considered in the valuation of derivative financial instruments. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 are shown below:

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
March 31, 2019
Foreign currency forward contracts	Recurring	$1,070	$—	$1,070	$—
Cross currency swaps	Recurring	$(100)	$—	$(100)	$—
December 31, 2018
Foreign currency forward contracts	Recurring	$2,200	$—	$2,200	$—
Cross currency swaps	Recurring	$(2,570)	$—	$(2,570)	$—
10. Restructuring
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
The following table provides a summary of the Company’s consolidated restructuring liabilities and related activity for each type of exit cost as of and for the three months ended March 31, 2019:

	Employee Costs	Facility Closure and Other Costs	Total
	(dollars in thousands)
Balance at January 1, 2019	$4,990	$5,120	$10,110
Payments and other(1)	(1,570)	(410)	(1,980)
Balance at March 31, 2019	$3,420	$4,710	$8,130
(1)Other consists of changes in the liability balance due to foreign currency translation.
The $8.1 million restructuring liability at March 31, 2019 includes $5.9 million of accrued liabilities and $2.2 million of other long-term liabilities.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

11. Leases

The Company leases certain facilities, automobiles and equipment under non-cancellable operating leases. Our leases have remaining lease terms of one year to thirteen years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. Leases with an initial term of twelve months or less are not recorded on the condensed consolidated balance sheets; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

Most leases include one or more options to renew. The exercise of lease renewal options is typically at the Company’s sole discretion; therefore, the majority of renewals to extend the lease terms are not included in the Company’s ROU assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options and when they are reasonably certain of exercise, the Company includes the renewal period in the lease term. The Company combines lease and non-lease components which are accounted for as a single lease component as the Company has elected the practical expedient to group lease and non-lease components for all leases.

As most of the Company’s leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company has a centrally managed treasury function; therefore, based on the applicable lease terms and the current economic environment, the Company applies a portfolio approach by reporting segment for determining the incremental borrowing rate.

Operating lease cost for the three months ended March 31, 2019 was $5.3 million. Operating cash flows from operating leases and ROU assets obtained in exchange for operating lease obligations for the three months ended March 31, 2019 were $5.3 million and $1.1 million, respectively. The weighted average remaining term of these leases was approximately 6.1 years and the weighted average discount rate used to measure lease liabilities was approximately 7.6%.

Maturities of lease liabilities were as follows as of March 31, 2019:

Years ending December 31,	Operating Leases
(dollars in thousands)
2019	$17,550
2020	16,720
2021	14,150
2022	10,080
2023	7,500
2024 and thereafter	23,160
Total lease payments	89,160
Less imputed interest	(20,600)
Present value of lease liabilities	$68,560

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Minimum payments for operating leases having initial or remaining non-cancellable lease terms in excess of one year at December 31, 2018 are summarized below:

December 31,	Minimum Payments
(dollars in thousands)
2019	$15,820
2020	14,790
2021	12,590
2022	7,900
2023	4,830
Thereafter	13,090
Total	$69,020

12. Contingencies
During the fourth quarter of 2018, the Company was notified by two OEM customers of potential claims related to product sold by Horizon Europe-Africa arising from potentially faulty components provided by a supplier. The claims resulted from the failure of products not functioning to specifications, but the claims do not allege any damage and only seek replacement of the product. One of the claims has since resulted in a recall campaign while the manner in which the other claim will be resolved is pending. The Company performed an assessment of the facts and circumstances for all asserted and unasserted claims and considered all factors including the Company’s recall insurance. Based on this assessment, the Company determined the probable range of the liability to be between $16.8 million and $20.0 million, with no amount within that range a better estimate than any other amount. As a result, the Company recorded a liability of $16.8 million and an asset of $11.1 million as of March 31, 2019, which resulted in a $4.3 million charge during the three months ended March 31, 2019. The asset recorded represents the amount the Company believes is probable of recovery and has appropriate legal basis for recovery in accordance with its recall insurance policy. The Company cannot give any assurances that the final resolution of the claims, if adverse to the Company, will not have a material adverse effect to our financial position, results of operations or cash flows.
13. Loss per Share
Basic loss per share is computed using net loss attributable to Horizon Global and the number of weighted average shares outstanding. Diluted loss per share is computed using net loss attributable to Horizon Global and the number of weighted average shares outstanding, adjusted to give effect to the assumed exercise of outstanding stock options and warrants, vesting of restricted shares outstanding, and conversion of the Convertible Notes.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table sets forth the reconciliation of the numerator and the denominator of basic loss per share attributable to Horizon Global and diluted loss per share attributable to Horizon Global:

	Three months ended March 31,
	2019	2018
	(dollars in thousands, except share and per share data)
Numerator:
Net loss attributable to Horizon Global	$(25,100)	$(57,510)
Denominator:
Weighted average shares outstanding, basic	25,188,094	24,963,120
Dilutive effect of stock-based awards	—	—
Weighted average shares outstanding, diluted	25,188,094	24,963,120

Basic loss per share attributable to Horizon Global	$(1.00)	$(2.30)
Diluted loss per share attributable to Horizon Global	$(1.00)	$(2.30)
Due to net losses for the three months ended March 31, 2019 and 2018, the effect of certain dilutive securities were excluded from the computation of weighted average diluted shares outstanding as inclusion would have resulted in anti-dilution. A summary of these anti-dilutive common stock equivalents is provided in the table below:

	Three months ended March 31,
	2019	2018
Number of options	82,987	335,358
Exercise price of options	$9.20 - $11.29	$9.20 - $11.29
Restricted stock units	472,627	647,717
Convertible Notes	5,005,000	5,005,000
Convertible Notes warrants	5,005,000	5,005,000
Second Lien Term Loan warrants	3,601,902	—
For purposes of determining diluted loss per share, the Company has elected a policy to assume that the principal portion of the Convertible Notes, as described in Note 8, “Long-term Debt,” is settled in cash and the conversion premium is settled in shares. Therefore, the Company has adopted a policy of calculating the diluted loss per share effect of the Convertible Notes using the treasury stock method. As a result, the dilutive effect of the Convertible Notes is limited to the conversion premium, which is reflected in the calculation of diluted loss per share as if it were a freestanding written call option on the Company’s shares. Using the treasury stock method, the Warrants issued in connection with the issuance of the Convertible Notes are considered to be dilutive when they are in the money relative to the Company’s average common stock price during the period. The Convertible Note Hedges purchased in connection with the issuance of the Convertible Notes are always considered to be anti-dilutive and therefore do not impact the Company’s calculation of diluted loss per share.

14. Equity Awards
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

incentive awards, and certain other awards based on or related to our common stock to Horizon employees and non-employee directors. No more than 4.4 million Horizon common shares may be delivered under the Horizon 2015 Plan.
Stock Options

The following table summarizes Horizon stock option activity from December 31, 2018 to March 31, 2019:

	Number of Stock Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	92,967	$10.40
Granted	—	—
Exercised	—	—
Canceled, forfeited	(28,973)	10.24
Expired	—	—
Outstanding at March 31, 2019	63,994	$10.47	6.3	$—
As of March 31, 2019, the unrecognized compensation cost related to stock options is immaterial. For the three months ended March 31, 2019 and 2018, the stock-based compensation expense recognized by the Company related to stock options was immaterial. There was no aggregate intrinsic value of the outstanding options at March 31, 2019. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.
Restricted Shares
During the first three months of 2019, the Company granted an aggregate of 822,746 restricted stock units and performance stock units to certain key employees. The total grants consisted of: (i) 411,373 time-based restricted stock units that vest on March 19, 2022, and (ii) 411,373 market-based performance stock units that vest on March 19, 2022 (the “2019 PSUs”).
During 2018, the Company granted an aggregate of 477,963 restricted stock units and performance stock units to certain key employees and non-employee directors. The total grants consisted of: (i) 5,680 time-based restricted stock units that vested on July 1, 2018; (ii) 43,799 time-based restricted stock units that vest ratably on (1) March 1, 2019, (2) March 1, 2020 and (3) March 1, 2021; (iii) 101,204 time-based restricted stock units that vest ratably on (1) March 1, 2019, (2) March 1, 2020, (3) March 1, 2021 and (4) March 1, 2022; (iv) 145,003 market-based performance stock units that vest on March 1, 2021 (the “2018 PSUs”); (v) 43,416 time-based restricted stock units that vest on March 1, 2021; (vi) 17,575 time-based restricted stock units that vest on May 8, 2019; (vii) 84,210 time-based restricted stock units that vested on May 15, 2018; (viii) 11,404 time-based restricted stock units that vest on May 15, 2020; (ix) 14,472 time-based restricted stock units that vest on August 1, 2020; (x) 8,400 time-based restricted stock units that vest on October 1, 2020, and (xi) 2,800 time-based restricted stock units that vest on December 3, 2020.
The performance criteria for the market-based performance stock units is based on the Company’s total shareholder return (“TSR”) relative to the TSR of the common stock of a pre-defined industry peer group. For the 2019 PSUs, TSR is measured over a period beginning January 1, 2019 and ending December 31, 2021. For the 2018 PSUs, TSR is measured over a period beginning January 1, 2018 and ending December 31, 2020. TSR is calculated as the Company’s average closing stock price for the 20-trading days at the end of the performance period plus Company dividends, divided by the Company’s average closing stock price for the 20-trading days prior to the start of the performance period. Depending on the performance achieved, the amount of shares earned can vary from 0% of the target award to a maximum of 200% of the target award. The Company estimated the grant-date fair value of the awards subject to a market condition using a Monte Carlo simulation model, using the following weighted-average assumptions: risk-free interest rate of 2.43% and 2.34% for the 2019 PSUs and 2018 PSUs, respectively, and annualized volatility of 84.1% and 37.4% for the 2019 PSUs and 2018 PSUs, respectively. Due to the lack of adequate stock price history of Horizon common stock as of March 31, 2018, the volatility was based on the median of the peer group. In 2019, the Company had sufficient historical data that was used to calculate the volatility. The grant date fair value of the performance stock units were $3.69 and $7.08 for the 2019 PSUs and 2018 PSUs, respectively.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The grant date fair value of restricted stock units is expensed over the vesting period. Restricted stock unit fair values are based on the closing trading price of the Company’s common stock on the date of grant. Changes in the number of restricted shares outstanding for the period ended March 31, 2019 were as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	419,928	$9.75
Granted	822,746	3.35
Vested	(29,293)	11.02
Canceled, forfeited	(67,159)	7.57
Outstanding at March 31, 2019	1,146,222	$4.88
As of March 31, 2019, there was $3.8 million in unrecognized compensation costs related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.6 years.
The Company recognized approximately $0.4 million of stock-based compensation expense related to restricted shares during the three months ended March 31, 2019, and approximately $0.7 million during the three months ended March 31, 2018. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.
15. Temporary and Shareholders’ Equity
Temporary equity
Series A Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock, par value of $0.01 per share. There were 90,667 preferred shares outstanding at March 31, 2019 (consisting of the Series A Preferred Stock), and none at December 31, 2018. The Series A Preferred Stock was issued in connection with the Second Lien Term Loan the Company entered into in March 2019. See Note 8, “Long-term Debt,” for additional information. The Series A Preferred Stock has an 18% cumulative dividend rate per annum and will be canceled and converted into warrants upon receipt of shareholder approval, which is expected to occur at the Company 2019 Annual Meeting of Stockholders currently planned for June 25, 2019. The Series A Preferred Stock is classified as temporary equity until shareholder approval is received.
Shareholders’ Equity
Common Stock
The Company is authorized to issue 400,000,000 shares of common stock, par value of $0.01 per share. At March 31, 2019, there were 25,892,114 shares of common stock issued and 25,205,608 shares of common stock outstanding. At December 31, 2018, there were 25,866,747 shares of common stock issued and 25,180,241 shares of common stock outstanding.
Common Stock Warrants
In connection with the Second Lien Term Loan the Company entered into in March 2019, the Company became obligated to issue 6.25 million detachable warrants to purchase common stock of the Company, which can be exercised on a cashless basis over a five years term with an exercise price of $1.50 per share. 2.65 million warrants will not be issued unless approved by a shareholder vote; therefore, 90,667 shares of Series A Preferred Stock were issued in the interim. See Note 8, “Long-term Debt,” for additional information. In March 2019, warrants to purchase 3,601,902 shares of common stock were issued and remain outstanding as of March 31, 2019.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Accumulated Other Comprehensive Income (“AOCI”)
Changes in AOCI by component, net of tax, for the three months ended March 31, 2019 are summarized as follows:

	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance at January 1, 2019	$1,960	$5,800	$7,760
Net unrealized gains arising during the period (a)	570	1,210	1,780
Less: Net realized gains reclassified to net loss (b)	1,640	—	1,640
Net current-period change	(1,070)	1,210	140
Balance at March 31, 2019	$890	$7,010	$7,900
__________________________
(a) Derivative instruments, net of income tax expense of $0.0 million. See Note 9, “Derivative Instruments,” for further details.
(b) Derivative instruments, net of income tax expense of $0.0 million. See Note 9, “Derivative Instruments,” for further details.
Changes in AOCI by component, net of tax, for the three months ended March 31, 2018 are summarized as follows:

	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance at January 1, 2018	$(390)	$10,400	$10,010
Net unrealized gains (losses) arising during the period (a)	(760)	3,150	2,390
Less: Net realized losses reclassified to net loss (b)	(2,290)	—	(2,290)
Net current-period change	1,530	3,150	4,680
Balance at March 31, 2018	$1,140	$13,550	$14,690
__________________________
(a) Derivative instruments, net of income tax benefit of $0.6 million. See Note 9, “Derivative Instruments,” for further details.
(b) Derivative instruments, net of income tax benefit of $0.7 million. See Note 9, “Derivative Instruments,” for further details.
16. Segment Information
The Company groups its business into operating segments by the region in which sales and manufacturing efforts are focused, which are grouped on the basis of similar product, market and operating factors. Each operating segment has discrete financial information evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance. The Company reports the results of its business in three operating segments: Horizon Americas, Horizon Europe-Africa, and Horizon Asia-Pacific. Horizon Americas is comprised of the Company’s North American and South American operations. Horizon Europe-Africa is comprised of the European and South African operations, while Horizon Asia-Pacific is comprised of the Australia, Thailand, and New Zealand operations. See below for further information regarding the types of products and services provided within each operating segment.
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
Horizon Europe‑Africa - With a product offering similar to Horizon Americas, Horizon Europe-Africa focuses its sales and manufacturing efforts in the Europe and Africa regions of the world.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Horizon Asia‑Pacific - With a product offering similar to Horizon Americas, Horizon Asia-Pacific focuses its sales and manufacturing efforts in the Asia-Pacific region of the world.
Segment activity is as follows:

	Three months ended March 31,
	2019	2018
	(dollars in thousands)
Net Sales
Horizon Americas	$95,500	$96,220
Horizon Europe-Africa	82,170	87,060
Horizon Asia-Pacific	31,990	33,530
Total	$209,660	$216,810
Operating Profit (Loss)
Horizon Americas	$(1,500)	$(5,110)
Horizon Europe-Africa	(3,190)	(45,090)
Horizon Asia-Pacific	5,380	4,390
Corporate	(8,680)	(7,460)
Total	$(7,990)	$(53,270)
17. Income Taxes
At the end of each interim reporting period, the Company makes an estimate of the annual effective income tax rate. Tax items included in the annual effective income tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective income tax rate for that quarter. Effective tax rates vary from period to period as separate calculations are performed for those countries where the Company's operations are profitable and whose results continue to be tax-effected and for those countries where full deferred tax valuation allowances exist and are maintained. In determining the estimated annual effective tax rate, the Company analyzes various factors, including but not limited to, forecasts of projected annual earnings, taxing jurisdictions in which the pretax income and/or pretax losses will be generated, available tax planning strategies and estimated domestic tax impacts attributable to the 2017 Tax Cuts and Jobs Act (the “Tax Act”).
For the three months ended March 31, 2019 and 2018, the effective income tax rate was (4.4)% and 4.3%, respectively. The lower 2019 effective tax rate is attributable to the valuation allowance recorded in the U.S. at year end 2018, which resulted in no income tax benefit recognized for jurisdictional pretax losses.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis. In completing this evaluation, the Company considers all available evidence in order to determine whether, based on the weight of the evidence, a valuation allowance is necessary. Full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries will be maintained until sufficient positive evidence exists to reduce or eliminate them. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include, but are not limited to, recent historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences, tax planning strategies and projected future impacts attributable to the Tax Act. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. As of March 31, 2019, the Company believes that it is more likely than not that the recorded deferred tax assets will be realized. The Company has recently experienced pre-tax losses. If the Company continues to experience losses, management may determine a valuation allowance against certain of its deferred tax assets is necessary.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

18. Other Expense, Net

Other expense, net consists of the following components:

	Three months ended March 31,
	2019	2018
	(dollars in thousands)
Loss on sale of business	$3,630	$—
Foreign currency (gain) / loss	1,330	(680)
Customer pay discounts	510	280
Accretion arising from lease recovery	40	70
Brazil acquisition indemnification asset	—	800
Brink acquisition ticking fee	—	630
Other	100	20
Total	$5,610	$1,120

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition contains forward-looking statements regarding industry outlook and our expectations regarding the performance of our business. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under the heading “Forward-Looking Statements,” at the beginning of this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the Company’s reports on file with the Securities and Exchange Commission, as well as our Annual Report on Form 10-K for the year ended December 31, 2018 (See Item 1A. Risk Factors).
Overview
Horizon Global Corporation (“Horizon,” “Horizon Global,” “we,” or the “Company”), headquartered in Troy, Michigan, is a leading designer, manufacturer and distributor of a wide variety of high-quality, custom-engineered towing, trailering, cargo management and other related accessory products on a global basis, primarily serving the automotive aftermarket, retail and original equipment manufacturers (“OEMs”) and original equipment servicers (“OESs”) (collectively, “OEs”) channels. The Company supports its customers within the agricultural, automotive, construction, horse/livestock, industrial, marine, military, recreational, trailer and utility markets primarily through a regional service model.
Horizon Global reports its business in three operating segments: Horizon Americas, Horizon Europe-Africa and Horizon Asia-Pacific. See Note 16, Segment Information included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” within this quarterly report on Form 10-Q for further description of the Company’s operating segments.
Critical factors affecting our ability to succeed include: our ability to realize the expected economic benefits of the changes made to our manufacturing and distribution footprint and management team during 2018 and 2019; our ability to quickly and cost-effectively introduce new products; our ability to continue to integrate acquired companies or products that have historically supplemented existing product lines, add new distribution channels and expand our geographic coverage and realize desired operating efficiencies; and our ability to manage our cost structure more efficiently via supply base management, internal sourcing and/or purchasing of materials, selective outsourcing and/or purchasing of support functions, working capital management, and leverage of our administrative functions. If we are unable to do any of the foregoing successfully, our financial condition and results of operations could be materially and adversely impacted.
We report shipping and handling expenses associated with Horizon Americas’ distribution network as an element of selling, general and administrative expenses in our consolidated statements of operations. As such, gross margins for Horizon Americas may not be comparable to those of Horizon Europe-Africa and Horizon Asia-Pacific, which primarily rely on third-party distributors, for which all costs are included in cost of sales.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our operating segments for the three months ended March 31, 2019 (“Q1 2019”) and 2018 (“Q1 2018”):

	Three months ended March 31,				Change
	2019	As a Percentage of Net Sales	2018	As a Percentage of Net Sales	$	%
	(dollars in thousands)
Net Sales
Horizon Americas	$95,500	45.5%	$96,220	44.4%	$(720)	(0.7%)
Horizon Europe-Africa	82,170	39.2%	87,060	40.2%	(4,890)	(5.6%)
Horizon Asia-Pacific	31,990	15.3%	33,530	15.5%	(1,540)	(4.6%)
Total	$209,660	100.0%	$216,810	100.0%	$(7,150)	(3.3%)
Gross Profit
Horizon Americas	$17,910	18.8%	$19,050	19.8%	$(1,140)	(6.0%)
Horizon Europe-Africa	5,650	6.9%	11,430	13.1%	(5,780)	(50.6%)
Horizon Asia-Pacific	8,520	26.6%	7,970	23.8%	550	6.9%
Total	$32,080	15.3%	$38,450	17.7%	$(6,370)	(16.6%)
Selling, General and Administrative Expenses
Horizon Americas	$19,410	20.3%	$24,160	25.1%	$(4,750)	(19.7%)
Horizon Europe-Africa	10,280	12.5%	13,090	15.0%	(2,810)	(21.5%)
Horizon Asia-Pacific	3,160	9.9%	3,580	10.7%	(420)	(11.7%)
Corporate(1)	8,680	4.1%	7,460	3.4%	1,220	16.4%
Total	$41,530	19.8%	$48,290	22.3%	$(6,760)	(14.0%)
Operating Profit (Loss)
Horizon Americas	$(1,500)	(1.6)%	$(5,110)	(5.3)%	$3,610	(70.6%)
Horizon Europe-Africa	(3,190)	(3.9)%	(45,090)	(51.8)%	41,900	(92.9%)
Horizon Asia-Pacific	5,380	16.8%	4,390	13.1%	990	22.6%
Corporate(1)	(8,680)	(4.1)%	(7,460)	(3.4)%	(1,220)	16.4%
Total	$(7,990)	(3.8)%	$(53,270)	(24.6)%	$45,280	(85.0%)
(1) Corporate calculated as a percentage of total net sales.

Results of Operations Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Consolidated net sales decreased $7.2 million, or 3.3%, to $209.7 million in Q1 2019, as compared with $216.8 million in Q1 2018. As noted in the following segment results discussions, revenue decreased in all operating segments compared to the prior-year period. The decrease in net sales of $4.9 million in Horizon Europe-Africa and $1.5 million in Horizon Asia-Pacific were attributable to $7.2 million and $2.4 million of unfavorable currency translation in Horizon Europe-Africa and Horizon Asia-Pacific, respectively, reflecting the strengthening of the U.S. dollar against several currencies, primarily the Euro and Australian dollar. After adjusting for currency translation impacts, Horizon Americas sales were down primarily attributable to lower volumes in the retail and aftermarket sales channels, offset by higher OEM volumes in Horizon Europe-Africa and Horizon Asia-Pacific.
Gross profit margin (gross profit as a percentage of net sales) was 15.3% and 17.7% for Q1 2019 and Q1 2018, respectively. As noted in the following segment results discussions, negatively impacting gross profit margin were lower gross profit in Horizon Americas and Horizon Europe-Africa, primarily related to unfavorable input costs, driven by increased commodity and freight costs, as well as a shift in revenue mix from higher margin retail and aftermarket sales to lower margin OEM sales. Partially offsetting the margin decreases were increases in gross profit margin in Horizon Asia-Pacific primarily related to manufacturing efficiencies and operational cost savings.
Operating margin (operating profit (loss) as a percentage of net sales) was (3.8)% and (24.6)% in Q1 2019 and Q1 2018, respectively. Operating loss improved by $45.3 million to an operating loss of $8.0 million in Q1 2019, from an operating loss of $53.3 million in Q1 2018, primarily attributable to a prior-year period goodwill impairment charge of approximately $43.4 million in Horizon Europe-Africa, partially offset by a $4.3 million product warranty charge. In addition, selling, general and administrative (“SG&A”) expenses decreased $6.7 million lower due to realized savings from prior-year restructuring and business rationalization projects.
Other expense, net increased $4.5 million to $5.6 million in Q1 2019, as compared to $1.1 million in 2018, primarily attributable to a $3.6 million loss on sale related to the Company’s sale of certain non-automotive business assets in Europe-Africa, as well as a $1.3 million unfavorable change in net foreign currency (gain) loss.
Interest expense increased $4.9 million to $10.9 million in Q1 2019, compared to $6.0 million in Q1 2018. As a result of its Q1 2019 debt amendments and new financing, the Company recorded a $3.0 million charge to interest expense related to the expensing of prior capitalized debt fees. In addition, interest expense increased because of $50.0 million of additional borrowings on our term loan in July 2018, $51.0 million of additional borrowings on a second term loan in March 2019, as well as an increase in LIBOR, which impacts the Company’s floating rate indebtedness.
The effective income tax rate for Q1 2019 and 2018 was (4.4)% and 4.3%, respectively. The lower effective income tax rate in Q1 2019 is driven by a decrease in tax benefits related to the year-end 2018 recognition of certain jurisdictional valuation allowances including the U.S., offset by certain aspects of U.S. tax reform, resulting in estimated 2019 tax expense.
Net loss attributable to Horizon Global was $25.1 million in Q1 2019, an improvement of $32.4 million, from a net loss of $57.5 million in Q1 2018. The decrease in net loss was the result of a $45.3 million decrease in operating loss, partially offset by the higher other expense, net and interest expense.
See below for a discussion of operating results by segment.

Horizon Americas.
Net sales by sales channel, in thousands, for Horizon Americas during the three months ended March 31, 2019 and 2018 are as follows:

	Three months ended March 31,		Change
	2019	2018	$	%
Net Sales
Automotive OEM	$20,240	$20,050	$190	0.9%
Automotive OES	1,610	870	740	85.1%
Aftermarket	24,150	26,520	(2,370)	(8.9)%
Retail	28,430	32,150	(3,720)	(11.6)%
Industrial	9,280	10,220	(940)	(9.2)%
E-commerce	11,790	6,020	5,770	95.8%
Other	—	390	(390)	N/A
Total	$95,500	$96,220	$(720)	(0.7)%
Net sales decreased 0.7% in Q1 2019, compared to Q1 2018. Net sales in the retail and aftermarket channels decreased 11.6% and 8.9%, respectively, due to lower shipping volumes attributable to a weather related slow start to the U.S. selling season, which was offset by a 95.8% increase in E-commerce sales as a result of large bulk replenishment orders from a few significant customers within the channel. In total, net sales decreased as a result of $1.3 million of lower sales volumes and $1.2 million of increased sales returns and allowances, partially offset by $1.9 million of current year pricing increases. The price increases were implemented to offset increased steel and other material costs and higher import tariffs, which took effect during 2018.
Horizon Americas’ gross profit decreased $1.1 million to $17.9 million, or 18.8% of net sales, in Q1 2019, from $19.1 million, or 19.8% of net sales, in Q1 2018. The decrease in gross profit margin reflects the changes in sales detailed above. In addition, gross profit was impacted by the following:

–	$3.0 million unfavorable manufacturing variances and absorption; and

–	$2.6 million unfavorable input costs primarily related to higher commodity and freight costs; partially offset by

–	$1.8 million of additional costs incurred in the prior year related to restructuring and footprint rationalization projects primarily related to the distribution center move to Kansas City; and

–	$1.0 million cost savings from business reorganization projects.
SG&A expenses decreased $4.8 million to $19.4 million, or 20.3% of net sales, in Q1 2019, as compared to $24.2 million, or 25.1% of net sales, in Q1 2018. The decrease in SG&A expenses was attributable to the following:

–	$2.5 million benefit related to the synergies and cost savings from prior year organizational restructuring efforts;

–	$1.4 million of additional costs incurred in the prior year related to restructuring and footprint rationalization projects primarily relate to the distribution center move to Kansas City;

–	$1.1 million reduction in professional fees; and

–	$0.5 million reduction in advertising and marketing expenses.
Horizon Americas’ operating loss decreased $3.6 million to $1.5 million, or (1.6)% of net sales, in Q1 2019, compared to an operating loss of $5.1 million, or (5.3)% of net sales, in Q1 2018. Operating loss decreased and operating profit margin increased primarily due to the cost savings realized from the impacts of prior year business reorganization projects and ongoing operational improvement projects, partially offset by the decrease in gross profit previously discussed.

Horizon Europe-Africa.
Net sales by sales channel, in thousands, for Horizon Europe-Africa during the three months ended March 31, 2019 and 2018 are as follows:

	Three months ended March 31,		Change
	2019	2018	$	%
Net Sales
Automotive OEM	$48,920	$46,920	$2,000	4.3%
Automotive OES	13,290	14,490	(1,200)	(8.3)%
Aftermarket	16,290	20,790	(4,500)	(21.6)%
Industrial	700	—	700	N/A
E-commerce	530	1,320	(790)	(59.8)%
Other	2,440	3,540	(1,100)	(31.1)%
Total	$82,170	$87,060	$(4,890)	(5.6)%
Net sales decreased by $4.9 million, or 5.6%, to $82.2 million in Q1 2019, compared to $87.1 million in Q1 2018. Net sales were impacted by $7.2 million of unfavorable foreign currency translation, primarily driven by the weakening of the euro in relation to the U.S. dollar. After adjusting for currency translation impacts, Horizon Europe-Africa net sales were up $2.3 million primarily related to a $6.3 million increase in the OEM channel because of higher volumes from existing programs. The increase was partially offset by a $3.0 million decrease in aftermarket channel sales due to lower demand for our European brands in the marketplace coupled with a $1.0 million decrease related to the Company’s divestiture of a non-automotive business during Q1 2019.
Horizon Europe-Africa’s gross profit decreased by $5.8 million to $5.7 million, or 6.9% of net sales, in Q1 2019, from $11.4 million, or 13.1% of net sales, in Q1 2018. The decrease in gross profit margin reflects the changes in sales detailed above. In addition, gross profit was impacted by the following:

–	$4.3 million charge related to potential claims from product sold by Horizon Europe-Africa arising from potentially faulty components provided by a supplier;

–	$0.6 million unfavorable input costs primarily related to higher commodity and freight costs;

–	$0.5 million unfavorable currency exchange due to the weakening of the euro in relation to the U.S. dollar; and

–	Unfavorable product mix favoring the lower margin percentage yielding OEM channel.
SG&A expenses decreased by $2.8 million to $10.3 million, or 12.5% of net sales, in Q1 2019, as compared to $13.1 million, or 15.0% of net sales, in Q1 2018. The decrease in SG&A expenses was attributable to the following:

–
$1.2 million of additional costs incurred in the prior-year period related to restructuring and footprint rationalization projects primarily related to the shift in production to our Braşov, Romania production facility;

–	$1.0 million reduction in personnel costs; and

–	$0.9 million favorable currency exchange due to the weakening of the euro in relation to the U.S. dollar; partially offset by

–	$0.5 million increase in legal and other professional fees year over year.
Horizon Europe-Africa’s operating loss decreased by $41.9 million to an operating loss of $3.2 million, or (3.9%) of net sales, in Q1 2019, as compared to an operating loss of $45.1 million, or (51.8)% of net sales, in Q1 2018, as a result of the operating performance discussed above. In addition, operating loss was impacted by the following:

–	$43.4 million goodwill impairment charge recorded in Q1 2018;

–	$1.4 million gain on the sale of the former Witter production facility in the United Kingdom; and

–	$0.3 million unfavorable currency exchange due to the weakening of the euro in relation to the U.S. dollar.

Horizon Asia-Pacific.
Net sales by sales channel, in thousands, for Horizon Asia-Pacific during the three months ended March 31, 2019 and 2018 are as follows:

	Three months ended March 31,		Change
	2019	2018	$	%
Net Sales
Automotive OEM	$6,760	$6,630	$130	2.0%
Automotive OES	13,220	13,420	(200)	(1.5)%
Aftermarket	5,750	6,880	(1,130)	(16.4)%
Retail	2,720	3,010	(290)	(9.6)%
Industrial	3,540	3,580	(40)	(1.1)%
Other	—	10	(10)	N/A
Total	$31,990	$33,530	$(1,540)	(4.6)%
Net sales decreased by $1.5 million, or 4.6%, to $32.0 million in Q1 2019, compared to $33.5 million in Q1 2018. The decrease is primarily due to unfavorable foreign currency translation of $2.4 million primarily related to the weakening of the Australian dollar in relation to the U.S. dollar, partially offset by $0.8 million from OEM volume increases from higher demand on existing programs.
Horizon Asia-Pacific’s gross profit increased by $0.6 million to $8.5 million, or 26.6% of net sales, in Q1 2019, from $8.0 million, or 23.8% of net sales, in Q1 2018. The increase in gross profit margin reflects a $0.4 million increase from sales volume detailed above. In addition, gross profit was impacted by the following:

–	$0.5 million favorable manufacturing cost savings from implemented operational efficiency projects; and

–	$0.3 million favorable pricing and cost savings; partially offset by

–	$0.6 million unfavorable currency exchange due to the weakening of the Australian dollar in relation to the U.S. dollar.
SG&A expenses decreased by $0.4 million to $3.2 million, or 9.9% of net sales, in Q1 2019, as compared to $3.6 million, or 10.7% of net sales, in Q1 2018. The decrease in SG&A expenses was primarily attributable to $0.3 million favorable currency exchange due to the weakening of the Australian dollar in relation to the U.S. dollar.
Horizon Asia-Pacific’s operating profit increased by $1.0 million to $5.4 million, or 16.8% of net sales, in Q1 2019, as compared to $4.4 million, or 13.1% of net sales in Q1 2018. The increase is related to the gross profit volumes and operational efficiencies and SG&A decrease detailed above, partially offset by $0.3 million of unfavorable foreign currency translation.
Corporate Expenses.   Corporate expenses included in operating loss increased $1.2 million to $8.7 million in Q1 2019, as compared to $7.5 million in Q1 2018, primarily attributable to additional professional services expense of $1.2 million related to the Company new debt issuance and amendments entered into during Q1 2019.

Liquidity and Capital Resources
Our capital and working capital requirements are funded through a combination of cash flows from operations, cash on hand and various borrowings and factoring arrangements described below, including our asset-based revolving credit facility (“ABL Facility”). We utilize intercompany loans and equity contributions to fund our worldwide operations. See Note 8, “Long-term Debt” included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” within this quarterly report on Form 10-Q. As of March 31, 2019 and December 31, 2018, there was $19.1 million and $26.1 million, respectively, of cash held at foreign subsidiaries. There may be country specific regulations that may restrict or result in increased costs in the repatriation of these funds.
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
In 2018, the Company experienced a combination of increased distribution costs and constrained shipments from the Americas distribution network primarily resulting from the start-up of its new Kansas City, Kansas aftermarket and retail distribution center. Due to these factors, as well as costs associated with remediating these factors, during Q1 2019, the Company entered into a Senior Term Loan Agreement (“Bridge Loan”) of $10.0 million and a Second Lien Term Loan (“Second Lien Term Loan”) of $51.0 million to repay the Bridge Loan, and amended the First Lien Term Loan (“Sixth Term Amendment”) to amend certain financial covenants to provide for relief based on the Company’s 2018 and 2019 budget and make certain other affirmative and negative covenants more restrictive. Because of the Sixth Term Amendment, the Company is in compliance with all of its financial covenants as of March 31, 2019. Refer to Item 1, “Condensed Consolidated Financial Statements,” included within this Quarterly Report on Form 10-Q for additional information
Cash Flows - Operating Activities
Net cash used for operating activities during Q1 2019 and Q1 2018 was approximately $40.4 million, and $30.2 million, respectively. During Q1 2019, the Company used $9.9 million in cash flows, based on the reported net loss of $25.6 million and after considering the effects of non-cash items related to gains and losses on dispositions of property and equipment, depreciation, amortization of intangible assets, stock compensation, changes in deferred income taxes, amortization of original issuance discount and debt issuance costs, and other, net. During Q1 2018, the Company generated $6.9 million based on the reported net loss of $57.8 million and after considering the effects of similar non-cash items and goodwill impairment.
Changes in operating assets and liabilities used approximately $30.6 million and $23.3 million of cash during Q1 2019 and 2018, respectively. Increases in accounts receivable resulted in a net use of cash of $25.0 million and $20.2 million during Q1 2019 and 2018, respectively. The increase in accounts receivable for both periods is a result of the higher sales activity during the first quarter compared to the fourth quarter due to the seasonality of the business.
Changes in inventory resulted in a use of cash of approximately $7.8 million and $5.4 million during Q1 2019 and 2018. The increase in inventory during Q1 2019 and 2018 was due to seasonal activity as we build inventory moving into the typically strong second quarter selling season.
Changes in accounts payable and accrued liabilities resulted in a source of cash of approximately $4.8 million and $2.0 million during Q1 2019 and 2018. The source of cash for Q1 2019 and 2018 is primarily related to the timing of purchases within the quarter.
Cash Flows - Investing Activities
Net cash provided by investing activities during Q1 2019 was approximately $4.4 million and a use of cash of approximately $4.1 million during Q1 2018. During the Q1 2019, net proceeds from the sale of certain non-automotive business assets, including the trade name, that operated using the Terwa brand were approximately $5.0 million. During Q1, 2018, we incurred approximately $4.2 million in capital expenditures on growth, capacity and productivity-related projects, primarily within the Westfalia Group.

Cash Flows - Financing Activities
Net cash provided by financing activities was approximately $33.2 million and $30.3 million during the Q1 2019 and 2018, respectively. During Q1 2019, net proceeds from borrowings on our Second Lien Term Loan were $35.5 million, net of issuance costs; net borrowings from our ABL Facility totaled $17.9 million, while we used cash of $7.5 million for repayments and debt issuance costs to amend our First Lien Term Loan. During Q1 2018, net borrowings from our ABL Facility totaled $30.0 million. During Q1 2018, we used cash of approximately $2.0 million repayments on our First Lien Term Loan.
Factoring Arrangements
We have factoring arrangements with financial institutions to sell certain accounts receivable under non-recourse agreements. Total receivables sold during the year under the factoring arrangements were approximately $65.0 million and $66.2 million as of March 31, 2019 and 2018, respectively. We utilize factoring arrangements as part of our financing for working capital. The costs of participating in these arrangements are immaterial to our results.
Our Debt and Other Commitments
In March 2019, the Company entered into the Sixth Term Amendment to permit the Company to enter into the Second Lien Term Loan Agreement, amend certain financial covenants to provide for relief based on the Company’s 2018 and 2019 budget, and make certain other affirmative and negative covenants more restrictive.

In March 2019, the Company entered into the Second Lien Term Loan Agreement that provides for a term loan facility in the aggregate principal amount of $51.0 million and matures on September 30, 2021. The interest on the Second Lien Term Loan may be paid, at the Company’s election, in cash, at the customary eurocurrency rate plus a margin of 10.50% per annum, or in-kind, at the customary eurocurrency rate plus a margin of 11.50%. The Second Lien Term Loan Agreement is subject to various affirmative and negative covenants including a secured net leverage ratio tested quarterly, commencing with the fiscal quarter ending on December 31, 2019, which shall not exceed (x) 6.75 to 1.00 as of the last day of any fiscal quarter ending on or prior to June 30, 2020 and (y) 5.25 to 1.00 as of the last day of any fiscal quarter ending on or after September 30, 2020.
We and certain of our subsidiaries are party to the ABL Facility, an asset-based revolving credit facility, that provides for $90.0 million of funding on a revolving basis, subject to borrowing base availability. The ABL Facility matures in June 2020 and bears interest on outstanding balances at variable rates as outlined in the agreement.
As of March 31, 2019, approximately $45.0 million was outstanding on the ABL Facility bearing interest at a weighted average rate of 6.3% and $187.9 million was outstanding on the First Lien Term Loan bearing interest at 8.50%. The Company had $29.0 million in availability under the ABL Facility as of March 31, 2019.
The agreements governing the ABL Facility contain various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including restrictions on incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The ABL Facility does not include any financial maintenance covenants other than a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing twelve-month basis, which will be tested only upon the occurrence of an event of default or certain other conditions as specified in the agreement.
The Sixth Term Amendment eliminated the prior net leverage covenant ratio in the First Lien Term Loan and replaced it with a first lien leverage covenant starting with the 12-month period ending September 2019 as follows:
September 30, 2019: 8.25:1.00
December 31, 2019: 6.25:1.00
March 31, 2020: 5.50:1.00
June 30, 2020: 5.00:1.00
September 30, 2020 and each fiscal quarter ending thereafter: 4.75:1.00
The Sixth Term Amendment also added a fixed charge coverage covenant starting with fiscal quarter ending March 31, 2020, a minimum liquidity covenant of $15.0 million starting March 31, 2019, and a maximum capital expenditure covenant of $15.0 million for 2019 and $25.0 million annually thereafter. The interest rate on the First Lien Term Loan Agreement is also amended to add 3.0% paid in kind interest in addition to the existing cash pay interest.
We are subject to variable interest rates on our First Lien Term Loan and ABL Facility. At March 31, 2019, one-Month LIBOR and three-Month LIBOR approximated 2.49% and 2.60%, respectively.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases and rent expense related thereto for Q1 2019 approximated $5.3 million. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.
On May 7, 2019, the Company entered into the Seventh Amendment to Credit Agreement (the “Seventh Term Amendment”) to amend the First Lien Term Loan Agreement, which extended its $100.0 million prepayment requirement from on or before March 31, 2020, to on or before May 15, 2020.
As a result of the modifications of the ABL Facility and the First Lien Term Loan, the additional liquidity from the Second Lien Term Loan, as well as the current forecast through June 2020, the Company believes it has sufficient liquidity to operate its business. In addition to meeting its working capital needs, the Sixth Term Amendment requires the Company to raise a minimum of $100.0 million through a combination of asset sales, junior debt, or equity raise to make a contractually obligated prepayment of the First Lien Term Loan on or before May 15, 2020. We are currently evaluating all strategic alternatives related to the options to raise the funds necessary to comply with this contractual prepayment obligation. In conjunction with evaluating all strategic alternatives, the Company has created a board of directors’ subcommittee to oversee the fund raising process and engaged an investment banker to assess management’s fund raising alternatives. If we cannot generate the required cash, we may not be able to make the necessary payments required under our debt as of May 15, 2020, which would result in an event of default. Such a default, if not cured, would allow the lenders to accelerate the maturity of the debt, making it due and payable at that time.
The Company is in compliance with all of its financial covenants for the period ending March 31, 2019.
Refer to Note 8, “Long-term Debt,” in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this quarterly report on Form 10-Q for additional information.
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor’s and Moody’s. On March 26, 2019, Moody’s issued a rating of Caa2 for our $210 million senior secured term loan and a rating of Caa3 for our corporate family rating. Moody’s also assigned the Company a negative outlook. On March 21, 2019, Standard & Poor’s issued a rating of CCC for our $210 million senior secured term loan, a rating of CCC for our corporate credit rating and a rating of CCC- for our Convertible Notes. Standard & Poor’s also assigned the Company a negative outlook.
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
We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of March 31, 2019, we were party to forward contracts and cross currency swaps, to hedge changes in foreign currency exchange rates, with notional amounts of approximately $21.9 million and $2.8 million, respectively. See Note 9, “Derivative Instruments,” included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” within this quarterly report on Form 10-Q.
We are also subject to interest risk as it relates to our long-term debt. We may in the future use interest rate swap agreements to fix the variable portion of our debt to manage this risk.
Outlook
Our global business remains susceptible to economic conditions that could adversely affect our results. In the near-term, the economies that most significantly affect our demand, including the United States, European Union, and Australia, are expected to continue to grow. We have been impacted by recently enacted tariffs on imports from China that continued in Q1 2019, but have generally been able to recover these incremental costs through pricing actions. The impact of potential increases in these tariffs during 2019 is uncertain. If geopolitical tensions, particularly in East Asia, escalate, it may affect global consumer sentiment affecting the expected economic growth in the near term. We face some slowing of the U.K. aftermarket due to the uncertainty surrounding Brexit.
Due to its historical performance and liquidity needs, during Q1 2019, the Company entered into the Bridge Loan of $10.0 million and the Second Lien Term Loan of $51.0 million to repay the Bridge Loan and entered into the Sixth Term Amendment to amend certain financial covenants to provide for relief based on the Company’s 2018 and 2019 budget and make certain other affirmative and negative covenants more restrictive. In spite of this new financing and amendments to our existing agreements, we remain focused on maintaining liquidity to fund our operations during the year.
The Company is in compliance with all of its financial covenants as of March 31, 2019. Refer to Item 1, “Condensed Consolidated Financial Statements,” included within this Quarterly Report on Form 10-Q for additional information.
Over the past year, the Company has undergone significant effort to advance its turnaround via the action plan and other restructuring and business rationalization projects, primarily in the Americas and Europe-Africa. We generated higher operating profitability across all operating segments, despite experiencing a somewhat slower start to the selling season. The management changes and business rationalization has allowed us to begin to operate more efficiently. We believe the turnaround is substantially complete with respect to the Americas segment, have the right set of products and are poised to effectively meet demand during the 2019 peak summer season.
While we expect the new leadership in Europe-Africa to enhance the focus on operational improvements, progress is expected to take longer to realize in this segment. We will continue to move forward other initiatives to further improve operating efficiency and increase profitability. In the short-term, the costs associated with executing these initiatives, including severance, unrecoverable lease obligations, professional service fees and other incurred costs, may continue to affect our results and cash flows.
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
Our strategic priorities are to stabilize the operations in the near term and improve margins, reduce our leverage, and drive top line growth. We believe those strategic priorities can be realized during 2019.
Impact of New Accounting Standards
See Note 2, “New Accounting Pronouncements,” included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” within this quarterly report on Form 10-Q.
Critical Accounting Policies
Our financial statements are prepared in accordance with accounting principles generally accepted within the United States of Americas (“U.S. GAAP”). Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates that affect both the amounts and timing of the recording of assets, liabilities, net sales and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, our evaluation of business and macroeconomic trends, and information from other outside sources, as appropriate.
During the first quarter of 2019, the Company adopted the U.S. GAAP provisions of Accounting Standards Codification (“ASC”) 842, “Leases” (“ASC 842”). Refer to Note 2, “New Accounting Pronouncements” and Note 11, “Leases” in Part I, Item 1, “Notes to the Condensed Consolidated Financial Statements,” included within this quarterly report on Form 10-Q, related to the impact of the adoption on the Company’s financial statements and accounting policies.
Except for accounting policies related to our adoption of ASC 842 in 2019, there were no material changes to the items that we disclosed as our critical accounting policies in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
We conduct business in various locations throughout the world and are subject to market risk due to changes in the value of foreign currencies. The functional currencies of our foreign subsidiaries are primarily the local currency in the country of domicile. We manage these operating activities at the local level and revenues and costs are generally denominated in local currencies; however, results of operations and assets and liabilities reported in U.S. dollars will fluctuate with changes in exchange rates between the local currencies and the U.S. dollar. A 10% change in average exchange rates versus the U.S. dollar would have resulted in an approximate $11.6 million and $12.3 million change to our net sales for the three months ended March 31, 2019 and 2018, respectively.
We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding balances under our First Lien Term Loan, at the Company’s election, bear interest at variable rates based on a margin over defined LIBOR. Based on the amount outstanding on the First Lien Term Loan as of March 31, 2019 and 2018, a 100 basis point change in LIBOR would result in an approximate $1.9 million and $1.5 million, respectively, to our annual interest expense.

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
Evaluation of disclosure controls and procedures
As of March 31, 2019, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company’s disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
Beginning January 1, 2019, the Company implemented Accounting Standards Update 2016-02, “Leases (Topic 842)”. Topic 842 had a material impact on the right-of-use assets and corresponding lease liabilities recognized on the Company’s condensed consolidated balance sheets. The Company did modify and add new controls designed to address risks associated with recognizing leases under the new standard. The Company has therefore augmented internal control over financial reporting as follows:

▪	enhanced the risk assessment process to take into account risks associated with the new lease standard; and

▪	added controls that address risks associated with the evaluation of all leases for balance sheet recognition, including the revision of the Company’s lease contract review controls.
There were no other changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
We are subject to claims and litigation in the ordinary course of business, but we do not believe that any such claim or litigation is likely to have a material adverse effect on our financial position, results of operations, or cash flows. For additional information regarding legal proceedings, refer to Note 12, “Contingencies,” included in Item 8, “Financial Statements and Supplementary Data,” within this quarterly report on Form 10-Q.
Item 1A.    Risk Factors
A discussion of our risk factors can be found in the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. There have been no significant changes in our risk factors as disclosed in our 2018 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s purchases of its shares of common stock during the first quarter of 2019 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)
Jan 1 - 31, 2019	—		—	813,494
February 1 - 28, 2019	—		—	813,494
March 1 - 31, 2019	—		—	813,494
Total	—		—
__________________________
(a) The Company has a share repurchase program that was announced in May 2017 to purchase up to 1.5 million shares of the Company’s common stock. At the end of the first quarter of 2019, 813,494 shares of common stock remains to be purchased under this program. The share repurchase program expires on May 5, 2020.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
On May 7, 2019, the Company entered into the Seventh Term Amendment to amend the First Lien Term Loan Agreement, which extended its $100.0 million prepayment requirement from on or before March 31, 2020, to on or before May 15, 2020.

Item 6.    Exhibits.
Exhibits Index:

3.1(a)	Amended and Restated Certificate of Incorporation of Horizon Global Corporation, as amended.
3.2(b)	Amended and Restated By-laws of Horizon Global Corporation.
3.3(c)	Series A Preferred Stock Certificate of Designations.
4.1(c)	Form of Warrant.
4.2(c)	Form of Warrant (Relating to Series A Preferred Stock).
10.1
Fifth Amendment to Credit Agreement, dated as of February 20, 2019, to the Term Loan Credit Agreement, dated as of June 30, 2015, by and among Horizon Global Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.2
Fourth Amendment to Amended and Restated Loan Agreement and Omnibus Amendment, dated as of February 20, 2019 to the Amended and Restated Loan Agreement dated as of December 22, 2015, by and among Horizon Global Corporation, Horizon Global Americas Inc., Cequent UK Limited, Cequent Towing Products of Canada Ltd., the other parties thereto, the lenders party thereto and Bank of America, N.A., as administrative agent.

10.3
Credit Agreement dated as of February 20, 2019, by and among Horizon Global Corporation, the other parties thereto, the lenders party thereto and Cortland Capital Markets Services LLC, as administrative agent and collateral agent.

10.4
First Amendment to Credit Agreement, dated as of February 26, 2019, to Credit Agreement dated as of February 20, 2019, by and among Horizon Global Corporation, the other parties thereto, the lenders party thereto and Cortland Capital Markets Services LLC, as administrative agent and collateral agent.

10.5
Fifth Amendment to Amended and Restated Loan Agreement and Omnibus Amendment, dated as of February 26, 2019 to the Amended and Restated Loan Agreement dated as of December 22, 2015, by and among Horizon Global Corporation, Horizon Global Americas Inc., Cequent UK Limited, Cequent Towing Products of Canada Ltd., the other parties thereto, the lenders party thereto and Bank of America, N.A., as administrative agent.

10.6
Second Amendment to Credit Agreement, dated as of March 7, 2019, to Credit Agreement dated as of February 20, 2019, by and among Horizon Global Corporation, the other parties thereto, the lenders party thereto and Cortland Capital Markets Services LLC, as administrative agent and collateral agent.

10.7
Sixth Amendment to Amended and Restated Loan Agreement, dated as of March 7, 2019 to the Amended and Restated Loan Agreement dated as of December 22, 2015, by and among Horizon Global Corporation, Horizon Global Americas Inc., Cequent UK Limited, Cequent Towing Products of Canada Ltd., the other parties thereto, the lenders party thereto and Bank of America, N.A., as administrative agent.

10.8
Third Amendment to Credit Agreement, dated as of March 14, 2019, to Credit Agreement dated as of February 20, 2019, by and among Horizon Global Corporation, the other parties thereto, the lenders party thereto and Cortland Capital Markets Services LLC, as administrative agent and collateral agent.

10.9
Second Lien Term Loan Credit Agreement dated as of March 15, 2019, by and among Horizon Global Corporation, the other parties thereto, the lenders party thereto and Cortland Capital Markets Services LLC, as administrative agent and collateral agent.

10.10
Sixth Amendment to Credit Agreement, dated as of March 15, 2019, to the Term Loan Credit Agreement, dated as of June 30, 2015, by and among Horizon Global Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.11
Seventh Amendment to Amended and Restated Loan Agreement, dated as of March 15, 2019 to the Amended and Restated Loan Agreement dated as of December 22, 2015, by and among Horizon Global Corporation, Horizon Global Americas Inc., Cequent UK Limited, Cequent Towing Products of Canada Ltd., the other parties thereto, the lenders party thereto and Bank of America, N.A., as administrative agent.

10.12
Seventh Amendment to Credit Agreement, dated as of May 7, 2019, to the Term Loan Credit Agreement, dated as of June 30, 2015, by and among Horizon Global Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Incorporated by reference to the Exhibit filed with our Quarterly Report on Form 10-Q filed on August 7, 2018 (File No. 001-37427).
(b)	Incorporated by reference to the Exhibit filed with our Current Report on Form 8-K filed on February 20, 2019 (File No. 001-37427).
(c)	Incorporated by reference to the Exhibit filed with our Current Report on Form 8-K filed on March 18, 2019 (File No. 001-37427).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON GLOBAL CORPORATION (Registrant)

/s/ BARRY STEELE

Date:	May 9, 2019	By:	Barry Steele Chief Financial Officer