Form 10-Q
period 2019-06-30
Horizon Global Corp
filed 2019-08-08
CIK 1637655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of August 2, 2019, the number of outstanding shares of the Registrant’s common stock, was 25,320,912 shares.

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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to, risks and uncertainties with respect to: the Company’s leverage; liabilities imposed by the Company’s debt instruments; market demand; competitive factors; supply constraints; material and energy costs; technology factors; litigation; government and regulatory actions including the impact of any tariffs, quotas or surcharges; the Company’s accounting policies; future trends; general economic and currency conditions; various conditions specific to the Company’s business and industry; the Company’s ability to regain compliance with the New York Stock Exchange’s continued listing standards and maintain such compliance; the Company’s ability to successfully complete the sale of its Asia-Pacific segment; the success of the Company’s action plan, including the actual amount of savings and timing thereof; the success of our business improvement initiatives in Europe-Africa, including the amount of savings and timing thereof; the Company’s exposure to product liability claims from customers and end users, and the costs associated therewith; the Company’s ability to meet its covenants in the agreements governing its debt, including the contractually obligated prepayment on its first lien term loan, or obtain any amendments or waivers thereto; and other risks that are discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The risks described in our Annual Report and elsewhere in this report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
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

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,760	$27,650
Receivables, net of allowance for doubtful accounts of approximately $4.4 million and $5.1 million at June 30, 2019 and December 31, 2018, respectively.	137,660	108,340
Inventories	177,830	173,690
Prepaid expenses and other current assets	9,250	9,690
Total current assets	341,500	319,370
Property and equipment, net	97,830	102,280
Operating lease right-of-use assets	72,220	—
Goodwill	12,700	12,660
Other intangibles, net	71,900	78,050
Deferred income taxes	2,510	2,690
Other assets	6,080	6,300
Total assets	$604,740	$521,350
Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings and current maturities, long-term debt	$166,760	$13,860
Accounts payable	111,800	123,130
Short-term operating lease liabilities	13,190	—
Accrued liabilities	71,250	65,820
Total current liabilities	363,000	202,810
Long-term debt	238,780	350,650
Deferred income taxes	13,160	14,150
Long-term operating lease liabilities	59,020	—
Other long-term liabilities	19,100	19,960
Total liabilities	693,060	587,570
Contingencies (See Note 12)
Shareholders' deficit:
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; 26,003,240 shares issued and 25,316,734 outstanding at June 30, 2019, and 25,866,747 shares issued and 25,180,241 outstanding at December 31, 2018.	250	250
Common stock warrants exercisable for 6,554,150 shares issued and outstanding at June 30, 2019; none issued and outstanding at December 31, 2018	10,720	—
Paid-in capital	161,920	160,990
Treasury stock, at cost: 686,506 shares at June 30, 2019 and December 31, 2018	(10,000)	(10,000)
Accumulated deficit	(255,900)	(222,720)
Accumulated other comprehensive income	7,770	7,760
Total Horizon Global shareholders' deficit	(85,240)	(63,720)
Noncontrolling interest	(3,080)	(2,500)
Total shareholders' deficit	(88,320)	(66,220)
Total liabilities and shareholders' equity	$604,740	$521,350
The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited—dollars in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net sales	$223,160	$233,340	$432,820	$450,150
Cost of sales	(179,110)	(185,770)	(356,690)	(364,130)
Gross profit	44,050	47,570	76,130	86,020
Selling, general and administrative expenses	(37,010)	(55,740)	(78,540)	(103,920)
Impairment of goodwill and intangible assets	—	(55,700)	—	(99,130)
Net gain (loss) on dispositions of property and equipment	10	(270)	1,470	(380)
Operating profit (loss)	7,050	(64,140)	(940)	(117,410)
Other income (expense), net	400	(6,610)	(5,210)	(7,730)
Interest expense	(15,430)	(6,190)	(26,370)	(12,140)
Loss before income tax	(7,980)	(76,940)	(32,520)	(137,280)
Income tax (expense) benefit	(160)	9,780	(1,240)	12,360
Net loss	(8,140)	(67,160)	(33,760)	(124,920)
Less: Net loss attributable to noncontrolling interest	(60)	(230)	(580)	(480)
Net loss attributable to Horizon Global	$(8,080)	$(66,930)	$(33,180)	$(124,440)
Net loss per share attributable to Horizon Global:
Basic	$(0.32)	$(2.68)	$(1.31)	$(4.98)
Diluted	$(0.32)	$(2.68)	$(1.31)	$(4.98)
Weighted average common shares outstanding:
Basic	25,282,791	25,017,725	25,235,704	24,990,573
Diluted	25,282,791	25,017,725	25,235,704	24,990,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited—dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net loss	$(8,140)	$(67,160)	$(33,760)	$(124,920)
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	80	(6,880)	1,290	(3,720)
Derivative instruments	(210)	790	(1,280)	2,320
Total other comprehensive income (loss), net of tax	(130)	(6,090)	10	(1,400)
Total comprehensive loss	(8,270)	(73,250)	(33,750)	(126,320)
Less: Comprehensive loss attributable to noncontrolling interest	(60)	(310)	(580)	(550)
Comprehensive loss attributable to Horizon Global	$(8,210)	$(72,940)	$(33,170)	$(125,770)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited—dollars in thousands)

	Six months ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(33,760)	$(124,920)
Adjustments to reconcile net loss to net cash used for operating activities:
Net (gain) loss on dispositions of property and equipment	(1,470)	380
Depreciation	9,320	8,240
Amortization of intangible assets	3,460	4,140
Impairment of goodwill and intangible assets	—	99,130
Amortization of original issuance discount and debt issuance costs	9,900	3,870
Deferred income taxes	(30)	(1,850)
Non-cash compensation expense	940	1,210
Paid-in-kind interest	4,370	—
Increase in receivables	(32,330)	(40,450)
(Increase) decrease in inventories	(10,630)	530
(Increase) decrease in prepaid expenses and other assets	(940)	1,510
(Decrease) increase in accounts payable and accrued liabilities	(360)	12,590
Other, net	2,770	260
Net cash used for operating activities	(48,760)	(35,360)
Cash Flows from Investing Activities:
Capital expenditures	(6,630)	(7,790)
Net proceeds from sale of business	4,970	—
Net proceeds from disposition of property and equipment	1,580	140
Net cash used for investing activities	(80)	(7,650)
Cash Flows from Financing Activities:
Proceeds from borrowings on credit facilities	14,100	2,630
Repayments of borrowings on credit facilities	(840)	(8,670)
Proceeds from Second Lien Term Loan, net of issuance costs	35,520	—
Repayments of borrowings on First Lien Term Loan, inclusive of transaction costs	(10,090)	(3,940)
Proceeds from ABL Revolving Debt, net of issuance costs	60,340	66,110
Repayments of borrowings on ABL Revolving Debt	(72,080)	(13,510)
Proceeds from issuance of Series A Preferred Stock	5,340	—
Proceeds from issuance of Warrants	5,380	—
Other, net	(10)	(210)
Net cash provided by financing activities	37,660	42,410
Effect of exchange rate changes on cash	290	(80)
Cash and Cash Equivalents:
Decrease for the period	(10,890)	(680)
At beginning of period	27,650	29,570
At end of period	$16,760	$28,890
Supplemental disclosure of cash flow information:
Cash paid for interest	$11,750	$7,550
Cash paid for taxes	$4,950	$3,770
The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited—dollars in thousands)

	Common Stock	Common Stock Warrants	Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Horizon Global Shareholders’ Deficit	Noncontrolling Interest	Total Shareholders’ Deficit
Balance at January 1, 2019	$250	$—	$160,990	$(10,000)	$(222,720)	$7,760	$(63,720)	$(2,500)	$(66,220)
Net loss	—	—	—	—	(25,100)	—	(25,100)	(520)	(25,620)
Other comprehensive income, net of tax	—	—	—	—	—	140	140	—	140
Shares surrendered upon vesting of employees; share based payment awards to cover tax obligations	—	—	(10)	—	—	—	(10)	—	(10)
Non-cash compensation expense	—	—	350	—	—	—	350	—	350
Issuance of Warrants	—	5,380	—	—	—	—	5,380	—	5,380
Balance at March 31, 2019	250	5,380	161,330	(10,000)	(247,820)	7,900	(82,960)	(3,020)	(85,980)
Net Loss	—	—	—	—	(8,080)	—	(8,080)	(60)	(8,140)
Other comprehensive income, net of tax	—	—	—	—	—	(130)	(130)	—	(130)
Non-cash compensation expense	—	—	590	—	—	—	590	—	590
Issuance of Warrants		5,340					5,340		5,340
Balance at June 30, 2019	$250	$10,720	$161,920	$(10,000)	$(255,900)	$7,770	$(85,240)	$(3,080)	$(88,320)

	Common Stock	Common Stock Warrants	Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Horizon Global Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
Balance at January 1, 2018	$250	$—	$159,490	$(10,000)	$(17,860)	$10,010	$141,890	$(1,490)	$140,400
Net loss	—	—	—	—	(57,510)	—	(57,510)	(250)	(57,760)
Other comprehensive income, net of tax	—	—	—	—	—	4,680	4,680	10	4,690
Shares surrendered upon vesting of employees; share based payment awards to cover tax obligations	—	—	(200)	—	—	—	(200)	—	(200)
Non-cash compensation expense	—	—	720	—	—	—	720	—	720
Balance at March 31, 2018	250	—	160,010	(10,000)	(75,370)	14,690	89,580	(1,730)	87,850
Net loss	—	—	—	—	(66,930)	—	(66,930)	(230)	(67,160)
Other comprehensive income, net of tax	—	—	—	—	—	(6,010)	(6,010)	(80)	(6,090)
Shares surrendered upon vesting of employees; share based payment awards to cover tax obligations	—	—	(10)	—	—	—	(10)	—	(10)
Non-cash compensation expense	—	—	490	—	—	—	490	—	490
Balance at June 30, 2018	$250	$—	$160,490	$(10,000)	$(142,300)	$8,680	$17,120	$(2,040)	$15,080

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
The Company adopted the standard on January 1, 2019, by applying the modified retrospective method without restatement of comparative periods' financial information, as permitted by the transition guidance. The standard had a material impact on the Company’s condensed consolidated balance sheet, but did not have an impact on its condensed consolidated statements of operations

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

and cash flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the Company’s accounting for finance leases remained substantially unchanged.
See Note 11 “Leases,” for the impact of the adoption which resulted in the recognition of ROU assets and corresponding lease liabilities.
3. Revenues
Revenue Recognition
The following tables present the Company’s net sales disaggregated by major sales channel as follows:

	Three Months Ended June 30, 2019
	Horizon Americas	Horizon Europe-Africa	Horizon Asia-Pacific	Total
	(dollars in thousands)
Net Sales
Automotive OEM	$23,670	$45,910	$5,610	$75,190
Automotive OES	1,810	16,030	14,380	32,220
Aftermarket	28,850	20,080	5,150	54,080
Retail	33,180	—	2,150	35,330
Industrial	6,930	860	3,280	11,070
E-commerce	14,480	580	—	15,060
Other	—	210	—	210
Total	$108,920	$83,670	$30,570	$223,160

	Three Months Ended June 30, 2018
	Horizon Americas	Horizon Europe-Africa	Horizon Asia-Pacific	Total
	(dollars in thousands)
Net Sales
Automotive OEM	$19,950	$47,360	$6,120	$73,430
Automotive OES	1,660	12,890	16,260	30,810
Aftermarket	31,710	24,410	6,300	62,420
Retail	34,580	—	2,080	36,660
Industrial	10,300	—	3,660	13,960
E-commerce	9,570	1,270	—	10,840
Other	310	4,910	—	5,220
Total	$108,080	$90,840	$34,420	$233,340

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Six Months Ended June 30, 2019
	Horizon Americas	Horizon Europe-Africa	Horizon Asia-Pacific	Total
	(dollars in thousands)
Net Sales
Automotive OEM	$43,910	$94,830	$12,370	$151,110
Automotive OES	3,420	29,330	27,600	60,350
Aftermarket	53,000	36,370	10,910	100,280
Retail	61,620	—	4,870	66,490
Industrial	16,210	1,560	6,810	24,580
E-commerce	26,260	1,100	—	27,360
Other	—	2,650	—	2,650
Total	$204,420	$165,840	$62,560	$432,820

	Six Months Ended June 30, 2018
	Horizon Americas	Horizon Europe-Africa	Horizon Asia-Pacific	Total
	(dollars in thousands)
Net Sales
Automotive OEM	$40,000	$94,280	$12,510	$146,790
Automotive OES	2,530	27,380	29,980	59,890
Aftermarket	58,230	45,200	13,040	116,470
Retail	66,730	—	5,190	71,920
Industrial	20,520	—	7,230	27,750
E-commerce	15,590	2,590	—	18,180
Other	700	8,450	—	9,150
Total	$204,300	$177,900	$67,950	$450,150
During the three and six months ended June 30, 2019 and 2018, adjustments to estimates of variable consideration for previously recognized revenue were insignificant. At June 30, 2019 and December 31, 2018, total opening and closing balances of contract assets and deferred revenue were not material.
4. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended June 30, 2019 are summarized as follows:

	Horizon Americas	Horizon Asia-Pacific	Total
	(dollars in thousands)
Balance at December 31, 2018	$4,500	$8,160	$12,660
Foreign currency translation	30	10	40
Balance at June 30, 2019	$4,530	$8,170	$12,700

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The gross carrying amounts and accumulated amortization of the Company’s other intangibles are summarized below.

	June 30, 2019		December 31, 2018
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships, 2 – 20 years	$174,200	$(131,030)	$177,910	$(127,740)
Technology and other, 3 – 15 years	21,260	(15,540)	21,000	(15,910)
Trademark/Trade names, 1 – 8 years	730	(280)	730	(250)
Total finite-lived intangible assets	196,190	(146,850)	199,640	(143,900)
Trademark/Trade names, indefinite-lived	22,560	—	22,310	—
Total other intangible assets	$218,750	$(146,850)	$221,950	$(143,900)
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
Amortization expense related to intangible assets as included in the accompanying condensed consolidated statements of operations is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Technology and other, included in cost of sales	$270	$290	$720	$560
Customer relationships and Trademark/Trade names, included in selling, general and administrative expenses	1,120	1,620	2,740	3,580
Total amortization expense	$1,390	$1,910	$3,460	$4,140
5. Inventories
Inventories consist of the following components:

	June 30, 2019	December 31, 2018
	(dollars in thousands)
Finished goods	$104,480	$103,090
Work in process	19,420	19,660
Raw materials	53,930	50,940
Total inventories	$177,830	$173,690

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

6. Property and Equipment, Net
Property and equipment, net consists of the following components:

	June 30, 2019	December 31, 2018
	(dollars in thousands)
Land and land improvements	$460	$460
Buildings	24,010	21,440
Machinery and equipment	162,660	161,750
	187,130	183,650
Less: Accumulated depreciation	89,300	81,370
Property and equipment, net	$97,830	$102,280
Depreciation expense included in the accompanying condensed consolidated statements of operations is as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Depreciation expense, included in cost of sales	$4,460	$3,810	$8,380	$7,600
Depreciation expense, included in selling, general and administrative expense	590	300	940	640
Total depreciation expense	$5,050	$4,110	$9,320	$8,240
7. Accrued and Other Long-term Liabilities

Accrued liabilities consist of the following components:

	June 30, 2019	December 31, 2018
	(dollars in thousands)
Customer claims	$16,110	$14,160
Accrued compensation	14,250	10,230
Customer incentives	12,740	10,100
Accrued professional services	4,260	4,770
Restructuring	3,980	7,530
Deferred purchase price	3,260	3,400
Short-term tax liabilities	1,260	1,930
Cross currency swap	—	1,610
Other	15,390	12,090
Total accrued liabilities	$71,250	$65,820

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Other long-term liabilities consist of the following components:

	June 30, 2019	December 31, 2018
	(dollars in thousands)
Long-term tax liabilities	$6,490	$6,270
Restructuring	2,200	2,580
Deferred purchase price	250	30
Other	10,160	11,080
Total other long-term liabilities	$19,100	$19,960

8. Long-term Debt
The Company’s long-term debt consists of the following:

	June 30, 2019	December 31, 2018
	(dollars in thousands)
ABL Facility	$51,190	$61,570
First Lien Term Loan	187,000	190,520
Second Lien Term Loan	53,170	—
Convertible Notes	125,000	125,000
Bank facilities, capital leases and other long-term debt	31,790	18,990
	448,150	396,080
Less:
Unamortized debt issuance costs and original issuance discount on First Lien Term Loan	6,750	7,380
Unamortized debt issuance costs and discount on Second Lien Term Loan	14,720	—
Unamortized debt issuance costs and discount on Convertible Notes	21,140	24,190
Current maturities, long-term debt	166,760	13,860
Long-term debt	$238,780	$350,650
ABL Facility
In February 2019, the Company amended its existing revolving credit facility (the “ABL Facility”) to permit the Company to enter into the Senior Term Loan Agreement (as defined below) and make certain indebtedness, asset sale, investment and restricted payment baskets covenants more restrictive.
In March 2019, the Company amended the ABL Facility to permit the Company to enter into the Second Lien Term Loan Agreement (as defined below) and provide for certain other modifications of the ABL Facility. In particular, the ABL Facility was modified to (a) increase the interest rate by 1.0%, (b) reduce the total facility size to $90.0 million and (c) limit the ability to add debt in the future.
The ABL Facility consists of (i) a U.S. sub-facility, in an aggregate principal amount of up to $85.0 million (subject to availability under a U.S.-specific borrowing base) (the “U.S. Facility”), (ii) a Canadian sub-facility, in an aggregate principal amount of up to $2.0 million (subject to availability under a Canadian-specific borrowing base) (the “Canadian Facility”), and (iii) a U.K. sub-facility in an aggregate principal amount of up to $3.0 million (subject to availability under a U.K.-specific borrowing base) (the “U.K. Facility”). The ABL Facility also includes a $20.0 million U.S. letter of credit sub-facility. All facilities under the ABL

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Facility mature on June 30, 2020 and are presented in “short-term borrowings and current maturities, long-term debt” in the accompanying June 30, 2019 condensed consolidated balance sheet.
The Company incurred debt issuance costs of approximately $1.4 million in connection with the March 2019 amendment of the ABL Facility. These debt issuance costs will be amortized into interest expense over the contractual term of the loan. The Company recognized $0.4 million and $0.5 million of amortization of debt issuance costs for the three and six months ended June 30, 2019, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively which are included in the accompanying condensed consolidated statements of operations. There were $1.6 million and $0.8 million of unamortized debt issuance costs included in other assets in the accompanying condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively.
There was $51.2 million and $61.6 million outstanding under the ABL Facility as of June 30, 2019 and December 31, 2018, respectively, with a weighted average interest rate of 6.4% and 4.4%, respectively. Total letters of credit issued under the ABL Facility at June 30, 2019 and December 31, 2018 were $5.0 million and $3.4 million, respectively. The Company had $27.4 million and $10.3 million of availability under the ABL Facility as of June 30, 2019 and December 31, 2018, respectively.
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
September 30, 2019: 8.25:1.00
December 31, 2019: 6.25:1.00
March 31, 2020: 5.50:1.00
June 30, 2020: 5.00:1.00
September 30, 2020 and each fiscal quarter ending thereafter: 4.75:1.00
The Sixth Term Amendment also added a fixed charge coverage covenant starting with fiscal quarter ending March 31, 2020, a minimum liquidity covenant of $15.0 million starting March 31, 2019, and a maximum capital expenditure covenant of $15.0 million for 2019 and $25.0 million annually thereafter. The interest rate on the First Lien Term Loan Agreement was also amended to add 3.0% paid-in-kind interest in addition to the existing cash pay interest.
On May 7, 2019, the Company entered into the Seventh Amendment to Credit Agreement (the “Seventh Term Amendment”) to amend the First Lien Term Loan Agreement, which extended its $100.0 million prepayment requirement from on or before March 31, 2020, to on or before May 15, 2020.
Debt issuance costs of approximately $5.6 million were incurred in connection with the Sixth Term Amendment. In accordance with ASC 470-50, “Modifications and Extinguishments,” the Company recorded approximately $0.7 million of issuance costs in selling, general and administrative expense in the accompanying condensed consolidated statements of operations during the six months ended June 30, 2019 and capitalized approximately $4.9 million of debt issuance costs that will be amortized into interest expense over the contractual term of the loan using the effective interest method. Debt issuance costs incurred in connection with the Seventh Term Amendment were immaterial.
The Company recorded approximately $0.5 million and $3.5 million of unamortized debt issuance costs to interest expense for the three and six months ended June 30, 2019, respectively, due to the extinguishment of debt for certain lenders in the loan syndicate in connection with the Sixth and Seventh Term Amendments.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company recognized approximately $2.0 million and $2.8 million of amortization of debt issuance and discount cost for the three and six months ended June 30, 2019, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2018, respectively, which is included in the accompanying condensed consolidated statements of operations. The Company recognized $1.9 million of paid-in-kind interest on the First Lien Term Loan for the six months ended June 30, 2019. The Company had an aggregate principal amount outstanding of $187.0 million and $190.5 million as of June 30, 2019 and December 31, 2018, respectively, under the First Lien Term Loan bearing interest at 8.3% and 8.8%, respectively.
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
Pursuant to the Second Lien Term Loan Agreement, the Company was required to issue 6.25 million detachable warrants to purchase common stock of the Company, which can be exercised on a cashless basis over a five-year term with an exercise price of $1.50 per share. 3,601,902 warrants were issued in March 2019, and the Company also issued 90,667 shares of Series A Preferred Stock in the interim that were convertible into additional warrants upon receipt of shareholder approval of the issuance of such additional warrants and the shares of common stock issuable upon exercise thereof. Upon receipt of such shareholder approval on June 25, 2019, the 90,667 shares of Series A Preferred Stock were converted into 2,952,248 warrants.
In accordance with guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”), the (i) Second Lien Term Loan; (ii) Series A Preferred Stock, and (iii) warrants are all freestanding instruments and proceeds were allocated to each instrument on March 15, 2019 on a relative fair value basis: (i) $40.3 million; (ii) $5.3 million and (iii) $5.4 million, respectively.
The Series A Preferred Stock was not within the scope of ASC 480-10 and did not meet the criteria for liability classification. The Series A Preferred Stock was classified as temporary equity as of March 31, 2019, as the Series A Preferred Stock was entitled to receive two times its liquidation value in cash upon occurrence of a liquidation or deemed liquidation event, which is outside the control of the Company. After receipt of shareholder approval at the Company’s annual meeting of shareholders on June 25, 2019, the Series A Preferred Stock was automatically converted into 2,952,248 warrants and $5.3 million was reclassified to Common

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

stock warrants within Shareholders’ equity in the June 30, 2019 condensed consolidated balance sheet. The warrants also do not meet the criteria for liability classification under ASC 480. However, the warrants meet the definition of a derivative under ASC 815, are determined to be indexed to the Company’s common stock and meet the requirements for equity classification pursuant to ASC 815-40.
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
Debt issuance costs of approximately $3.8 million and original issuance discount of approximately $1.0 million were incurred in connection with entry into the Second Lien Term Loan Agreement. The debt issuance and original issuance discount costs will be amortized into interest expense over the contractual term of the loan using the effective interest method. The Company had total unamortized debt issuance and discount costs of $14.7 million, all of which are recorded as a reduction of the debt balance on the Company’s accompanying condensed consolidated balance sheet as of June 30, 2019. The Company recognized $2.5 million of paid-in-kind interest on its Second Lien Term Loan for the six months ended June 30, 2019.
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

on various dates from October 2022 through February 2023 and must be net-settled in shares of the Company’s common stock. Therefore, upon exercise of the Warrants, the Company will issue shares of its common stock to the purchasers of the Warrants that represent the value by which the price of the common stock exceeds the strike price stipulated within the particular warrant agreement.
Covenant and Liquidity Matters
The First Lien Term Loan requires a prepayment of $100.0 million on or before May 15, 2020. The ABL Facility matures on June 30, 2020, and as of June 30, 2019, had an outstanding balance of $51.2 million. As of today, the Company does not have the cash or liquidity to make the required First Lien Term Loan prepayment or pay off the balance of the ABL Facility at maturity. If the Company cannot generate sufficient cash to make the aforementioned payments as they become due and or meet its financial covenants under the Company’s credit agreements, it would result in an event of default. Such a default, if not cured, would allow the lenders to accelerate the maturity of the debt, making it due and payable at that time, which would result in a cross default of other debt obligations.
In an effort to address the aforementioned risks, on June 7, 2019, the Company announced that it was going to pursue various alternatives to reduce debt. In conjunction with evaluating all possible strategic alternatives, the board created an ad hoc committee of select directors to oversee the process and engaged an investment bank to assist therewith. To that end, the Company initiated a formal process to explore the sale of its Horizon Asia-Pacific operating segment as an option to raise the funds necessary to comply with the prepayment obligation under the First Lien Term Loan. The proceeds anticipated from said sale are expected to be sufficient to fund the required prepayment. The Company is in active discussions with potential buyers and believes it is probable that the Company will complete the transaction prior to the required May 15, 2020 prepayment obligation date.
The Company is in compliance with all of its financial covenants as of June 30, 2019.
Bank facilities
There were $16.1 million and $2.9 million outstanding under the Company’s Australian loan agreement as of June 30, 2019 and December 31, 2018, respectively.
9. Derivative Instruments
Foreign Currency Exchange Rate Risk
As of June 30, 2019, the Company was party to forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $13.9 million. The Company uses foreign currency forward contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain payments for contract manufacturing in its lower-cost manufacturing facilities. The foreign currency forward contracts hedge currency exposure between the Mexican peso and the U.S. dollar and between the Australian dollar and the U.S. dollar and mature at specified monthly settlement dates through December 2019. At inception, the Company designated the foreign currency forward contracts as cash flow hedges. Upon the performance of contract manufacturing or purchase of certain inventories the Company de-designates the foreign currency forward contract.
On August 16, 2017, the Company’s Australian subsidiary entered into a cross currency swap arrangement to hedge changes in foreign currency exchange rates. As of June 30, 2019, the notional amount of the cross currency swap was approximately $2.2 million. The Australian subsidiary uses the cross currency swap to mitigate the risk associated with fluctuations in currency rates related to a non-U.S. functional currency intercompany loan of NZ$10.0 million. The floating-to-floating cross currency swap hedges currency exposure between the New Zealand dollar and the Australian dollar and matures on June 30, 2020. The Australian subsidiary makes quarterly principal payments of NZ$0.8 million, plus interest at the three-month Bank Bill Benchmark Rate in New Zealand plus a margin of 0.3% per annum, in exchange for A$0.8 million, plus interest at the three-month BBSY in Australia per annum. At inception, the cross currency swap was not designated as a hedging instrument.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Financial Statement Presentation
The fair value carrying amount of the Company’s derivative instruments were recorded as follows:

		Asset / (Liability) Derivatives
	Balance Sheet Caption	June 30, 2019	December 31, 2018
		(dollars in thousands)
Derivatives designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$670	$1,910
Cross currency swap	Accrued liabilities	—	(2,480)
Total derivatives designated as hedging instruments		670	(570)
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	180	290
Cross currency swap	Accrued liabilities	(70)	(90)
Total derivatives de-designated as hedging instruments		110	200
Total derivatives		$780	$(370)
The following table summarizes the amount of gain recognized in AOCI on derivatives (net of tax):

	Amount of Gain Recognized in AOCI on Derivatives (net of tax)
	As of June 30,	As of December 31,
	2019	2018
	(dollars in thousands)
Derivatives classified as cash flow hedges:
Foreign currency forward contracts	$680	$1,870
Cross currency swap	$—	$90
The following tables summarize the amounts reclassified from AOCI into earnings:

	Three months ended June 30,
	2019		2018
	Cost of sales	Interest expense	Cost of sales	Interest expense
	(dollars in thousands)
Total Amounts of Expense Line Items Presented in the Statement of Operations in Which the Effects of Cash Flow Hedges are Recorded	$(179,110)	$(15,430)	$(185,770)	$(6,190)
Amount of Gain Reclassified from AOCI into Earnings
Derivatives classified as cash flow hedges:
Foreign currency forward contracts	$630	$—	$80	$—
Cross currency swap	$—	$—	$—	$6,290

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Six months ended June 30,
	2019		2018
	Cost of sales	Interest expense	Cost of sales	Interest expense
	(dollars in thousands)
Total Amounts of Expense Line Items Presented in the Statement of Operations in Which the Effects of Cash Flow Hedges are Recorded	$(356,690)	$(26,370)	$(364,130)	$(12,140)
Amount of Gain Reclassified from AOCI into Earnings
Derivatives classified as cash flow hedges:
Foreign currency forward contracts	$1,410	$—	$210	$—
Cross currency swap	$—	$900	$—	$3,220
The following table summarizes the gain or loss recognized in earnings for derivatives not designated as hedging instruments:

	Gain (Loss) Recognized in Earnings				Location of Gain (Loss) Recognized in Earnings
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	$60	$(60)	$(160)	$20	Cost of sales
Cross currency swap	$30	$120	$20	$(60)	Other income (expense), net
Over the next 12 months, the Company expects to reclassify approximately $0.6 million of pre-tax deferred gains, related to the foreign currency forward contracts, from AOCI to cost of sales as contract manufacturing and inventory purchases are settled.
Fair Value Measurements
The fair value of the Company’s derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. The Company’s derivatives are recorded at fair value in its condensed consolidated balance sheets and are valued using pricing models that are primarily based on market observable external inputs, including spot and forward currency exchange rates, benchmark interest rates, and discount rates consistent with the instrument’s tenor, and consider the impact of the Company’s own credit risk, if any. Changes in counterparty credit risk are also considered in the valuation of derivative financial instruments. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 are shown below:

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
June 30, 2019
Foreign currency forward contracts	Recurring	$850	$—	$850	$—
Cross currency swaps	Recurring	$(70)	$—	$(70)	$—
December 31, 2018
Foreign currency forward contracts	Recurring	$2,200	$—	$2,200	$—
Cross currency swaps	Recurring	$(2,570)	$—	$(2,570)	$—

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
The following table provides a summary of the Company’s consolidated restructuring liabilities and related activity for each type of exit cost as of and for the six months ended June 30, 2019:

	Employee Costs	Facility Closure and Other Costs	Total
	(dollars in thousands)
Balance at January 1, 2019	$4,990	$5,120	$10,110
Payments and other(1)	(2,940)	$(990)	(3,930)
Balance at June 30, 2019	$2,050	$4,130	$6,180
(1)Other consists primarily of changes in the liability balance due to foreign currency translation.
The $6.2 million restructuring liability at June 30, 2019 includes $4.0 million of accrued liabilities and $2.2 million of other long-term liabilities.

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

Operating lease cost was $5.8 million and $11.1 million for the three and six months ended June 30, 2019, respectively. Operating cash flows from operating leases were $4.4 million and $9.8 million for the three and six months ended June 30, 2019, respectively. ROU assets obtained in exchange for operating lease obligations were $14.5 million and $15.6 million for the three and six months ended June 30, 2019, respectively. The weighted average remaining term of these leases was approximately 6.6 years and the weighted average discount rate used to measure lease liabilities was approximately 8.2%.

Maturities of lease liabilities were as follows as of June 30, 2019:

Years ending December 31,	Operating Leases
(dollars in thousands)
2019	$10,800
2020	17,600
2021	15,650
2022	12,230
2023	9,310
2024 and thereafter	30,470
Total lease payments	96,060
Less imputed interest	(23,850)
Present value of lease liabilities	$72,210

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Minimum payments for operating leases having initial or remaining non-cancellable lease terms in excess of one year at December 31, 2018 under ASC 840 are summarized below:

December 31,	Minimum Payments
(dollars in thousands)
2019	$15,820
2020	14,790
2021	12,590
2022	7,900
2023	4,830
Thereafter	13,090
Total	$69,020

12. Contingencies
During the fourth quarter of 2018, the Company was notified by two OEM customers of potential claims related to product sold by Horizon Europe-Africa arising from potentially faulty components provided by a supplier. The claims resulted from the failure of products not functioning to specifications, but the claims do not allege any damage and only seek replacement of the product. One of the claims has since resulted in a recall campaign while the manner in which the other claim will be resolved is pending. The Company performed an assessment of the facts and circumstances for all asserted and unasserted claims and considered all factors including the Company’s recall insurance. Based on this assessment, the Company determined the probable range of the liability to be between $16.8 million and $20.0 million, with no amount within that range a better estimate than any other amount. As a result, the Company initially recorded a liability of $16.8 million and an asset of $11.1 million, which resulted in a $4.3 million charge during the six months ended June 30, 2019. As of June 30, 2019, the liability is $13.3 million due to ongoing replacement costs of potentially faulty components and is presented in “accrued liabilities” and the asset balance of $9.6 million is presented in “prepaid expenses and other current assets” in the accompanying June 30, 2019 condensed consolidated balance sheet. The asset recorded represents the amount the Company believes is probable of recovery and has appropriate legal basis for recovery in accordance with its recall insurance policy, which is further demonstrated by the initial recovery of $1.5 million of incurred costs related to the claim. The Company will continue its efforts to seek a reasonable commercial resolution, but we cannot give any assurances that the final resolution of the claims, if adverse to the Company, will not have a material adverse effect to its financial position, results of operations or cash flows.
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table sets forth the reconciliation of the numerator and the denominator of basic loss per share attributable to Horizon Global and diluted loss per share attributable to Horizon Global:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(dollars in thousands, except share and per share data)
Numerator:
Net loss attributable to Horizon Global	$(8,080)	$(66,930)	$(33,180)	$(124,440)
Denominator:
Weighted average shares outstanding, basic	25,282,791	25,017,725	25,235,704	24,990,573
Dilutive effect of stock-based awards	—	—	—	—
Weighted average shares outstanding, diluted	25,282,791	25,017,725	25,235,704	24,990,573

Basic loss per share attributable to Horizon Global	$(0.32)	$(2.68)	$(1.31)	$(4.98)
Diluted loss per share attributable to Horizon Global	$(0.32)	$(2.68)	$(1.31)	$(4.98)
Due to net losses for the three and six months ended June 30, 2019 and 2018, the effect of certain dilutive securities were excluded from the computation of weighted average diluted shares outstanding as inclusion would have resulted in anti-dilution. A summary of these anti-dilutive common stock equivalents is provided in the table below:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Number of options	55,389	308,348	65,181	321,341
Exercise price of options	$9.20 - $11.29	$9.20 - $11.29	$9.20 - $11.29	$9.20 - $11.29
Restricted stock units	1,259,552	835,560	868,263	737,865
Convertible Notes	5,005,000	5,005,000	5,005,000	5,005,000
Convertible Notes warrants	5,005,000	5,005,000	5,005,000	5,005,000
Second Lien Term Loan warrants	3,764,113	—	2,210,855	—
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

of the U.S. Internal Revenue Code), restricted shares, restricted stock units, performance shares, performance stock units, cash incentive awards, and certain other awards based on or related to our common stock to Horizon employees and non-employee directors. No more than 4.4 million Horizon common shares may be delivered under the Horizon 2015 Plan.
Stock Options

The following table summarizes Horizon stock option activity from December 31, 2018 to June 30, 2019:

	Number of Stock Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	92,967	$10.40
Granted	—	—
Exercised	—	—
Canceled, forfeited	(39,646)	10.31
Expired	—	—
Outstanding at June 30, 2019	53,321	$10.43	6.1	$—
As of June 30, 2019, the unrecognized compensation cost related to stock options is immaterial. For the three and six months ended June 30, 2019 and 2018, the stock-based compensation expense recognized by the Company related to stock options was immaterial. There was no aggregate intrinsic value of the outstanding options at June 30, 2019. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.
Restricted Shares
During the first six months of 2019, the Company granted an aggregate of 1,438,924 restricted stock units and performance stock units to certain key employees. The total grants consisted of: (i) 265,194 time-based restricted stock units that vest on May 15,2020; (ii) 5,000 time-based restricted stock units that vest on May 15, 2021; (iii) 411,373 time-based restricted stock units that vest on March 19, 2022 and (iv) 757,357 market-based performance stock units that vest on March 19, 2022 (the “2019 PSUs”).
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
The performance criteria for the market-based performance stock units is based on the Company’s total shareholder return (“TSR”) relative to the TSR of the common stock of a pre-defined industry peer group. For the 2019 PSUs, TSR is measured over a period beginning January 1, 2019 and ending December 31, 2021. For the 2018 PSUs, TSR is measured over a period beginning January 1, 2018 and ending December 31, 2020. TSR is calculated as the Company’s average closing stock price for the 20-trading days at the end of the performance period plus Company dividends, divided by the Company’s average closing stock price for the 20-trading days prior to the start of the performance period. Depending on the performance achieved, the amount of shares earned can vary from 0% of the target award to a maximum of 200% of the target award. The Company estimated the grant-date fair value of the awards subject to a market condition using a Monte Carlo simulation model, using the following weighted-average assumptions: risk-free interest rate of 2.43% and 2.34% for the 2019 PSUs and 2018 PSUs, respectively, and annualized volatility of 84.1% and 37.4% for the 2019 PSUs and 2018 PSUs, respectively. Due to the lack of adequate stock price history of Horizon common stock during 2018, the volatility was based on the median of the peer group. In 2019, the Company had sufficient historical data that was used to calculate the volatility. The grant date fair value of the performance stock units were $3.69 and $7.08 for the 2019 PSUs and 2018 PSUs, respectively.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The grant date fair value of restricted stock units is expensed over the vesting period. Restricted stock unit fair values are based on the closing trading price of the Company’s common stock on the date of grant. Changes in the number of restricted shares outstanding for the period ended June 30, 2019 were as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	419,928	$9.75
Granted	1,438,924	3.45
Vested	(141,803)	7.19
Canceled, forfeited	(208,634)	4.17
Outstanding at June 30, 2019	1,508,415	$4.35
As of June 30, 2019, there was $4.9 million in unrecognized compensation costs related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.2 years.
The Company recognized approximately $0.6 million and $1.0 million of stock-based compensation expense related to restricted shares during the three and six months ended June 30, 2019, respectively, and approximately $0.5 million and $1.2 million during the three and six months ended June 30, 2018. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.
15. Shareholders’ Equity
Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock, par value of $0.01 per share. There were no preferred shares outstanding at June 30, 2019 or December 31, 2018.
Common Stock
The Company is authorized to issue 400,000,000 shares of common stock, par value of $0.01 per share. At June 30, 2019, there were 26,003,240 shares of common stock issued and 25,316,734 shares of common stock outstanding. At December 31, 2018, there were 25,866,747 shares of common stock issued and 25,180,241 shares of common stock outstanding.
Common Stock Warrants
In connection with the Second Lien Term Loan the Company entered into in March 2019, the Company became obligated to issue 6.25 million detachable warrants to purchase common stock of the Company, which can be exercised on a cashless basis over a five year term with an exercise price of $1.50 per share.
The Company also issued 90,667 shares of Series A Preferred Stock in March 2019 in connection with the Second Lien Term Loan that were convertible into additional warrants upon receipt of shareholder approval of the issuance of such additional warrants and the shares of common stock issuable upon exercise thereof. The Series A Preferred Stock was presented as Temporary equity in the March 31, 2019 condensed consolidated balance sheet. Upon receipt of such shareholder approval on June 25, 2019, the 90,667 shares of Series A Preferred Stock were converted into 2,952,248 warrants. See Note 8, “Long-term Debt,” for additional information. As of June 30, 2019, warrants to purchase 6,554,150 shares of common stock were issued and remain outstanding.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Accumulated Other Comprehensive Income (“AOCI”)
Changes in AOCI by component, net of tax, for the six months ended June 30, 2019 are summarized as follows:

	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance at January 1, 2019	$1,960	$5,800	$7,760
Net unrealized gains arising during the period (a)	970	1,290	2,260
Less: Net realized gains reclassified to net loss (b)	2,250	—	2,250
Net current-period change	(1,280)	1,290	10
Balance at June 30, 2019	$680	$7,090	$7,770
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
Segment activity is as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Net Sales
Horizon Americas	$108,920	$108,080	$204,420	$204,300
Horizon Europe-Africa	83,670	90,840	165,840	177,900
Horizon Asia-Pacific	30,570	34,420	62,560	67,950
Total	$223,160	$233,340	$432,820	$450,150
Operating Profit (Loss)
Horizon Americas	$9,490	$2,570	$7,990	$(2,540)
Horizon Europe-Africa	1,580	(55,690)	(1,610)	(100,780)
Horizon Asia-Pacific	4,400	4,670	9,780	9,060
Corporate	(8,420)	(15,690)	(17,100)	(23,150)
Total	$7,050	$(64,140)	$(940)	$(117,410)
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
The effective income tax rate was (2.0)% and (3.81)% for the three and six months ended June 30, 2019, respectively. For the three and six months ended June 30, 2018, the effective income tax rates were 12.7% and 9.0% respectively. The lower 2019 effective tax rate is attributable to the valuation allowance recorded in the U.S. at year end 2018, which resulted in no income tax benefit recognized for jurisdictional pretax losses.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis. In completing this evaluation, the Company considers all available evidence in order to determine whether, based on the weight of the evidence, a valuation allowance is necessary. Full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries will be maintained until sufficient positive evidence exists to reduce or eliminate them. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include, but are not limited to, recent historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences, tax planning strategies and projected future impacts attributable to the Tax Act. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. As of June 30, 2019, the Company believes that it is more likely than not that the recorded deferred tax assets will be realized. The Company has recently experienced pre-tax losses. If the Company continues to experience losses, management may determine a valuation allowance against certain of its deferred tax assets is necessary.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

18. Other Income (Expense), Net

Other income (expense), net consists of the following components:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Loss on sale of business	$—	$—	$(3,630)	$—
Foreign currency gain / (loss)	730	(1,200)	(600)	(520)
Customer pay discounts	(410)	(510)	(920)	(790)
Accretion arising from lease recovery	(30)	(80)	(70)	(150)
Brazil acquisition indemnification asset	—	(320)	—	(1,120)
Brink acquisition termination fees	—	(4,500)	—	(5,130)
Other	110	—	10	(20)
Total	$400	$(6,610)	$(5,210)	$(7,730)

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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Segment Information and Supplemental Analysis
The following table summarizes financial information for our operating segments for the three months ended June 30, 2019 (“Q2 2019”) and 2018 (“Q2 2018”):

	Three months ended June 30,				Change		Constant Currency Change
	2019	As a Percentage of Net Sales	2018	As a Percentage of Net Sales	$	%	$	%
	(dollars in thousands)
Net Sales
Horizon Americas	$108,920	48.8%	$108,080	46.3%	$840	0.8%	$1,010	0.9%
Horizon Europe-Africa	83,670	37.5%	90,840	38.9%	(7,170)	(7.9%)	(1,860)	(2.0%)
Horizon Asia-Pacific	30,570	13.7%	34,420	14.8%	(3,850)	(11.2%)	(2,150)	(6.2%)
Total	$223,160	100.0%	$233,340	100.0%	$(10,180)	(4.4%)	$(3,000)	(1.3%)
Gross Profit
Horizon Americas	$26,890	24.7%	$26,920	24.9%	$(30)	(0.1%)	$10	—%
Horizon Europe-Africa	9,410	11.2%	12,200	13.4%	(2,790)	(22.9%)	(2,040)	(16.7%)
Horizon Asia-Pacific	7,750	25.4%	8,450	24.5%	(700)	(8.3%)	(390)	(4.6%)
Total	$44,050	19.7%	$47,570	20.4%	$(3,520)	(7.4%)	$(2,420)	(5.1%)
Selling, General and Administrative Expenses
Horizon Americas	$17,450	16.0%	$24,270	22.5%	$(6,820)	(28.1%)	$(6,780)	(27.9%)
Horizon Europe-Africa	7,800	9.3%	11,990	13.2%	(4,190)	(34.9%)	(3,880)	(32.4%)
Horizon Asia-Pacific	3,340	10.9%	3,790	11.0%	(450)	(11.9%)	(260)	(6.9%)
Corporate(1)	8,420	3.8%	15,690	6.7%	(7,270)	(46.3%)	N/A	N/A
Total	$37,010	16.6%	$55,740	23.9%	$(18,730)	(33.6%)	$(10,920)	(14.0%)
Operating Profit (Loss)
Horizon Americas	$9,490	8.7%	$2,570	2.4%	$6,920	269.3%	$6,920	269.3%
Horizon Europe-Africa	1,580	1.9%	(55,690)	(61.3)%	57,270	(102.8%)	57,880	(103.9%)
Horizon Asia-Pacific	4,400	14.4%	4,670	13.6%	(270)	(5.8%)	(160)	(3.4%)
Corporate(1)	(8,420)	(3.8)%	(15,690)	(6.7)%	7,270	(46.3%)	N/A	N/A
Total	$7,050	3.2%	$(64,140)	(27.5)%	$71,190	(111.0%)	$64,640	(10.2%)
(1) Corporate calculated as a percentage of total net sales.

Results of Operations Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Consolidated net sales decreased $10.2 million, or 4.4%, to $223.2 million in Q2 2019, as compared with $233.3 million in Q2 2018. As noted in the following segment results discussions, revenue decreased in Horizon Europe-Africa and Horizon Asia-Pacific compared to the prior-year period. The decrease in net sales of $7.2 million in Horizon Europe-Africa and $3.9 million in Horizon Asia-Pacific were attributable to $5.3 million and $1.7 million of unfavorable currency translation in Horizon Europe-Africa and Horizon Asia-Pacific, respectively, reflecting the strengthening of the U.S. dollar against several currencies, primarily the Euro and Australian dollar. After adjusting for currency translation impacts, Horizon Europe-Africa and Horizon Asia-Pacific sales were down primarily attributable to lower volumes in the automotive OEM and aftermarket sales channels, partially offset by higher volumes in E-commerce and automotive OEM sales channels in Horizon Americas and automotive OES sales volumes in Horizon Europe-Africa.
Gross profit margin (gross profit as a percentage of net sales) was 19.7% and 20.4% for Q2 2019 and Q2 2018, respectively. As noted in the following segment results discussions, negatively impacting gross profit margin were lower gross profit in all segments, primarily related to unfavorable input costs, driven by increased commodity and freight costs and tariffs, as well as a shift in revenue mix from higher margin retail and aftermarket sales to lower margin OEM sales.
Operating margin (operating profit (loss) as a percentage of net sales) was 3.2% and (27.5)% in Q2 2019 and Q2 2018, respectively. Operating loss improved by $71.2 million to an operating profit of $7.1 million in Q2 2019, from an operating loss of $64.1 million in Q2 2018, primarily attributable to a prior-year period goodwill impairment charge of approximately $55.7 million in Horizon Europe-Africa. In addition, selling, general and administrative (“SG&A”) expenses decreased $18.7 million due to realized savings from prior-year restructuring and business rationalization projects.
Other income (expense), net increased $7.0 million to $0.4 million in Q2 2019, as compared to $(6.6) million in 2018, primarily attributable to financing costs in connection with the pursuit of the Brink Group acquisition, which was expected to close in Q2 2018; however, the parties to the acquisition agreement mutually agreed to terminate the transaction.
Interest expense increased $9.2 million to $15.4 million in Q2 2019, compared to $6.2 million in Q2 2018. Interest expense increased because of $50.0 million of additional borrowings on our term loan in July 2018 and $51.0 million of additional borrowings on a second term loan in March 2019, as well as an increase in LIBOR, which impacts the Company’s floating rate indebtedness. In addition, as a result of our Q2 2019 term loan debt amendment, the Company recorded a $0.5 million charge to interest expense related to the expensing of prior capitalized debt fees.
The effective income tax rate for Q2 2019 and 2018 was (2.0)% and 12.7%, respectively. The lower effective income tax rate in Q2 2019 is driven by a decrease in tax benefits related to the year-end 2018 recognition of certain jurisdictional valuation allowances including the U.S., offset by certain aspects of U.S. tax reform, resulting in estimated 2019 tax expense.
Net loss attributable to Horizon Global was $8.1 million in Q2 2019, an improvement of $58.9 million, from a net loss of $66.9 million in Q2 2018. The decrease in net loss was the result of a $71.2 million decrease in operating loss, partially offset by higher interest expense.
See below for a discussion of operating results by segment.
Horizon Americas.
Net sales by sales channel, in thousands, for Horizon Americas during Q2 2019 and Q2 2018 are as follows:

	Three months ended June 30,		Change
	2019	2018	$	%
Net Sales
Automotive OEM	$23,670	$19,950	$3,720	18.6%
Automotive OES	1,810	1,660	150	9.0%
Aftermarket	28,850	31,710	(2,860)	(9.0)%
Retail	33,180	34,580	(1,400)	(4.0)%
Industrial	6,930	10,300	(3,370)	(32.7)%
E-commerce	14,480	9,570	4,910	51.3%
Other	—	310	(310)	N/A
Total	$108,920	$108,080	$840	0.8%

Net sales increased 0.8% in Q2 2019, compared to Q2 2018. Net sales in the retail and aftermarket channels decreased 4.0% and 9.0%, respectively, due to lower shipping volumes in these channels attributable to a softening in demand at the start of the U.S. selling season, which was offset by a 51.3% increase in E-commerce sales as a result of improved fill rates. In total, net sales increased as a result of $4.0 million of 2019 pricing increases. The price increases were implemented to offset increased steel and other material costs and higher import tariffs, which took effect during 2018. The pricing increases were offset by $1.6 million of lower sales volumes and $1.1 million of increased sales returns and allowances.
Horizon Americas’ gross profit remained consistent at $26.9 million, or 24.7% of net sales, in Q2 2019, compared with $26.9 million, or 24.9% of net sales, in Q2 2018. The consistent gross profit margin reflects the changes in sales detailed above. In addition, gross profit was impacted by the following:

–	$3.8 million unfavorable manufacturing variances and absorption; and

–	$3.2 million unfavorable input costs primarily related to higher commodity, freight and tariff costs; partially offset by

–	$4.0 million favorable current year pricing increases; and

–	$3.6 million of additional costs incurred in the prior-year period related to restructuring and footprint rationalization projects primarily related to the distribution center move to Kansas City.
SG&A decreased $6.8 million to $17.5 million, or 16.0% of net sales, in Q2 2019, as compared to $24.3 million, or 22.5% of net sales, in Q2 2018. The decrease in SG&A expenses was attributable to the following:

–	$1.8 million benefit related to synergies and cost savings from prior year organizational restructuring efforts;

–	$4.5 million of additional costs incurred in the prior year related to restructuring and footprint rationalization projects primarily related to the distribution center move to Kansas City; and

–	$0.7 million reduction in advertising and marketing expenses.
Horizon Americas’ operating profit increased $6.9 million to $9.5 million, or 8.7% of net sales, in Q2 2019, compared to an operating profit of $2.6 million, or 2.4% of net sales, in Q2 2018. Operating profit and operating margin increased primarily due to the cost savings realized from the impacts of prior-year period business reorganization projects and ongoing operational improvement projects.
Horizon Europe-Africa.
Net sales by sales channel, in thousands, for Horizon Europe-Africa during Q2 2019 and Q2 2018 are as follows:

	Three months ended June 30,		Change
	2019	2018	$	%
Net Sales
Automotive OEM	$45,910	$47,360	$(1,450)	(3.1)%
Automotive OES	16,030	12,890	3,140	24.4%
Aftermarket	20,080	24,410	(4,330)	(17.7)%
Industrial	860	—	860	N/A
E-commerce	580	1,270	(690)	(54.3)%
Other	210	4,910	(4,700)	(95.7)%
Total	$83,670	$90,840	$(7,170)	(7.9)%
Net sales decreased by $7.2 million, or 7.9%, to $83.7 million in Q2 2019, compared to $90.8 million in Q2 2018. Net sales were impacted by $5.3 million of unfavorable foreign currency translation, primarily driven by the weakening of the euro in relation to the U.S. dollar. After adjusting for currency translation impacts, Horizon Europe-Africa net sales were down $1.9 million primarily related to a $1.5 million decrease related to the Company’s divestiture of a non-automotive business during Q1 2019 and lower sales volumes in the aftermarket channel, partially offset by $1.6 million of 2019 pricing increases.
Horizon Europe-Africa’s gross profit decreased by $2.8 million to $9.4 million, or 11.2% of net sales, in Q2 2019, from $12.2 million, or 13.4% of net sales, in Q2 2018. The decrease in gross profit margin reflects the changes in sales detailed above. In addition, gross profit was impacted by the following:

–	$0.7 million unfavorable input costs primarily related to higher commodity costs;

–	$0.6 million increase in personnel costs due to warranty claim work during Q2 2019;

–	$0.8 million unfavorable currency exchange due to the weakening of the euro in relation to the U.S. dollar; and

–	unfavorable product mix favoring the lower margin percentage yielding OEM channel.
SG&A decreased by $4.2 million to $7.8 million, or 9.3% of net sales, in Q2 2019, as compared to $12.0 million, or 13.2% of net sales, in Q2 2018. The decrease in SG&A expenses was primarily attributable to the following:

–
$1.4 million of additional costs incurred in the prior-year period related to restructuring and footprint rationalization projects primarily related to the shift in production to our Braşov, Romania production facility;

–	$0.5 million reduction in intangible amortization due to the write-off of customer relationships in connection with the sale of certain non-automotive business assets; and

–	$1.0 million decrease in legal, sales and marketing and other professional fees.
Horizon Europe-Africa’s operating loss decreased by $57.3 million to an operating profit of $1.6 million, or 1.9% of net sales, in Q2 2019, as compared to an operating loss of $55.7 million, or (61.3)% of net sales, in Q2 2018, as a result of the operating performance discussed above. In addition, operating loss was impacted by the following:

–	$55.7 million goodwill impairment charge recorded in Q2 2018; and

–	$0.6 million unfavorable currency exchange due to the weakening of the euro in relation to the U.S. dollar.
Horizon Asia-Pacific.
Net sales by sales channel, in thousands, for Horizon Asia-Pacific during Q2 2019 and Q2 2018 are as follows:

	Three months ended June 30,		Change
	2019	2018	$	%
Net Sales
Automotive OEM	$5,610	$6,120	$(510)	(8.3)%
Automotive OES	14,380	16,260	(1,880)	(11.6)%
Aftermarket	5,150	6,300	(1,150)	(18.3)%
Retail	2,150	2,080	70	3.4%
Industrial	3,280	3,660	(380)	(10.4)%
Total	$30,570	$34,420	$(3,850)	(11.2)%
Net sales decreased by $3.9 million, or 11.2%, to $30.6 million in Q2 2019, compared to $34.4 million in Q2 2018. The decrease is primarily due to unfavorable foreign currency translation of $1.7 million primarily related to the weakening of the Australian dollar in relation to the U.S. dollar. The decrease is also due to $2.4 million of lower sales volumes in the New Zealand automotive OES and aftermarket sales channels.
Horizon Asia-Pacific’s gross profit decreased by $0.7 million to $7.8 million, or 25.4% of net sales, in Q2 2019, from $8.5 million, or 24.5% of net sales, in Q2 2018. The decrease in gross profit margin reflects a $1.0 million decrease from sales volume detailed above. In addition, gross profit was impacted by the following:

–	$0.3 million unfavorable currency exchange due to the weakening of the Australian dollar in relation to the U.S. dollar, partially offset by

–	$0.2 million favorable 2019 pricing increases.
SG&A decreased by $0.5 million to $3.3 million, or 10.9% of net sales, in Q2 2019, as compared to $3.8 million, or 11.0% of net sales, in Q2 2018. The decrease in SG&A expenses was primarily attributable to $0.2 million unfavorable currency exchange due to the weakening of the Australian dollar in relation to the U.S. dollar and $0.3 million of lower sales and marketing and incentive compensation costs.
Horizon Asia-Pacific’s operating profit decreased by $0.3 million to $4.4 million, or 14.4% of net sales, in Q2 2019, as compared to $4.7 million, or 13.6% of net sales in Q2 2018. The decrease is primarily related to the decline in sales volumes, partially offset by SG&A decrease detailed above.

Corporate Expenses.   Corporate expenses included in operating loss decreased $7.3 million to $8.4 million in Q2 2019, as compared to $15.7 million in Q2 2018, primarily attributable to $8.9 million of costs in connection with the termination of the Brink Group acquisition in the prior year, partially offset by an additional $2.1 million in additional professional services expense related to the Company new debt issuance and amendments entered into during the first quarter of 2019.

The following table summarizes financial information for our operating segments for the six months ended June 30, 2019 (“Q2 2019 YTD”) and 2018 (“Q2 2018 YTD”):

	Six months ended June 30,				Change		Constant Currency Change
	2019	As a Percentage of Net Sales	2018	As a Percentage of Net Sales	$	%	$	%
	(dollars in thousands)
Net Sales
Horizon Americas	$204,420	47.2%	$204,300	45.4%	$120	0.1%	$620	0.3%
Horizon Europe-Africa	165,840	38.3%	177,900	39.5%	(12,060)	(6.8)%	460	0.3%
Horizon Asia-Pacific	62,560	14.5%	67,950	15.1%	(5,390)	(7.9)%	(1,160)	(1.7)%
Total	$432,820	100.0%	$450,150	100.0%	$(17,330)	(3.8)%	$(80)	—%
Gross Profit
Horizon Americas	$44,800	21.9%	$45,970	22.5%	$(1,170)	(2.5)%	$(1,030)	(2.2)%
Horizon Europe-Africa	15,060	9.1%	23,630	13.3%	(8,570)	(36.3)%	(7,350)	(31.1)%
Horizon Asia-Pacific	16,270	26.0%	16,420	24.2%	(150)	(0.9)%	720	4.4%
Total	$76,130	17.6%	$86,020	19.1%	$(9,890)	(11.5)%	$(7,660)	(8.9)%
Selling, General and Administrative Expenses
Horizon Americas	$36,860	18.0%	$48,270	23.6%	$(11,410)	(23.6)%	$(11,280)	(23.4)%
Horizon Europe-Africa	18,080	10.9%	25,110	14.1%	(7,030)	(28.0)%	(6,010)	(23.9)%
Horizon Asia-Pacific	6,500	10.4%	7,390	10.9%	(890)	(12.0)%	(420)	(5.7)%
Corporate(1)	17,100	4.0%	23,150	5.1%	(6,050)	(26.1)%	N/A	N/A
Total	$78,540	18.1%	$103,920	23.1%	$(25,380)	(24.4)%	$(17,710)	(7.4)%
Operating Profit (Loss)
Horizon Americas	$7,990	3.9%	$(2,540)	(1.2%)	$10,530	(414.6)%	$10,530	(414.6)%
Horizon Europe-Africa	(1,610)	(1.0)%	(100,780)	(56.6%)	99,170	(98.4)%	99,460	(98.7)%
Horizon Asia-Pacific	9,780	15.6%	9,060	13.3%	720	7.9%	1,100	12.1%
Corporate(1)	(17,100)	(4.0)%	(23,150)	(5.1%)	6,050	(26.1)%	N/A	N/A
Total	$(940)	(0.2)%	$(117,410)	(26.1%)	$116,470	(99.2)%	$111,090	(4.6)%
(1) Corporate calculated as a percentage of total net sales.

Results of Operations Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018
Overall, net sales decreased $17.3 million, or 3.8%, to $432.8 million for Q2 2019 YTD, as compared with $450.2 million in Q2 2018 YTD, primarily driven by a decrease in net sales in our Horizon Europe-Africa and Horizon Asia-Pacific operating segments due to unfavorable currency exchange of $12.5 million and $4.2 million, respectively.
Gross profit margin (gross profit as a percentage of sales) approximated 17.6% and 19.1% for Q2 2019 YTD and Q2 2018 YTD, respectively. Negatively impacting gross profit margin were unfavorable input costs, driven by increased commodity costs and tariffs in both our Horizon Americas and Horizon Europe-Africa operating segments.
Operating margin (operating loss as a percentage of sales) approximated (0.2)% and (26.1)% for Q2 2019 YTD and Q2 2018 YTD, respectively. Operating loss decreased $116.5 million to an operating loss of $0.9 million for Q2 2019 YTD, compared to an operating loss of $117.4 million for Q2 2018 YTD, primarily due to the impairment of goodwill and intangible assets totaling approximately $99.1 million in our Horizon Europe-Africa operating segment in the prior-year period. In addition, higher commodity costs in Horizon Americas and Horizon Europe-Africa operating segments negatively impacted operating profit.
Other income (expense), net decreased $2.5 million to $5.2 million for Q2 2019 YTD compared to $7.7 million for Q2 2018 YTD, primarily due to prior-year costs in connection with the termination of the Brink Group acquisition. Partially offset by a $3.6 million loss on sale related to the Company’s divestiture of non-automotive business assets in Europe-Africa in the first quarter of 2019.
Interest expense increased $14.2 million, to $26.4 million, for Q2 2019 YTD, as compared to $12.1 million for Q2 2018 YTD. Interest expense increased because of $50.0 million of additional borrowings on our term loan in July 2018 and $51.0 million of additional borrowings on a second term loan in March 2019, as well as an increase in LIBOR, which impacts the Company’s floating rate indebtedness.
The effective income tax rate for Q2 2019 YTD and Q2 2018 YTD was (3.8)% and 9.0%, respectively. The lower effective income tax rate for Q2 2019 YTD is driven by a decrease in tax benefits related to the year-end 2018 recognition of certain jurisdictional valuation allowances including the U.S., offset by certain aspects of U.S. tax reform, resulting in estimated 2019 tax expense.
Net loss decreased by $91.2 million, to a net loss of $33.8 million for Q2 2019 YTD, compared to net loss of $124.9 million for Q2 2018 YTD. The decrease is attributable to a $116.5 million decrease in operating loss, primarily driven by the impairment of goodwill and intangible assets in the prior-year period.
See below for a discussion of operating results by segment.

Horizon Americas.
Net sales by sales channel, in thousands, for Horizon Americas during Q2 2019 YTD and Q2 2018 YTD are as follows:

	Six months ended June 30,		Change
	2019	2018	$	%
Net Sales
Automotive OEM	$43,910	$40,000	$3,910	9.8%
Automotive OES	3,420	2,530	890	35.2%
Aftermarket	53,000	58,230	(5,230)	(9.0)%
Retail	61,620	66,730	(5,110)	(7.7)%
Industrial	16,210	20,520	(4,310)	(21.0)%
E-commerce	26,260	15,590	10,670	68.4%
Other	—	700	(700)	N/A
Total	$204,420	$204,300	$120	0.1%

Net sales increased $0.1 million, or 0.1%, to $204.4 million in Q2 2019 YTD, as compared to $204.3 million in Q2 2018 YTD. Net sales in the retail, aftermarket and industrial channels decreased 7.7%, 9.0% and 21.0%, respectively, due to lower shipping volumes attributable to a softening in demand at the start of the U.S. selling season, which was offset by a 68.4% increase in E-commerce sales due to improved fill rates. In total, net sales increased as a result of $5.5 million in 2019 pricing increases, partially offset by $2.5 million of lower sales volumes and $2.3 million of increased sales returns and allowances. The price increases were implemented to offset increased steel and other material costs and higher import tariffs, which took effect during 2018.
Horizon Americas’ gross profit decreased $1.2 million to $44.8 million, or 21.9% of net sales in Q2 2019 YTD, as compared to $46.0 million, or 22.5% of net sales, in Q2 2018 YTD. Gross profit was impacted by the following:

–	$11.8 million of unfavorable input costs, including higher commodity costs, offset by

–	$5.3 million of additional costs incurred in the prior-year period related to restructuring and footprint rationalization projects primarily related to the distribution center move to Kansas City;

–	$5.5 million of 2019 pricing increases,

–	$1.3 million in lower freight costs and

–	$1.8 million lower personnel costs.
SG&A decreased $11.4 million to $36.9 million, or 18.0% of net sales in Q2 2019 YTD, as compared to $48.3 million, or 23.6% of net sales, in Q2 2018 YTD. The decrease in SG&A expenses was attributable to the following:

–	$11.0 million benefit related to the synergies and cost savings from prior-year organizational restructuring efforts and business footprint rationalization; and

–	$1.2 million of lower sales and marketing costs; partially offset by

–	$1.0 of additional rent expense.
Horizon Americas’ operating profit increased approximately $10.5 million to an operating profit of $8.0 million, or 3.9% of net sales, in Q2 2019 YTD, as compared to an operating loss of $2.5 million, or (1.2)% of net sales, in Q2 2018 YTD. Operating profit and operating margin increased primarily due to decreased SG&A costs related to the synergies and cost savings from prior-year organizational restructuring efforts and business footprint rationalization.

Horizon Europe-Africa.
Net sales by sales channel, in thousands, for Horizon Europe-Africa during Q2 2019 YTD and Q2 2018 YTD are as follows:

	Six months ended June 30,		Change
	2019	2018	$	%
Net Sales
Automotive OEM	$94,830	$94,280	$550	0.6%
Automotive OES	29,330	27,380	1,950	7.1%
Aftermarket	36,370	45,200	(8,830)	(19.5)%
Industrial	1,560	—	1,560	N/A
E-commerce	1,100	2,590	(1,490)	(57.5)%
Other	2,650	8,450	(5,800)	(68.6)%
Total	$165,840	$177,900	$(12,060)	(6.8)%

Net sales decreased $12.1 million, or 6.8%, to $165.8 million in Q2 2019 YTD, as compared to $177.9 million in Q2 2018 YTD, primarily due to unfavorable currency exchange of approximately $12.5 million as the euro weakened in relation to the U.S. dollar. After considering currency impact, net sales were relatively flat compared to the prior-year period.
Horizon Europe-Africa’s gross profit decreased $8.6 million to $15.1 million, or 9.1% of net sales in Q2 2019 YTD, from approximately $23.6 million, or 13.3% of net sales, in Q2 2018 YTD. Gross profit margin was negatively impacted by the following:

–	$4.3 million expense related to customer claims from product sold by Horizon Europe-Africa arising from potentially faulty components provided by a supplier;

–	$1.2 million unfavorable currency exchange due to the weakening of the Euro in relation to the U.S. dollar;

–	$1.3 million unfavorable commodity and freight costs, and

–	$0.8 million additional personnel costs.
SG&A decreased $7.0 million to $18.1 million, or 10.9% of net sales in Q2 2019 YTD, as compared to $25.1 million, or 14.1% of net sales, in Q2 2018 YTD.

–	$1.0 million unfavorable currency exchange due to the weakening of the Euro in relation to the U.S. dollar;

–
$4.4 million of additional costs incurred in the prior-year period related to restructuring and footprint rationalization projects primarily related to the shift in production to our Brasov, Romania production facility; and

–	$0.4 million reduction in legal and other professional fees.
Horizon Europe-Africa’s operating loss decreased approximately $99.2 million to an operating loss of approximately $1.6 million, or 1.0% of net sales in Q2 2019 YTD, as compared to an operating loss of $100.8 million, or 56.6% of net sales, in Q2 2018 YTD, primarily due to the impairment of goodwill and trademark and trade names of approximately $99.1 million in prior year.

Horizon Asia-Pacific.
Net sales by sales channel, in thousands, for Horizon Asia-Pacific during the six months ended June 30, 2019 and 2018 are as follows:

	Six months ended June 30,		Change
	2019	2018	$	%
Net Sales
Automotive OEM	$12,370	$12,510	$(140)	(1.1)%
Automotive OES	27,600	29,980	(2,380)	(7.9)%
Aftermarket	10,910	13,040	(2,130)	(16.3)%
Retail	4,870	5,190	(320)	(6.2)%
Industrial	6,810	7,230	(420)	(5.8)%
Other	—	—	—	N/A
Total	$62,560	$67,950	$(5,390)	(7.9)%

Net sales decreased $5.4 million, or 7.9%, to $62.6 million in Q2 2019 YTD, compared to $68.0 million in Q2 2018 YTD. The decrease is primarily due to unfavorable foreign currency translation of $4.2 million primarily related to the weakening of the Australian dollar in relation to the U.S. dollar and lower sales volumes in the New Zealand automotive OES and aftermarket sales channels.
Horizon Asia-Pacific’s gross profit decreased $0.1 million to $16.3 million, or 26.0% of net sales in Q2 2019 YTD, from approximately $16.4 million, or 24.2% of net sales in Q2 2018 YTD. The decrease in gross profit was driven by the following:

–	$0.9 million unfavorable currency exchange driven by the weakening Australian and New Zealand dollars in relation to the U.S. dollar, offset by

–	$0.3 million of 2019 pricing increases; and

–	$0.4 million of favorable inventory scrap adjustments in prior-year period.
SG&A decreased $0.9 million, or 12.0%, to $6.5 million, or 10.4% of net sales in Q2 2019 YTD, as compared to $7.4 million, or 10.9% of net sales in Q2 2018 YTD. The decrease is primarily due to decreased SG&A costs related to the synergies and cost savings from prior-year organizational restructuring efforts.
Horizon Asia-Pacific’s operating profit increased $0.7 million to $9.8 million, or 15.6% of net sales in Q2 2019 YTD, as compared to $9.1 million, or 13.3% of net sales in Q2 2018 YTD, primarily due to decreased SG&A expenses and small 2019 pricing increases.

Corporate Expenses.  Corporate expenses included in operating profit (loss) decreased approximately $6.1 million to $17.1 million for Q2 2019 YTD, from $23.2 million for Q2 2018 YTD. The decrease between years is primarily attributable to approximately $9.8 million of expenses related to the prior-year termination of the Brink Group acquisition and $1.0 million in personnel costs. Partially offsetting the decrease was an additional $3.3 million in additional professional services expense related to the Company new debt issuance and amendments entered into during the first quarter of 2019 and $1.3 million in additional expenses in connection with the pursuit of a sale of the Horizon Asia-Pacific segment.

Liquidity and Capital Resources
Our capital and working capital requirements are funded through a combination of cash flows from operations, cash on hand and various borrowings and factoring arrangements described below, including our asset-based revolving credit facility (“ABL Facility”). We utilize intercompany loans and equity contributions to fund our worldwide operations. See Note 8, “Long-term Debt” included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” within this quarterly report on Form 10-Q. As of June 30, 2019, and December 31, 2018, there was $16.4 million and $26.1 million, respectively, of cash held at foreign subsidiaries. There may be country specific regulations that may restrict or result in increased costs in the repatriation of these funds.

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
In 2018, the Company experienced a combination of increased distribution costs and constrained shipments from the Americas distribution network primarily resulting from the start-up of its new Kansas City, Kansas aftermarket and retail distribution center. Due to these factors, as well as costs associated with remediating these factors, during the first quarter of 2019, the Company entered into a Senior Term Loan Agreement (“Bridge Loan”) of $10.0 million and a Second Lien Term Loan (“Second Lien Term Loan”) of $51.0 million to repay the Bridge Loan, and amended the First Lien Term Loan (“Sixth Term Amendment”) to amend certain financial covenants to provide for relief based on the Company’s 2018 and 2019 budget and make certain other affirmative and negative covenants more restrictive. In Q2 2019, the Company entered into the Seventh Term Amendment (as defined below) to amend the First Lien Term Loan agreement to extend its $100.0 million prepayment requirement from on or before March 31, 2020, to on or before May 15, 2020. Because of the Sixth and Seventh Term Amendments, the Company is in compliance with all of its financial covenants as of June 30, 2019. Refer to Item 1, “Condensed Consolidated Financial Statements,” included within this Quarterly Report on Form 10-Q for additional information.
Cash Flows - Operating Activities
Net cash used for operating activities during Q2 2019 YTD and Q2 2018 YTD was $48.8 million, and $35.4 million, respectively. During Q2 2019 YTD, the Company used $4.5 million in cash flows, based on the reported net loss of $8.1 million and after considering the effects of non-cash items related to gains and losses on dispositions of property and equipment, depreciation, amortization of intangible assets, stock compensation, changes in deferred income taxes, amortization of original issuance discount and debt issuance costs, paid-in-kind interest, and other, net. During Q2 2018 YTD, the Company generated $9.5 million based on the reported net loss of $124.9 million and after considering the effects of similar non-cash items and goodwill impairment.
Changes in operating assets and liabilities used $44.3 million and $25.8 million of cash during Q2 2019 YTD and Q2 2018 YTD, respectively. Increases in accounts receivable resulted in a net use of cash of $32.3 million and $40.5 million during Q2 2019 YTD and Q2 2018 YTD, respectively. The increase in accounts receivable for both periods is a result of the higher sales activity during the second quarter compared to the fourth quarter due to the seasonality of the business.
Changes in inventory resulted in a use of cash of $10.6 million during Q2 2019 YTD and source of cash of approximately $0.5 million during Q2 2018 YTD. The increase in inventory during Q2 2019 YTD was due to softening of demand at the start of the typically strong selling season. The decrease in inventory during Q2 2018 YTD was due to the seasonality of our business.
Changes in accounts payable and accrued liabilities resulted in a use of cash of $0.4 million during Q2 2019 YTD and a source of cash of $12.6 million during Q2 2018 YTD. The use of cash for Q2 2019 YTD compared to the source of cash during Q2 2018 YTD is primarily related to the timing of purchases and vendor payments within the quarter.
Cash Flows - Investing Activities
Net cash used for investing activities during Q2 2019 YTD was $0.1 million and $7.7 million during Q2 2018 YTD. During Q2 2019 YTD, net proceeds from the sale of certain non-automotive business assets were $5.0 million. Q2 2019 YTD saw lower capital expenditure needs as compared to $7.8 million incurred during Q2 2018 YTD for growth, capacity and productivity-related projects, primarily within the Westfalia Group.

Cash Flows - Financing Activities
Net cash provided by financing activities was approximately $37.7 million and $42.4 million during the Q2 2019 YTD and Q2 2018 YTD, respectively. During Q2 2019 YTD, net proceeds from borrowings on our Second Lien Term Loan were $35.5 million, net of issuance costs; net repayments on our ABL Facility totaled $11.7 million, while we used cash of $10.1 million for repayments and debt issuance and transaction costs to amend our First Lien Term Loan. During Q2 2018 YTD, net borrowings from our ABL Facility totaled $52.6 million. During Q2 2018 YTD, we used cash of approximately $3.9 million for repayments on our First Lien Term Loan.
Factoring Arrangements
We have factoring arrangements with financial institutions to sell certain accounts receivable under non-recourse agreements. Total receivables sold during the year under the factoring arrangements were approximately $133.2 million and $135.9 million as of June 30, 2019 and 2018, respectively. We utilize factoring arrangements as part of our business funding to meet the Company’s working capital needs. The costs of participating in these arrangements are immaterial to our results.
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
September 30, 2019: 8.25:1.00
December 31, 2019: 6.25:1.00
March 31, 2020: 5.50:1.00
June 30, 2020: 5.00:1.00
September 30, 2020 and each fiscal quarter ending thereafter: 4.75:1.00
The Sixth Term Amendment also added a fixed charge coverage covenant starting with fiscal quarter ending March 31, 2020, a minimum liquidity covenant of $15.0 million effective March 31, 2019, and a maximum capital expenditure covenant of $15.0 million for 2019 and $25.0 million annually thereafter. The interest rate on the First Lien Term Loan Agreement is also amended to add 3.0% paid in kind interest in addition to the existing cash pay interest.
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
As of June 30, 2019, approximately $51.2 million was outstanding on the ABL Facility bearing interest at a weighted average rate of 6.4% and $187.0 million was outstanding on the First Lien Term Loan bearing interest at 8.30%. The Company had $27.4 million of availability under the ABL Facility as of June 30, 2019.

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
We are subject to variable interest rates on our First Lien Term Loan and ABL Facility. At June 30, 2019, one-month LIBOR and three-month LIBOR approximated 2.40% and 2.32%, respectively.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases and rent expense related thereto for Q2 2019 YTD approximated $11.1 million. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.
The First Lien Term Loan requires a prepayment of $100.0 million on or before May 15, 2020. The ABL Facility matures on June 30, 2020, and as of June 30, 2019, had an outstanding balance of $51.2 million. As of today, the Company does not have the cash or liquidity to make the required First Lien Term Loan prepayment or pay off the balance of the ABL Facility at maturity. If the Company cannot generate sufficient cash to make the aforementioned payments as they become due and or meet its financial covenants under the Company’s credit agreements, it would result in an event of default. Such a default, if not cured, would allow the lenders to accelerate the maturity of the debt, making it due and payable at that time, which would result in a cross default of other debt obligations.
In an effort to address the aforementioned risks, on June 7, 2019, the Company announced that it was going to pursue various alternatives to reduce debt. In conjunction with evaluating all possible strategic alternatives, the board created an ad hoc committee of select directors to oversee the process and engaged an investment bank to assist therewith. To that end, the Company initiated a formal process to explore the sale of its Horizon Asia-Pacific operating segment as an option to raise the funds necessary to comply with the prepayment obligation under the First Lien Term Loan. The proceeds anticipated from said sale are expected to be sufficient to fund the required prepayment. The Company is in active discussions with potential buyers and believes it is probable that the Company will complete the transaction prior to the required May 15, 2020 prepayment obligation date.
The Company is in compliance with all of its financial covenants as of June 30, 2019.
Refer to Note 8, “Long-term Debt,” in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this quarterly report on Form 10-Q for additional information.
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor’s and Moody’s. On June 14, 2019, Moody’s issued a rating of Caa3 for our $210 million senior secured term loan and a rating of C for our corporate family rating. Moody’s also assigned the Company a stable outlook. On March 21, 2019, Standard & Poor’s issued a rating of CCC for our $210 million senior secured term loan, a rating of CCC for our corporate credit rating and a rating of CCC- for our Convertible Notes. Standard & Poor’s also assigned the Company a negative outlook.
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
We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of June 30, 2019, we were party to forward contracts and cross currency swaps, to hedge changes in foreign currency exchange rates, with notional amounts of approximately $13.9 million and $2.2 million, respectively. See Note 9, “Derivative Instruments,” included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” within this quarterly report on Form 10-Q.

We are also subject to interest risk as it relates to our long-term debt. We may in the future use interest rate swap agreements to fix the variable portion of our debt to manage this risk.
Outlook
Our global business remains susceptible to economic conditions that could adversely affect our results. In the near term, the economies that most significantly affect our demand, including the United States, European Union, and Australia, are expected to continue to grow. We have been impacted by recently enacted tariffs on imports from China that continued in Q2 2019. The Company endeavors to recover incremental input costs through pricing actions, but the recoveries generally occur over time. The impact of potential increases in these tariffs during 2019 is uncertain, as well as the potential for recoveries through pricing actions. If geopolitical tensions, particularly in East Asia, escalate, it may affect global consumer sentiment affecting the expected economic growth in the near term. Additionally, we face some slowing of the U.K. aftermarket due to the uncertainty surrounding Brexit.
Due to its historical performance and liquidity needs, during the first quarter of 2019, the Company entered into the Bridge Loan of $10.0 million and the Second Lien Term Loan of $51.0 million to repay the Bridge Loan and entered into the Sixth Term Amendment to amend certain financial covenants to provide for relief based on the Company’s 2018 and 2019 budget and make certain other affirmative and negative covenants more restrictive. In spite of this new financing and amendments to our existing agreements, we remain focused on maintaining liquidity to fund our operations during the year.
The Company is in compliance with all of its financial covenants as of June 30, 2019. Refer to Item 1, “Condensed Consolidated Financial Statements,” included within this Quarterly Report on Form 10-Q for additional information.
Over the past year, the Company has undergone significant effort to advance its turnaround via the action plan and other restructuring and business rationalization projects, primarily in the Americas and Europe-Africa. The management changes and business rationalization have allowed us to begin to operate more efficiently and focus on driving operational improvements. We are focused on simplifying our business and unwinding complexity to improve our customer service experience.
While we expect the new leadership in Europe-Africa to enhance the focus on operational improvements, progress is expected to take longer to realize in this segment. We will continue to move forward other initiatives to further improve operating efficiency and increase profitability. In the short term, the costs associated with executing these initiatives, including severance, unrecoverable lease obligations, professional service fees and other incurred costs, may continue to affect our results and cash flows.
We believe the unique global footprint we enjoy in our market space will benefit us as our OE customers continue to demonstrate a preference for stronger relationships with few suppliers. We believe that our strong brand positions, portfolio of product offerings, and existing customer relationships present a long-term opportunity for us and provide leverage to see balanced growth in the OE and aftermarket business.
While a strong global economy offers opportunities for growth and cost leverage, we are committed to delivering on our internal projects to drive margin improvement. We believe our internal projects, if executed well, will have a positive impact on our margins in future periods.
Our strategic priorities are to stabilize the operations in the near term and improve margins, reduce our leverage, and drive top-line growth. We believe those strategic priorities can be realized during 2019.
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
We conduct business in various locations throughout the world and are subject to market risk due to changes in the value of foreign currencies. The functional currencies of our foreign subsidiaries are primarily the local currency in the country of domicile. We manage these operating activities at the local level and revenues and costs are generally denominated in local currencies; however, results of operations and assets and liabilities reported in U.S. dollars will fluctuate with changes in exchange rates between the local currencies and the U.S. dollar. A 10% change in average exchange rates versus the U.S. dollar would have resulted in an approximate $23.2 million and $25.0 million change to our net sales for the six months ended June 30, 2019 and 2018, respectively.
We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding balances under our First Lien Term Loan, at the Company’s election, bear interest at variable rates based on a margin over defined LIBOR. Based on the amount outstanding on the First Lien Term Loan as of June 30, 2019 and 2018, a 100 basis point change in LIBOR would result in an approximate $1.9 million and $1.5 million, respectively, to our annual interest expense.
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
Evaluation of disclosure controls and procedures
As of June 30, 2019, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company’s disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
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
There were no other changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s purchases of its shares of common stock during the second quarter of 2019 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)
April 1 - 30, 2019	—		—	813,494
May 1 - 31, 2019	—		—	813,494
June 1 - 30, 2019	—		—	813,494
Total	—		—
__________________________
(a) The Company has a share repurchase program that was announced in May 2017 to purchase up to 1.5 million shares of the Company’s common stock. At the end of the second quarter of 2019, 813,494 shares of common stock remains to be purchased under this program. The share repurchase program expires on May 5, 2020.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information

Item 6.    Exhibits.
Exhibits Index:

3.1	Amended and Restated Certificate of Incorporation of Horizon Global Corporation, as amended.
3.2(a)	Amended and Restated By-laws of Horizon Global Corporation.
3.3(b)	Series A Preferred Stock Certificate of Designations.
10.1(c)
Seventh Amendment to Credit Agreement, dated as of May 7, 2019, to the Term Loan Credit Agreement, dated as of June 30, 2015, by and among Horizon Global Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.2
Omnibus Consent, Waiver and Amendment dated as of June 6, 2019 to the Amended and Restated Loan Agreement dated as of December 22, 2015, by and among Horizon Global Corporation, Horizon Global Americas Inc., Cequent UK Limited, Cequent Towing Products of Canada Ltd., the other parties thereto, the lenders party thereto and Bank of America, N.A., as administrative agent.

10.3
Omnibus Consent, Waiver and Amendment dated as of June 11, 2019 to Second Lien Term Loan Credit Agreement, dated as of March 15, 2019, by and among Horizon Global Corporation, the other parties thereto, the lenders party thereto and Cortland Capital Markets Services LLC, as administrative agent and collateral agent.

10.4	Omnibus Consent, Waiver and Amendment dated as of June 11, 2019 by and among Horizon Global Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Incorporated by reference to the Exhibit filed with our Current Report on Form 8-K filed on February 20, 2019 (File No. 001-37427).
(b)	Incorporated by reference to the Exhibit filed with our Current Report on Form 8-K filed on March 18, 2019 (File No. 001-37427).
(c)	Incorporated by reference to the Exhibit filed with our Quarterly Report on Form 10-Q filed on May 9, 2019 (File No. 001-37427).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON GLOBAL CORPORATION (Registrant)

/s/ JAMIE PIERSON

Date:	August 8, 2019	By:	Jamie Pierson Chief Financial Officer