Form 10-Q
period 2019-09-30
Horizon Global Corp
filed 2019-11-12
CIK 1637655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of November 7, 2019, the number of outstanding shares of the Registrant’s common stock was 25,387,388 shares.

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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to, risks and uncertainties with respect to: the Company’s leverage; liabilities and restrictions imposed by the Company’s debt instruments; market demand; competitive factors; supply constraints; material and energy costs; technology factors; litigation; government and regulatory actions including the impact of any tariffs, quotas or surcharges; the Company’s accounting policies; future trends; general economic and currency conditions; various conditions specific to the Company’s business and industry; the success of the Company’s action plan, including the actual amount of savings and timing thereof; the success of our business improvement initiatives in Europe-Africa, including the amount of savings and timing thereof; the Company’s exposure to product liability claims from customers and end users, and the costs associated therewith; the Company’s ability to meet its covenants in the agreements governing its debt; or the Company’s ability to maintain compliance with the New York Stock Exchange’s continued listing standards and other risks that are discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The risks described in our Annual Report and elsewhere in this report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
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

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited—dollars in thousands)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$16,360	$27,650
Receivables, net of allowance for doubtful accounts of approximately $5.0 million and $4.8 million at September 30, 2019 and December 31, 2018, respectively	93,480	95,170
Inventories	141,150	152,200
Prepaid expenses and other current assets	9,480	8,270
Current assets held-for-sale	—	36,080
Total current assets	260,470	319,370
Property and equipment, net	78,670	86,500
Operating lease right-of-use assets	56,170	—
Goodwill	4,200	4,500
Other intangibles, net	60,350	69,400
Deferred income taxes	440	660
Non-current assets held-for-sale	—	34,790
Other assets	5,700	6,130
Total assets	$466,000	$521,350
Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings and current maturities, long-term debt	$24,270	$13,860
Accounts payable	79,440	102,350
Short-term operating lease liabilities	9,850	—
Current liabilities held-for-sale	—	28,080
Accrued liabilities	53,020	58,520
Total current liabilities	166,580	202,810
Gross long-term debt	214,930	382,220
Unamortized debt issuance costs and discount	(34,200)	(31,570)
Long-term debt	180,730	350,650
Deferred income taxes	8,280	12,620
Long-term operating lease liabilities	50,890	—
Non-current liabilities held-for-sale	—	1,740
Other long-term liabilities	20,770	19,750
Total liabilities	427,250	587,570
Contingencies (See Note 13)
Shareholders' equity (deficit):
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; 26,073,894 shares issued and 25,387,388 outstanding at September 30, 2019, and 25,866,747 shares issued and 25,180,241 outstanding at December 31, 2018	250	250
Common stock warrants exercisable for 6,487,674 shares issued and outstanding at September 30, 2019; none issued and outstanding at December 31, 2018	10,720	—
Paid-in capital	162,760	160,990
Treasury stock, at cost: 686,506 shares at September 30, 2019 and December 31, 2018	(10,000)	(10,000)
Accumulated deficit	(110,390)	(222,720)
Accumulated other comprehensive (loss) income	(11,250)	7,760
Total Horizon Global shareholders' equity (deficit)	42,090	(63,720)
Noncontrolling interest	(3,340)	(2,500)
Total shareholders' equity (deficit)	38,750	(66,220)
Total liabilities and shareholders' equity	$466,000	$521,350
The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited—dollars in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net sales	$177,850	$194,030	$548,170	$576,250
Cost of sales	(149,560)	(159,500)	(460,010)	(472,120)
Gross profit	28,290	34,530	88,160	104,130
Selling, general and administrative expenses	(41,100)	(37,680)	(113,140)	(134,210)
Impairment of goodwill and intangible assets	—	(26,640)	—	(125,770)
Net gain (loss) on dispositions of property and equipment	50	(110)	1,500	(520)
Operating loss	(12,760)	(29,900)	(23,480)	(156,370)
Other expense, net	(1,640)	(1,040)	(6,610)	(7,410)
Interest expense	(24,120)	(7,590)	(50,270)	(19,580)
Loss from continuing operations before income tax	(38,520)	(38,530)	(80,360)	(183,360)
Income tax benefit	1,020	1,420	2,330	15,770
Net loss from continuing operations	(37,500)	(37,110)	(78,030)	(167,590)
Income from discontinued operations, net of tax	182,750	4,110	189,520	9,670
Net income (loss)	145,250	(33,000)	111,490	(157,920)
Less: Net loss attributable to noncontrolling interest	(260)	(240)	(840)	(720)
Net income (loss) attributable to Horizon Global	$145,510	$(32,760)	$112,330	$(157,200)
Net income (loss) per share attributable to Horizon Global:
Basic:
Continuing operations	$(1.47)	$(1.47)	$(3.05)	$(6.67)
Discontinued operations	7.21	0.16	7.50	0.39
Total	5.74	(1.31)	4.45	(6.28)
Diluted:
Continuing operations	(1.47)	(1.47)	(3.05)	(6.67)
Discontinued operations	7.21	0.16	7.50	0.39
Total	5.74	(1.31)	4.45	(6.28)
Weighted average common shares outstanding:
Basic	25,329,492	25,101,847	25,267,310	25,028,072
Diluted	25,329,492	25,101,847	25,267,310	25,028,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited—dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income (loss)	$145,250	$(33,000)	$111,490	$(157,920)
Other comprehensive loss, net of tax:
Foreign currency translation and other	(1,320)	(680)	(30)	(4,400)
Derivative instruments	(440)	640	(1,720)	2,960
Total other comprehensive loss, net of tax	(1,760)	(40)	(1,750)	(1,440)
Total comprehensive income (loss)	143,490	(33,040)	109,740	(159,360)
Less: Comprehensive loss attributable to noncontrolling interest	(250)	(240)	(830)	(790)
Comprehensive income (loss) attributable to Horizon Global	$143,740	$(32,800)	$110,570	$(158,570)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited—dollars in thousands)

	Nine months ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$111,490	$(157,920)
Less: Net income from discontinued operations	189,520	9,670
Net loss from continuing operations	(78,030)	(167,590)

Adjustments to reconcile net loss from continued operations to net cash used for operating activities:
Net (gain) loss on dispositions of property and equipment	(1,500)	520
Depreciation	11,980	9,410
Amortization of intangible assets	4,800	5,640
Write off of operating lease assets	4,250	—
Impairment of goodwill and intangible assets	—	125,770
Amortization of original issuance discount and debt issuance costs	18,570	6,050
Deferred income taxes	(3,390)	(3,370)
Non-cash compensation expense	1,790	1,430
Paid-in-kind interest	7,620	—
Increase in receivables	(4,680)	(31,950)
Decrease in inventories	1,920	5,630
(Increase) decrease in prepaid expenses and other assets	(2,770)	1,150
Decrease in accounts payable and accrued liabilities	(15,560)	(27,450)
Other, net	(10,800)	220
Net cash used for operating activities for continuing operations	(65,800)	(74,540)
Cash Flows from Investing Activities:
Capital expenditures	(8,460)	(9,660)
Net proceeds from sale of business	214,570	—
Net proceeds from disposition of property and equipment	1,470	(280)
Net cash provided by (used for) investing activities for continuing operations	207,580	(9,940)
Cash Flows from Financing Activities:
Proceeds from borrowings on credit facilities	13,780	12,550
Repayments of borrowings on credit facilities	(6,520)	(14,390)
Proceeds from Second Lien Term Loan, net of issuance costs	35,520	45,430
Repayments of borrowings on First Lien Term Loan, inclusive of transaction costs	(173,430)	(6,490)
Proceeds from ABL Revolving Debt, net of issuance costs	68,790	72,430
Repayments of borrowings on ABL Revolving Debt	(112,510)	(34,830)
Proceeds from issuance of Series A Preferred Stock	5,340	—
Proceeds from issuance of Warrants	5,380	—
Other, net	(10)	(300)
Net cash (used for) provided by financing activities for continuing operations	(163,660)	74,400
Discontinued Operations:
Net cash provided by discontinued operating activities	11,430	8,500
Net cash used for discontinued investing activities	(1,120)	(720)
Net cash provided by (used for) discontinued financing activities	—	—
Net cash provided by discontinued operations	10,310	7,780
Effect of exchange rate changes on cash	280	40
Cash and Cash Equivalents:
Decrease for the period	(11,290)	(2,260)
At beginning of period	27,650	29,570
At end of period	$16,360	$27,310
Supplemental disclosure of cash flow information:
Cash paid for interest	$19,730	$13,430
Cash paid for taxes	$480	$2,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited—dollars in thousands)

	Common Stock	Common Stock Warrants	Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Horizon Global Shareholders’ Deficit	Noncontrolling Interest	Total Shareholders’ Deficit
Balance at January 1, 2019	$250	$—	$160,990	$(10,000)	$(222,720)	$7,760	$(63,720)	$(2,500)	$(66,220)
Net loss	—	—	—	—	(25,100)	—	(25,100)	(520)	(25,620)
Other comprehensive income, net of tax	—	—	—	—	—	140	140	—	140
Shares surrendered upon vesting of employees share based payment awards to cover tax obligations	—	—	(10)	—	—	—	(10)	—	(10)
Non-cash compensation expense	—	—	350	—	—	—	350	—	350
Issuance of Warrants	—	5,380	—	—	—	—	5,380	—	5,380
Balance at March 31, 2019	250	5,380	161,330	(10,000)	(247,820)	7,900	(82,960)	(3,020)	(85,980)
Net Loss	—	—	—	—	(8,080)	—	(8,080)	(60)	(8,140)
Other comprehensive income, net of tax	—	—	—	—	—	(130)	(130)	—	(130)
Non-cash compensation expense	—	—	590	—	—	—	590	—	590
Issuance of Warrants	—	5,340	—	—	—	—	5,340	—	5,340
Balance as of June 30, 2019	250	10,720	161,920	(10,000)	(255,900)	7,770	(85,240)	(3,080)	(88,320)
Net income	—	—	—	—	145,510	—	145,510	(260)	145,250
Other comprehensive loss, net of tax	—	—	—	—	—	(1,760)	(1,760)	—	(1,760)
Non-cash compensation expense	—	—	840	—	—	—	840	—	840
Amounts reclassified from AOCI	—	—	—	—	—	(17,260)	(17,260)	—	(17,260)
Balance at September 30, 2019	$250	$10,720	$162,760	$(10,000)	$(110,390)	$(11,250)	$42,090	$(3,340)	$38,750

	Common Stock	Common Stock Warrants	Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Horizon Global Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
Balance at December 31, 2017, as reported	$250	$—	$159,490	$(10,000)	$(17,860)	$10,010	$141,890	$(1,490)	$140,400
Impact of ASU 2018-02	—	—	340	—	(900)	560	—	—	—
Balance at January 1, 2018, as restated	250	—	159,830	(10,000)	(18,760)	10,570	141,890	(1,490)	140,400
Net loss	—	—	—	—	(57,510)	—	(57,510)	(250)	(57,760)
Other comprehensive income, net of tax	—	—	—	—	—	4,680	4,680	10	4,690
Shares surrendered upon vesting of employees share based payment awards to cover tax obligations	—	—	(200)	—	—	—	(200)	—	(200)
Non-cash compensation expense	—	—	720	—	—	—	720	—	720
Balance at March 31, 2018	250	—	160,350	(10,000)	(76,270)	15,250	89,580	(1,730)	87,850
Net loss	—	—	—	—	(66,930)	—	(66,930)	(230)	(67,160)
Other comprehensive income, net of tax	—	—	—	—	—	(6,010)	(6,010)	(80)	(6,090)
Shares surrendered upon vesting of employees share based payment awards to cover tax obligations	—	—	(10)	—	—	—	(10)	—	(10)
Non-cash compensation expense	—	—	490	—	—	—	490	—	490
Balance at June 30, 2018	250	—	160,830	(10,000)	(143,200)	9,240	17,120	(2,040)	15,080
Net loss	—	—	—	—	(32,760)	—	(32,760)	(240)	(33,000)
Other comprehensive income, net of tax	—	—	—	—	—	(40)	(40)	—	(40)
Shares surrendered upon vesting of employees share based payment awards to cover tax obligations	—	—	(90)	—	—	—	(90)	—	(90)
Non-cash compensation expense	—	—	220	—	—	—	220	—	220
Balance at September 30, 2018	$250	$—	$160,960	$(10,000)	$(175,960)	$9,200	$(15,550)	$(2,280)	$(17,830)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Operations and Basis of Presentation
Horizon Global Corporation (“Horizon,” “Horizon Global,” “we,” or the “Company”) is a global designer, manufacturer and distributor of a wide variety of high quality, custom-engineered towing, trailering, cargo management and other related accessories. These products are designed to support original equipment manufacturers (“OEMs”) and original equipment servicers (“OESs”) (collectively, “OEs”), aftermarket and retail customers within the agricultural, automotive, construction, horse/livestock, industrial, marine, military, recreational, trailer and utility markets. The Company groups its business into operating segments by the region in which sales and manufacturing efforts are focused. As a result of the Company’s sale of its Horizon Asia-Pacific operating segment (“APAC”), the Company’s operating segments are Horizon Americas and Horizon Europe-Africa. See Note 17, “Segment Information,” for further information on each of the Company’s operating segments. Historical information has been retrospectively adjusted to reflect the classification of APAC as discontinued operations. Discontinued operations are further discussed in Note 3, “Discontinued Operations”.
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
The Company adopted the standard on January 1, 2019, by applying the modified retrospective method without restatement of comparative periods' financial information, as permitted by the transition guidance. The standard had a material impact on the

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company’s condensed consolidated balance sheet, but did not have a material impact on its condensed consolidated statements of operations and cash flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the Company’s accounting for finance leases remained substantially unchanged.
See Note 12 “Leases,” for the impact of the adoption which resulted in the recognition of ROU assets and corresponding lease liabilities.
3. Discontinued Operations
On September 19, 2019, the Company completed the sale of its subsidiaries that comprised APAC to Hayman Pacific BidCo Pty Ltd., an affiliate of Pacific Equity Partners, for $209.6 million in net cash proceeds after payment of transaction costs, in a net debt free sale. The sale resulted in the recognition of a gain of $180.5 million, of which $17.3 million was related to the cumulative translation adjustment that was reclassified to earnings, which is reflected within the income from discontinued operations, net of taxes line of the condensed consolidated statement of operations.
The Company classified APAC assets and liabilities as held-for-sale as of December 31, 2018 in the accompanying condensed consolidated balance sheet and has classified APAC’s operating results and the gain on the sale as discontinued operations in the accompanying condensed consolidated statement of operations for all periods presented in accordance with ASC 205, “Discontinued Operations.” Prior to being classified as held-for-sale, APAC was included as a separate operating segment.
The following tables presents the Company’s results from discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Net sales	$29,750	$33,810	$92,300	$101,760
Cost of sales	(22,250)	(24,720)	(68,530)	(76,250)
Selling, general and administrative expenses	(3,050)	(3,130)	(9,580)	(10,510)
Interest expense	(80)	(60)	(310)	(210)
Other expense. net	(210)	(470)	(400)	(1,800)
Income before income tax expense	4,160	5,430	13,480	12,990
Income tax expense	(1,900)	(1,320)	(4,450)	(3,320)
Gain on sale of discontinued operations	$180,490	$—	$180,490	$—
Income from discontinued operations, net of tax	$182,750	$4,110	$189,520	$9,670

The following tables presents the Company’s assets and liabilities held for sale:

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018
(dollars in thousands)
Assets
Current assets:
Receivables, net of allowance for doubtful accounts	$13,170
Inventories	21,490
Prepaid expenses and other current assets	1,420
Total current assets	36,080
Non-current assets:
Property and equipment, net	15,780
Goodwill	8,160
Other intangibles, net	8,650
Deferred income taxes	2,030
Other assets	170
Total non-current assets	34,790
Assets held-for-sale	$70,870
Liabilities
Current liabilities:
Accounts payable	$20,780
Accrued liabilities	7,300
Total current liabilities	28,080
Non-current liabilities:
Deferred income taxes	1,530
Other long-term liabilities	210
Total non-current liabilities	1,740
Total liabilities held-for-sale	$29,820

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Revenues
Revenue Recognition
The Company disaggregates revenue from contracts with customers by major sales channel. The Company determined that disaggregating revenue into these categories best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The Automotive OEM channel represents sales to automotive vehicle manufacturers. The Automotive OES channel primarily represents sales to automotive vehicle dealerships. The Aftermarket channel represents sales to automotive installers and warehouse distributors. The Retail channel represents sales to direct-to-consumer retailers. The Industrial channel represents sales to non-automotive manufacturers and dealers of agricultural equipment, trailers, and other custom assemblies. The E-Commerce channel represents sales to direct-to-consumer retailers who utilize the internet to purchase the Company’s products. The Other channel represents sales that do not fit into a category described above and these sales are considered ancillary to the Company’s core operating activities.
The following tables present the Company’s net sales by major sales channel:

	Three Months Ended September 30, 2019
	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Net Sales
Automotive OEM	$21,050	$43,200	$64,250
Automotive OES	1,960	16,510	18,470
Aftermarket	26,920	19,840	46,760
Retail	26,600	—	26,600
Industrial	7,650	780	8,430
E-commerce	12,040	560	12,600
Other	—	740	740
Total	$96,220	$81,630	$177,850

	Three Months Ended September 30, 2018
	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Net Sales
Automotive OEM	$20,320	$40,650	$60,970
Automotive OES	1,700	12,600	14,300
Aftermarket	38,470	19,980	58,450
Retail	29,600	—	29,600
Industrial	11,160	—	11,160
E-commerce	13,750	1,290	15,040
Other	510	4,000	4,510
Total	$115,510	$78,520	$194,030

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2019
	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Net Sales
Automotive OEM	$64,970	$137,900	$202,870
Automotive OES	5,380	45,840	51,220
Aftermarket	79,910	56,200	136,110
Retail	88,230	—	88,230
Industrial	23,860	2,340	26,200
E-commerce	38,300	1,650	39,950
Other	20	3,570	3,590
Total	$300,670	$247,500	$548,170

	Nine Months Ended September 30, 2018
	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Net Sales
Automotive OEM	$60,320	$134,930	$195,250
Automotive OES	4,230	39,980	44,210
Aftermarket	96,700	65,180	161,880
Retail	96,330	—	96,330
Industrial	31,680	—	31,680
E-commerce	29,340	3,880	33,220
Other	1,220	12,460	13,680
Total	$319,820	$256,430	$576,250
During the three and nine months ended September 30, 2019 and 2018, adjustments to estimates of variable consideration for previously recognized revenue were insignificant. At September 30, 2019 and December 31, 2018, total opening and closing balances of contract assets and deferred revenue were not material.
5. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended September 30, 2019 are summarized as follows:

(dollars in thousands)	Horizon Americas

Balance at December 31, 2018	$4,500
Foreign currency translation	(300)
Balance at September 30, 2019	$4,200

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The gross carrying amounts and accumulated amortization of the Company’s other intangibles are summarized as follows.

	As of September 30, 2019
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships (2 – 20 years)	$162,940	$(129,020)	$33,920
Technology and other (3 – 15 years)	20,590	(14,630)	5,960
Trademark/Trade names (1 – 8 years)	150	(150)	—
Total finite-lived intangible assets	183,680	(143,800)	39,880
Trademark/Trade names, indefinite-lived	20,470	—	20,470
Total other intangible assets	$204,150	$(143,800)	$60,350

	As of December 31, 2018
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships (2 – 20 years)	$168,230	$(124,510)	$43,720
Technology and other (3 – 15 years)	20,490	(15,400)	5,090
Trademark/Trade names (1 – 8 years)	150	(150)	—
Total finite-lived intangible assets	188,870	(140,060)	48,810
Trademark/Trade names, indefinite-lived	20,590	—	20,590
Total other intangible assets	$209,460	$(140,060)	$69,400
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
Amortization expense related to intangible assets as included in the accompanying condensed consolidated statements of operations is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Technology and other, included in cost of sales	$260	$430	$980	$990
Customer relationships and Trademark/Trade names, included in selling, general and administrative expenses	1,410	1,600	3,820	4,650
Total amortization expense	$1,670	$2,030	$4,800	$5,640

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Inventories
Inventories consist of the following components:

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Finished goods	$80,440	$89,000
Work in process	12,880	16,160
Raw materials	47,830	47,040
Total inventories	$141,150	$152,200

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Property and Equipment, Net
Property and equipment, net consists of the following components:

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Land and land improvements	$440	$460
Buildings	20,460	18,680
Machinery and equipment	120,840	121,230
	141,740	140,370
Accumulated depreciation	(63,070)	(53,870)
Property and equipment, net	$78,670	$86,500
Depreciation expense included in the accompanying condensed consolidated statements of operations is as follows:

	Three months ended September 30,		Nine months ended September 30,
	(dollars in thousands)
	2019	2018	2019	2018
	(dollars in thousands)
Depreciation expense, included in cost of sales	$3,170	$2,960	$9,760	$8,630
Depreciation expense, included in selling, general and administrative expense	1,420	270	2,220	780
Total depreciation expense	$4,590	$3,230	$11,980	$9,410

8. Accrued and Other Long-term Liabilities

Accrued liabilities consist of the following components:

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Customer incentives	$12,700	$9,990
Customer claims	10,370	14,130
Accrued compensation	8,890	5,680
Accrued professional services	3,940	4,380
Restructuring	2,450	7,530
Deferred purchase price	750	3,400
Short-term tax liabilities	750	1,130
Cross currency swap	—	1,610
Other	13,170	10,670
Total accrued liabilities	$53,020	$58,520

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other long-term liabilities consist of the following components:

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Long-term tax liabilities	$6,220	$6,270
Deferred purchase price	2,440	30
Restructuring	1,980	2,580
Other	10,130	10,870
Total other long-term liabilities	$20,770	$19,750

9. Long-term Debt
The Company’s long-term debt consists of the following:

	September 30, 2019	December 31, 2018
	(dollars in thousands)
ABL Facility	$19,660	$61,570
First Lien Term Loan	25,010	190,520
Second Lien Term Loan	55,060	—
Convertible Notes	125,000	125,000
Bank facilities, capital leases and other long-term debt	14,470	18,990
Gross debt	239,200	396,080
Less:
Current maturities, long-term debt	24,270	13,860
Gross long-term debt	214,930	382,220
Less:
Unamortized debt issuance costs and original issuance discount on First Lien Term Loan	790	7,380
Unamortized debt issuance costs and discount on Second Lien Term Loan	13,800	—
Unamortized debt issuance costs and discount on Convertible Notes	19,610	24,190
Unamortized debt issuance costs and discount	34,200	31,570
Long-term debt	$180,730	$350,650
ABL Facility
In February 2019, the Company amended its existing revolving credit facility (the “ABL Facility”) to permit the Company to enter into the Senior Term Loan Agreement (as defined below) and make certain indebtedness, asset sale, investment and restricted payment baskets covenants more restrictive.
In March 2019, the Company amended the ABL Facility to permit the Company to enter into the Second Lien Term Loan Agreement (as defined below) and provide for certain other modifications of the ABL Facility. In particular, the ABL Facility was modified to increase the interest rate by 1.0%, reduce the total facility size to $90.0 million and limit the ability to incur additional indebtedness in the future.
In September 2019, the Company amended its existing ABL Facility to provide consent for the sale of APAC, provide consent for the Company’s prepayment of First Lien Term Loan, as discussed below, and increase the existing block by $5.0 million to a total block of $10.0 million, making the effective facility size $80.0 million.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The ABL Facility consists of (i) a U.S. sub-facility, in an aggregate principal amount of up to $85.0 million (subject to availability under a U.S.-specific borrowing base) (the “U.S. Facility”), (ii) a Canadian sub-facility, in an aggregate principal amount of up to $2.0 million (subject to availability under a Canadian-specific borrowing base) (the “Canadian Facility”), and (iii) a U.K. sub-facility in an aggregate principal amount of up to $3.0 million (subject to availability under a U.K.-specific borrowing base) (the “U.K. Facility”). All facilities under the ABL Facility mature on June 30, 2020 and are presented in “short-term borrowings and current maturities, long-term debt” in the accompanying September 30, 2019 condensed consolidated balance sheet.
The Company incurred debt issuance costs of approximately $0.5 million in connection with the September 2019 amendment of the ABL Facility. These debt issuance costs will be amortized into interest expense over the contractual term of the loan. The Company recognized $0.3 million and $0.8 million of amortization of debt issuance costs for the three and nine months ended September 30, 2019, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2018, respectively which are included in the accompanying condensed consolidated statements of operations. There were $2.0 million and $0.8 million of unamortized debt issuance costs included in other assets in the accompanying condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively. There was $19.7 million and $61.6 million outstanding under the ABL Facility as of September 30, 2019 and December 31, 2018, respectively, with a weighted average interest rate of 7.0% and 4.4%, respectively. Total letters of credit issued under the ABL Facility at September 30, 2019 and December 31, 2018 were $7.8 million and $3.4 million, respectively. The Company had $44.5 million and $10.3 million of availability under the ABL Facility as of September 30, 2019 and December 31, 2018, respectively.
First Lien Term Loan (formerly “Term Loan”)
In February 2019, the Company amended and restated the existing term loan agreement (the “First Lien Term Loan Agreement”) to permit the Company to enter into the Senior Term Loan Agreement and tightened certain indebtedness, asset sale, investment and restricted payment baskets.
In March 2019, the Company amended the existing term loan agreement (“Sixth Term Amendment”) to permit the Company to enter into the Second Lien Term Loan Agreement, amend certain financial covenants to make them less restrictive and make certain other affirmative and negative covenants more restrictive.
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
In May 2019, the Company entered into the seventh amendment to credit agreement (the “Seventh Term Amendment”) to amend the First Lien Term Loan Agreement, which extended its $100.0 million prepayment requirement from on or before March 31, 2020, to on or before May 15, 2020.
In September 2019, the Company amended the existing First Lien Term Loan Agreement (“Eighth Term Amendment”) to provide consent for the sale of the Company’s APAC segment, provide consent for the Company to meet its prepayment obligation of the First Lien Term Loan, remove prepayment penalties and make certain negative covenants less restrictive. In September 2019, the Company paid down a portion of its First Lien Term Loan’s outstanding principal plus fees and paid-in-kind interest in the amount of $172.9 million.
Pursuant to the Eighth Term Amendment, the prior first lien leverage covenant was eliminated and replaced with the secured net leverage ratio starting with the fiscal quarter ending December 31, 2020 as follows:
December 31, 2020: 6.00 to 1.00
March 31, 2021: 6.00 to 1.00
June 30, 2021 and each fiscal quarter ending thereafter: 5.00 to 1.00
In accordance with ASC 470-50, “Modifications and Extinguishments,” the Company recorded approximately $0.7 million of issuance costs in selling, general and administrative expense in the accompanying condensed consolidated statements of operations during the nine months ended September 30, 2019 and wrote off approximately $5.2 million of debt issuance costs due to the modification of the First Lien Term Loan for the September 19, 2019 amendment, which were recorded to selling, general and administrative expense within the accompanying condensed consolidated statements of operations.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recorded approximately $5.2 million and $8.7 million of unamortized debt issuance costs to interest expense for the three and nine months ended September 30, 2019, respectively, due to the extinguishment of debt for certain lenders in the loan syndicate in connection with the Sixth, Seventh and Eighth Term Amendments.
The Company recognized approximately $1.7 million and $4.4 million of amortization of debt issuance and discount cost for the three and nine months ended September 30, 2019, respectively, and $0.6 million and $1.4 million for the three and nine months ended September 30, 2018, respectively, which is included in the accompanying condensed consolidated statements of operations.
The Company recognized $3.0 million of paid-in-kind interest on the First Lien Term Loan for the nine months ended September 30, 2019. The Company had an aggregate principal amount outstanding of $25.0 million and $190.5 million as of September 30, 2019 and December 31, 2018, respectively, under the First Lien Term Loan bearing interest at 8.1% and 8.8%, respectively.
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
Second Lien Term Loan Agreement
In March 2019, the Company entered into a Credit Agreement (the “Second Lien Term Loan Agreement”) with Cortland Capital Markets Services LLC, as administrative agent and collateral agent, and Corre Partners Management L.L.C., as representative of the lenders, and the lenders party thereto. The Second Lien Term Loan Agreement provides for a term loan facility in the aggregate principal amount of $51.0 million and matures on September 30, 2021. The interest on the Second Lien Term Loan may be paid, at the Company’s election, in cash, at the customary eurocurrency rate plus a margin of 10.50% per annum, or in-kind, at the customary eurocurrency rate plus a margin of 11.50%. The Second Lien Term Loan Agreement is secured by a second lien on substantially the same collateral as the First Lien Term Loan and is subject to various affirmative and negative covenants including a secured net leverage ratio tested quarterly further detailed below.
In September 2019, the Company amended the existing Second Lien Term Loan Agreement (“Second Lien Amendment”) to remove the prepayment requirement related to the use of APAC sale proceeds and made certain negative covenants less restrictive. Pursuant to the Second Lien Amendment, the prior first lien leverage covenant was eliminated and replaced with the secured net leverage ratio starting with the fiscal quarter ending December 31, 2020, as outlined in the above section, First Lien Term Loan.
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

instruments and proceeds were allocated to each instrument on March 15, 2019 on a relative fair value basis: (i) $40.3 million; (ii) $5.3 million and (iii) $5.4 million, respectively.
The Series A Preferred Stock was not within the scope of ASC 480-10 and did not meet the criteria for liability classification. The Series A Preferred Stock was classified as temporary equity as of March 31, 2019, as the Series A Preferred Stock was entitled to receive two times its liquidation value in cash upon occurrence of a liquidation or deemed liquidation event, which is outside the control of the Company. After receipt of shareholder approval at the Company’s annual meeting of shareholders on June 25, 2019, the Series A Preferred Stock was automatically converted into 2,952,248 warrants and $5.3 million was reclassified to Common stock warrants within Shareholders’ equity in the Company’s condensed consolidated balance sheet. The warrants also do not meet the criteria for liability classification under ASC 480. However, the warrants meet the definition of a derivative under ASC 815, are determined to be indexed to the Company’s common stock and meet the requirements for equity classification pursuant to ASC 815-40.
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
Debt issuance costs of approximately $3.8 million and original issuance discount of approximately $1.0 million were incurred in connection with entry into the Second Lien Term Loan Agreement. The debt issuance and original issuance discount costs will be amortized into interest expense over the contractual term of the loan using the effective interest method. The Company had total unamortized debt issuance and discount costs of $13.8 million, all of which are recorded as a reduction of the debt balance on the Company’s accompanying condensed consolidated balance sheet as of September 30, 2019. The Company recognized $4.6 million of paid-in-kind interest on its Second Lien Term Loan for the nine months ended September 30, 2019.
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Covenant and Liquidity Matters
The ABL Facility matures on June 30, 2020, and as of September 30, 2019, had an outstanding balance of $19.7 million. The Company believes it has sufficient liquidity to operate its business. However, today it does not have the cash or liquidity to pay off the ABL Facility at maturity. If the Company cannot generate sufficient cash from operations to make the aforementioned payment at maturity, or enter into new or additional financing arrangements, it may result in an event of default because of the inability to meet all of its obligations under its credit agreements. Such a default, if not cured, would allow the lenders to accelerate the maturity of the debt, making it due and payable at that time, which would result in a cross default of other debt obligations.
The Company is in compliance with all of its financial covenants as of September 30, 2019.
10. Derivative Instruments
Foreign Currency Exchange Rate Risk
As of September 30, 2019, the Company was party to forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $3.9 million. The Company uses foreign currency forward contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain payments for contract manufacturing in its lower-cost manufacturing facilities. The foreign currency forward contracts hedge currency exposure between the Mexican peso and the U.S. dollar and mature at specified monthly settlement dates through December 2019. At inception, the Company designated the foreign currency forward contracts as cash flow hedges. Upon the performance of contract manufacturing or purchase of certain inventories the Company de-designates the foreign currency forward contract.
Financial Statement Presentation
The fair value carrying amount of the Company’s derivative instruments were recorded as follows:

		Asset / (Liability) Derivatives
	Balance Sheet Caption	September 30, 2019	December 31, 2018
		(dollars in thousands)
Derivatives designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$220	$1,910
Cross currency swap	Accrued liabilities	—	(2,480)
Total derivatives designated as hedging instruments		220	(570)
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	100	70
Total derivatives de-designated as hedging instruments		100	70
Total derivatives		$320	$(500)

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the amount of gain recognized in AOCI on derivatives (net of tax):

	Amount of Gain Recognized in AOCI on Derivatives (net of tax)
	As of September 30,	As of December 31,
	2019	2018
	(dollars in thousands)
Derivatives classified as cash flow hedges:
Foreign currency forward contracts	$220	$1,870
Cross currency swap	$—	$90
The following tables summarize the amounts reclassified from AOCI into earnings:

	Three months ended September 30,
	2019		2018
	Cost of sales	Interest expense	Cost of sales	Interest expense
	(dollars in thousands)
Total Amounts of Expense Line Items Presented in the Statement of Operations in Which the Effects of Cash Flow Hedges are Recorded	$(149,560)	$(24,120)	$(159,500)	$(7,590)
Amount of Gain Reclassified from AOCI into Earnings
Derivatives classified as cash flow hedges:
Foreign currency forward contracts	$350	$—	$440	$—
Cross currency swap	$—	$—	$—	$780

	Nine months ended September 30,
	2019		2018
	Cost of sales	Interest expense	Cost of sales	Interest expense
	(dollars in thousands)
Total Amounts of Expense Line Items Presented in the Statement of Operations in Which the Effects of Cash Flow Hedges are Recorded	$(460,010)	$(50,270)	$(472,120)	$(19,580)
Amount of Gain Reclassified from AOCI into Earnings
Derivatives classified as cash flow hedges:
Foreign currency forward contracts	$1,550	$—	$590	$—
Cross currency swap	$—	$900	$—	$4,000
Over the next 12 months, the Company expects to reclassify approximately $0.2 million of pre-tax deferred gains, related to the foreign currency forward contracts, from AOCI to cost of sales as contract manufacturing and inventory purchases are settled.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements
The fair value of the Company’s derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. The Company’s derivatives are recorded at fair value in its condensed consolidated balance sheets and are valued using pricing models that are primarily based on market observable external inputs, including spot and forward currency exchange rates, benchmark interest rates, and discount rates consistent with the instrument’s tenor, and consider the impact of the Company’s own credit risk, if any. Changes in counterparty credit risk are also considered in the valuation of derivative financial instruments. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 are shown below:

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
September 30, 2019
Foreign currency forward contracts	Recurring	$320	$—	$320	$—
December 31, 2018
Foreign currency forward contracts	Recurring	$1,980	$—	$1,980	$—
Cross currency swaps	Recurring	$(2,480)	$—	$(2,480)	$—

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Restructuring
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
The following table provides a summary of the Company’s consolidated restructuring liabilities and related activity for each type of exit cost as of and for the nine months ended September 30, 2019:

	Employee Costs	Facility Closure and Other Costs	Total
	(dollars in thousands)
Balance at January 1, 2019	$4,990	$5,120	$10,110
Payments and other(1)	(3,810)	$(1,870)	(5,680)
Balance at September 30, 2019	$1,180	$3,250	$4,430
(1)Other consists primarily of changes in the liability balance due to foreign currency translation in addition to reversals of charges.
The $4.4 million restructuring liability at September 30, 2019 includes $2.4 million of accrued liabilities and $2.0 million of other long-term liabilities.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Leases

The Company leases certain facilities, automobiles and equipment under non-cancellable operating leases. Our leases have remaining lease terms of one year to twelve years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. Leases with an initial term of twelve months or less are not recorded on the condensed consolidated balance sheets; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

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

Operating lease cost was $4.3 million and $13.3 million for the three and nine months ended September 30, 2019, respectively. Operating cash flows from operating leases were $4.6 million and $14.3 million for the three and nine months ended September 30, 2019, respectively. ROU assets obtained in exchange for operating lease obligations were $0.2 million and $15.0 million for the three and nine months ended September 30, 2019, respectively. The weighted average remaining term of these leases was approximately 6.7 years and the weighted average discount rate used to measure lease liabilities was approximately 8.7%.

In September 2019, the Company ceased use of its Troy, Michigan headquarters office lease. In conjunction with the lease abandonment, the Company accelerated the recognition of expense of its ROU asset and wrote it off, which resulted in a $4.3 million charge recorded in selling, general and administrative expense in the accompanying condensed consolidated statements of operations during the three and nine months ended September 30, 2019.

Maturities of lease liabilities were as follows as of September 30, 2019:

Years ending December 31,	Operating Leases
(dollars in thousands)
2019	$4,990
2020	14,120
2021	13,180
2022	11,270
2023	9,000
2024 and thereafter	29,900
Total lease payments	82,460
Less imputed interest	(21,720)
Present value of lease liabilities	$60,740

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Minimum payments for operating leases having initial or remaining non-cancellable lease terms in excess of one year at December 31, 2018, under ASC 840, are summarized below. This historical information has been retrospectively adjusted to reflect the removal of discontinued operations. Discontinued operations are further discussed in Note 3, “Discontinued Operations”.

December 31,	Minimum Payments
(dollars in thousands)
2019	$12,380
2020	11,350
2021	10,120
2022	7,350
2023	4,350
Thereafter	12,480
Total	$58,030
13. Contingencies
During the fourth quarter of 2018, the Company was notified by two OEM customers of potential claims related to product sold by Horizon Europe-Africa arising from potentially faulty components provided by a third party supplier. The claims resulted from the failure of products not functioning to specifications, but the claims do not allege any damage and only seek replacement of the product. During the first quarter of 2019, one of the claims resulted in a recall campaign, while the manner in which the other claim will be resolved was pending. The Company performed an assessment of the facts and circumstances for all asserted and unasserted claims and considered all factors including the Company’s recall insurance. Based on this assessment through March 31, 2019, the Company determined the probable range of the liability to be between $16.8 million and $20.0 million, with no amount within that range a better estimate than any other amount. As a result, the Company recorded a liability of $16.8 million and an asset of $11.1 million, which resulted in a $4.3 million charge during the first quarter of 2019.
On November 6, 2019, the Company reached a commercial settlement with an OEM customer that settles the exposure for certain claims related to the potentially faulty components for $5.5 million. Based on the facts and circumstances, the Company has determined that this settlement is a type I subsequent event which was recorded in its consolidated financial statements during the third quarter of 2019. As a result, the Company reduced its exposure related the claim by $4.3 million during the three months ended September 30, 2019.
As of September 30, 2019, the liability is $8.6 million due to ongoing replacement costs of potentially faulty components and is presented in “accrued liabilities” and the asset balance of $5.0 million is presented in “prepaid expenses and other current assets” in the accompanying September 30, 2019 condensed consolidated balance sheet. The asset recorded represents the amount the Company believes is probable of recovery and has appropriate legal basis for recovery in accordance with its recall insurance policy, which is further demonstrated by the recovery of $6.3 million of incurred costs related to the claim during the second and third quarter of 2019. The Company will continue its efforts to seek a reasonable commercial resolution, but we cannot give any assurances that the final resolution of the claims, if adverse to the Company, will not have a material adverse effect to its financial position, results of operations or cash flows.
14. Earnings (Loss) per Share
Basic loss per share is computed using net income (loss) attributable to Horizon Global and the number of weighted average shares outstanding. Diluted loss per share is computed using net income (loss) attributable to Horizon Global and the number of weighted average shares outstanding, adjusted to give effect to the assumed exercise of outstanding stock options and warrants, vesting of restricted shares outstanding, and conversion of the Convertible Notes.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the reconciliation of the numerator and the denominator of basic income (loss) per share attributable to Horizon Global and diluted income (loss) per share attributable to Horizon Global:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(dollars in thousands, except share and per share data)
Numerator:
Net loss from continuing operations	$(37,500)	$(37,110)	$(78,030)	$(167,590)
Income from discontinued operations, net of tax	$182,750	$4,110	$189,520	$9,670
Less: Net loss attributable to noncontrolling interest	$(260)	$(240)	$(840)	$(720)
Net income (loss) attributable to Horizon Global	$145,510	$(32,760)	$112,330	$(157,200)
Denominator:
Weighted average shares outstanding, basic	25,329,492	25,101,847	25,267,310	25,028,072
Dilutive effect of stock-based awards	—	—	—	—
Weighted average shares outstanding, diluted	25,329,492	25,101,847	25,267,310	25,028,072

Basic income (loss) per share attributable to Horizon Global
Continuing Operations	$(1.47)	$(1.47)	$(3.05)	$(6.67)
Discontinued Operations	$7.21	$0.16	$7.50	$0.39
Total	$5.74	$(1.31)	$4.45	$(6.28)
Diluted income (loss) per share attributable to Horizon Global
Continuing Operations	$(1.47)	$(1.47)	$(3.05)	$(6.67)
Discontinued Operations	$7.21	$0.16	$7.50	$0.39
Total	$5.74	$(1.31)	$4.45	$(6.28)

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Due to losses from continuing operations for the three and nine months ended September 30, 2019 and 2018, the effect of certain dilutive securities were excluded from the computation of weighted average diluted shares outstanding as inclusion would have resulted in anti-dilution. A summary of these anti-dilutive common stock equivalents is provided in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Number of options	53,321	220,726	61,184	285,538
Exercise price of options	$9.20 - $11.29	$9.20 - $11.29	$9.20 - $11.29	$9.20 - $11.29
Restricted stock units	1,524,778	629,507	1,101,855	685,286
Convertible Notes	5,005,000	5,005,000	5,005,000	5,005,000
Convertible Notes warrants	5,005,000	5,005,000	5,005,000	5,005,000
Second Lien Term Loan warrants	6,545,479	—	3,671,607	—
For purposes of determining diluted income (loss) per share, the Company has elected a policy to assume that the principal portion of the Convertible Notes, as described in Note 9, “Long-term Debt,” is settled in cash and the conversion premium is settled in shares. Therefore, the Company has adopted a policy of calculating the diluted income (loss) per share effect of the Convertible Notes using the treasury stock method. As a result, the dilutive effect of the Convertible Notes is limited to the conversion premium, which is reflected in the calculation of diluted loss per share as if it were a freestanding written call option on the Company’s shares. Using the treasury stock method, the Warrants issued in connection with the issuance of the Convertible Notes are considered to be dilutive when they are in the money relative to the Company’s average common stock price during the period. The Convertible Note Hedges purchased in connection with the issuance of the Convertible Notes are always considered to be anti-dilutive and therefore do not impact the Company’s calculation of diluted income (loss) per share.

15. Equity Awards
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options

The following table summarizes Horizon stock option activity from December 31, 2018 to September 30, 2019:

	Number of Stock Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	92,967	$10.40
Granted	—	—
Exercised	—	—
Canceled, forfeited	(39,646)	10.31
Expired	—	—
Outstanding at September 30, 2019	53,321	$10.43	5.8	$—
As of September 30, 2019, the unrecognized compensation cost related to stock options is immaterial. For the three and nine months ended September 30, 2019 and 2018, the stock-based compensation expense recognized by the Company related to stock options was immaterial. There was no aggregate intrinsic value of the outstanding options at September 30, 2019. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.
Restricted Shares
During the first nine months of 2019, the Company granted an aggregate of 1,527,322 restricted stock units and performance stock units to certain key employees. The total grants consisted of: (i) 353,592 time-based restricted stock units that vest on May 15, 2020; (ii) 5,000 time-based restricted stock units that vest on May 15, 2021; (iii) 411,373 time-based restricted stock units that vest on March 19, 2022 and (iv) 757,357 market-based performance stock units that vest on March 19, 2022 (the “2019 PSUs”).
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The grant date fair value of restricted stock units is expensed over the vesting period. Restricted stock unit fair values are based on the closing trading price of the Company’s common stock on the date of grant. Changes in the number of restricted shares outstanding for the period ended September 30, 2019 were as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	419,928	$9.75
Granted	1,527,322	3.46
Vested	(145,981)	7.40
Canceled, forfeited	(287,829)	4.02
Outstanding at September 30, 2019	1,513,440	$4.31
As of September 30, 2019, there was $4.1 million in unrecognized compensation costs related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.0 years.
The Company recognized approximately $0.9 million and $1.8 million of stock-based compensation expense related to restricted shares during the three and nine months ended September 30, 2019, respectively, and approximately $0.1 million and $1.5 million during the three and nine months ended September 30, 2018. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

16. Shareholders’ Equity
Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock, par value of $0.01 per share. There were no preferred shares outstanding at September 30, 2019 or December 31, 2018.
Common Stock
The Company is authorized to issue 400,000,000 shares of common stock, par value of $0.01 per share. At September 30, 2019, there were 26,073,894 shares of common stock issued and 25,387,388 shares of common stock outstanding. At December 31, 2018, there were 25,866,747 shares of common stock issued and 25,180,241 shares of common stock outstanding.
Common Stock Warrants
In connection with the Second Lien Term Loan the Company entered into in March 2019, the Company became obligated to issue 6.25 million detachable warrants to purchase common stock of the Company, which can be exercised on a cashless basis over a five year term with an exercise price of $1.50 per share.
The Company also issued 90,667 shares of Series A Preferred Stock in March 2019 in connection with the Second Lien Term Loan that were convertible into additional warrants upon receipt of shareholder approval of the issuance of such additional warrants and the shares of common stock issuable upon exercise thereof. The Series A Preferred Stock was presented as Temporary equity in the March 31, 2019 condensed consolidated balance sheet. Upon receipt of such shareholder approval on June 25, 2019, the 90,667 shares of Series A Preferred Stock were converted into 2,952,248 warrants. See Note 9, “Long-term Debt,” for additional information. As of September 30, 2019, warrants to purchase 6,487,674 shares of common stock were issued and remain outstanding.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income (“AOCI”)
Changes in AOCI by component, net of tax, for the nine months ended September 30, 2019 are summarized as follows:

	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance at January 1, 2019	$1,960	$5,800	$7,760
Net unrealized gains arising during the period	730	(30)	700
Less: Net realized gains reclassified to net loss	2,450	—	2,450
Amounts reclassified from AOCI	(20)	(17,240)	(17,260)
Net current-period change	(1,740)	(17,270)	(19,010)
Balance at September 30, 2019	$220	$(11,470)	$(11,250)
Changes in AOCI by component, net of tax, for the nine months ended September 30, 2018 are summarized as follows:

	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance at January 1, 2018	$(310)	$10,880	$10,570
Net unrealized gains (losses) arising during the period (a)	6,850	(4,330)	2,520
Less: Net realized losses reclassified to net loss (b)	3,890	—	3,890
Net current-period change	2,960	(4,330)	(1,370)
Balance at September 30, 2018	$2,650	$6,550	$9,200
__________________________
(a) Derivative instruments, net of income tax expense of $(1.3) million. See Note 10, “Derivative Instruments,” for further details.
(b) Derivative instruments, net of income tax expense of $0.9 million. See Note 10, “Derivative Instruments,” for further details.

17. Segment Information
The Company groups its business into operating segments by the region in which sales and manufacturing efforts are focused, which are grouped on the basis of similar product, market and operating factors. Each operating segment has discrete financial information evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance. The Company reports the results of its business in two operating segments: Horizon Americas and Horizon Europe-Africa. Horizon Americas is comprised of the Company’s North American and South American operations. Horizon Europe-Africa is comprised of the European and South African operations. See below for further information regarding the types of products and services provided within each operating segment.
Previously, the Company had three reportable segments. However, as a result of its sale in the third quarter of 2019, we have removed APAC as a separate operating segment and its results are presented as a discontinued operation in the accompanying condensed consolidated financial statements. Historical information has been retrospectively adjusted to reflect these changes. Please see Note 3, “Discontinued Operations,” for additional information.
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Horizon Europe‑Africa - With a product offering similar to Horizon Americas, Horizon Europe-Africa focuses its sales and manufacturing efforts in the Europe and Africa regions of the world.

The following table presents the Company’s operating segment activity:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Net Sales
Horizon Americas	$96,220	$115,510	$300,670	$319,820
Horizon Europe-Africa	81,630	78,520	247,500	256,430
Total	$177,850	$194,030	$548,170	$576,250
Operating Profit (Loss)
Horizon Americas	$(2,230)	$7,270	$5,760	$4,730
Horizon Europe-Africa	1,730	(31,370)	120	(132,150)
Corporate	(12,260)	(5,800)	(29,360)	(28,950)
Total	$(12,760)	$(29,900)	$(23,480)	$(156,370)
18. Income Taxes
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
The effective income tax rate from continuing operations was 2.6% and 2.9% for the three and nine months ended September 30, 2019, respectively. The difference between the effective tax rate and the U.S. statutory tax rate of 21% primarily relates to the valuation allowance recorded in the U.S. and several foreign jurisdictions, which results in no income tax benefit recognized for jurisdictional pretax losses. For the three and nine months ended September 30, 2018, the effective income tax rates were 3.7% and 8.6%, respectively.
As a result of the Company’s sale of APAC, the Company recorded $30.3 million tax expense, which is presented in income from discontinued operations, net of tax, in the accompanying condensed consolidated statements of operations for three and nine month ended September 30, 2019. During the third quarter of 2019, the Company recognized the benefit of a worthless stock deduction for one of its German subsidiaries. A tax benefit was recorded to fully offset the $30.3 million expense recognized on sale, which is presented in income from discontinued operations, net of tax, in the accompanying condensed consolidated statements of operations for three and nine month ended September 30, 2019. The Company believes that it is more likely than not that the Company will realize the income tax benefit of this worthless stock deduction in 2019, to the extent of tax expense associated with the Company’s sale of APAC.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis. In completing this evaluation, the Company considers all available evidence in order to determine whether, based on the weight of the evidence, a valuation allowance is necessary. Full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries will be maintained until sufficient positive evidence exists to reduce or eliminate them. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include, but are not limited to, recent historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences, tax planning strategies and projected future impacts attributable to the Tax Act. If, based upon the weight of available evidence,

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. As of September 30, 2019, the Company believes that it is more likely than not that the recorded deferred tax assets will be realized. The Company has recently experienced pre-tax losses. If the Company continues to experience losses, management may determine a valuation allowance against certain of its deferred tax assets is necessary.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Other Expense, Net

Other expense, net consists of the following components:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Loss on sale of business	$—	$—	$(3,630)	$—
Foreign currency gain / (loss)	(1,180)	(530)	(1,800)	(1,070)
Customer pay discounts	(300)	(610)	(1,220)	(1,400)
Accretion arising from lease recovery	(30)	(50)	(100)	(200)
Brazil acquisition indemnification asset	—	(290)	—	(1,410)
Brink acquisition ticking fee	—	—	—	(5,130)
Other	(130)	440	140	1,800
Total	$(1,640)	$(1,040)	$(6,610)	$(7,410)

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

Overview
Horizon Global Corporation (“Horizon,” “Horizon Global,” “we,” or the “Company”) is a leading designer, manufacturer and distributor of a wide variety of high-quality, custom-engineered towing, trailering, cargo management and other related accessory products on a global basis, primarily serving the automotive aftermarket, retail and original equipment manufacturers (“OEMs”) and original equipment servicers (“OESs”) (collectively, “OEs”) channels. The Company supports its customers within the agricultural, automotive, construction, horse/livestock, industrial, marine, military, recreational, trailer and utility markets primarily through a regional service model.
Horizon Global reports its business in two operating segments: Horizon Americas and Horizon Europe-Africa. See Note 17, “Segment Information,” included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” within this quarterly report on Form 10-Q for further description of the Company’s operating segments.
Critical factors affecting our ability to succeed include:

•	Our ability to realize the expected economic benefits of the changes made to our manufacturing and distribution footprint and management team during 2018 and 2019

•	Our ability to quickly and cost-effectively introduce new products

•
Our ability to continue to integrate acquired companies or products that have historically supplemented existing product lines, add new distribution channels and expand our geographic coverage and realize desired operating efficiencies

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
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
We report shipping and handling expenses associated with Horizon Americas’ distribution network as an element of selling, general and administrative expenses in our consolidated statements of operations. As such, gross margins for Horizon Americas may not be comparable to those of Horizon Europe-Africa, which primarily rely on third-party distributors, for which all costs are included in cost of sales.
Segment Information and Supplemental Analysis
Previously, the Company had three reportable segments. However, as a result of the divestiture of Horizon Asia-Pacific (“APAC”) in the third quarter of 2019, we have removed APAC as a separate operating segment and its results are presented as a discontinued operation. Historical information has been retrospectively adjusted to reflect these changes. Please see Note 3, “Discontinued Operations,” and Note 17, “Segment Information” for additional information.
The following table summarizes financial information for our operating segments for the three months ended September 30, 2019 (“3Q19”) and 2018 (“3Q18”):

	Three months ended September 30,				Change		Constant Currency Change
	2019	As a Percentage of Net Sales	2018	As a Percentage of Net Sales	$	%	$	%
	(dollars in thousands)
Net Sales
Horizon Americas	$96,220	54.1%	$115,510	59.5%	$(19,290)	(16.7%)	$(19,280)	(16.7%)
Horizon Europe-Africa	81,630	45.9%	78,520	40.5%	3,110	4.0%	6,990	8.9%
Total	$177,850	100.0%	$194,030	100.0%	$(16,180)	(8.3%)	$(12,290)	(6.3%)
Gross Profit
Horizon Americas	$17,270	17.9%	$27,780	24.0%	$(10,510)	(37.8%)	$(10,460)	(37.7%)
Horizon Europe-Africa	11,020	13.5%	6,750	8.6%	4,270	63.3%	4,800	71.1%
Total	$28,290	15.9%	$34,530	17.8%	$(6,240)	(18.1%)	$(5,660)	(16.4%)
Selling, General and Administrative Expenses
Horizon Americas	$19,500	20.3%	$20,460	17.7%	$(960)	(4.7%)	$(940)	(4.6%)
Horizon Europe-Africa	9,330	11.4%	11,370	14.5%	(2,040)	(17.9%)	(1,600)	(14.1%)
Corporate	12,270	6.9%	5,850	3.0%	6,420	109.7%	N/A	N/A
Total	$41,100	23.1%	$37,680	19.4%	$3,420	9.1%	$(2,540)	15.8%
Operating Profit (Loss)
Horizon Americas	$(2,230)	(2.3)%	$7,270	6.3%	$(9,500)	(130.7%)	$(9,480)	(130.4%)
Horizon Europe-Africa	1,730	2.1%	(31,370)	(40.0)%	33,100	(105.5%)	33,200	(105.8%)
Corporate	(12,260)	(6.9)%	(5,800)	(3.0)%	(6,460)	111.4%	N/A	N/A
Total	$(12,760)	(7.2)%	$(29,900)	(15.4)%	$17,140	(57.3%)	$23,720	22.0%
(1) Corporate calculated as a percentage of total net sales.

Non-GAAP Financial Measures

The Company’s management utilizes Adjusted EBITDA as the key measure of company and segment performance and for planning and forecasting purposes, as management believes this measure is most reflective of the operational profitability or loss of the Company and its operating segments and provides management and investors with information to evaluate the operating performance of its business and is representative of its performance used to measure certain of its financial covenants, further discussed in the Liquidity and Capital Resources section below. Adjusted EBITDA should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income attributable to Horizon Global, which is the most directly comparable financial measure to Adjusted EBITDA that is prepared in accordance with U.S. GAAP. Adjusted EBITDA, as determined and measured by Horizon Global, should also not be compared to similarly titled measures reported by other companies. The Company also uses operating income (loss) to measure stand alone segment performance.

Adjusted EBITDA is defined as net income attributable to Horizon Global before interest expense, income taxes, depreciation and amortization, and before certain items, as applicable, such as severance, restructuring, relocation and related business disruption costs, impairment of goodwill and other intangibles, non-cash stock compensation, certain product liability recall and litigation claims, acquisition and integration costs, gains (losses) on business divestitures and other assets, board transition support and non-cash unrealized remeasurement costs.

The following table summarizes Adjusted EBITDA for our operating segments for 3Q19:

	Three months ended September 30, 2019
	Horizon Americas	Horizon Europe-Africa	Corporate	Consolidated
	(dollars in thousands)
Net income attributable to Horizon Global				$145,510
Net loss attributable to noncontrolling interest				(260)
Net income				145,250
Interest expense				24,120
Income tax benefit				(1,020)
Depreciation and amortization				6,250
EBITDA	(940)	1,380	174,160	174,600
Net loss attributable to noncontrolling interest	—	260	—	260
Income from discontinued operations, net of tax	—	—	(182,750)	(182,750)
Severance	—	—	1,620	1,620
Restructuring, relocation and related business disruption costs	(200)	—	4,250	4,050
Non-cash stock compensation	—	—	850	850
(Gain) loss on business divestitures and other assets	320	—	(1,320)	(1,000)
Product liability and litigation claims	820	(4,270)	—	(3,450)
Debt issuance costs	—	—	530	530
Unrealized remeasurement costs	240	650	300	1,190
Other (income) expense, net	310	2,720	(1,980)	1,050
Adjusted EBITDA	$550	$740	$(4,340)	$(3,050)

The following table summarizes Adjusted EBITDA for our operating segments for 3Q18:

	Three months ended September 30, 2018
	Horizon Americas	Horizon Europe-Africa	Corporate	Consolidated
	(dollars in thousands)
Net loss attributable to Horizon Global				$(32,760)
Net loss attributable to noncontrolling interest				(240)
Net loss				(33,000)
Interest expense				7,590
Income tax benefit				(1,420)
Depreciation and amortization				5,090
EBITDA	8,030	(31,560)	1,790	(21,740)
Net loss attributable to noncontrolling interest	—	230	—	230
Income from discontinued operations, net of tax	—	—	(4,110)	(4,110)
Severance	660	—	—	660
Restructuring, relocation and related business disruption costs	4,220	1,370	—	5,590
Impairment of goodwill and other intangibles	—	26,640	—	26,640
Non-cash stock compensation	—	—	230	230
Acquisition and integration costs	—	70	1,130	1,200
(Gain) loss on business divestitures and other assets	650	—	—	650
Unrealized remeasurement costs	110	530	(110)	530
Other (income) expense, net	570	2,650	(3,290)	(70)
Adjusted EBITDA	$14,240	$(70)	$(4,360)	$9,810

Results of Operations Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Consolidated net sales decreased $16.2 million, or 8.3%, to $177.9 million in 3Q19, as compared with $194.0 million in 3Q18. As noted in the following segment results discussions, the decrease in net sales was primarily attributable to a decrease in net sales in Horizon Americas of $19.3 million primarily attributable to lower shipping volumes in the aftermarket, retail and e-commerce sales channels, partially offset by an increase in net sales of $3.1 million in Horizon Europe-Africa. After adjusting for currency translation impacts, Horizon Europe-Africa net sales were up $7.0 million primarily attributable to higher volumes in the automotive OEM and automotive OES sales channels.
Gross profit margin (gross profit as a percentage of net sales) was 15.9% and 17.8% for 3Q19 and 3Q18, respectively. Negatively impacting gross profit margin were unfavorable costs and operating inefficiencies in Horizon Americas, driven by tariff costs and the timing and inability to fully recover operating input cost increases through customer pricing actions, partially offset by favorable margins in Europe-Africa primarily driven by favorable currency translation between the U.S. dollar and euro.
Selling, general and administrative (“SG&A”) expenses increased $3.4 million primarily attributable to $5.3 million of lease abandonment and leasehold improvement charges related to the Company’s departure from its headquarters lease, partially offset by back office and support costs savings in Horizon Americas and Horizon Europe-Africa as a result of prior year restructuring and business rationalization projects.
Operating margin (operating profit (loss) as a percentage of net sales) was (7.2)% and (15.4)% in 3Q19 and 3Q18, respectively. Operating loss improved by $17.1 million to an operating loss of $12.8 million in 3Q19, from an operating loss of $29.9 million in 3Q18, primarily attributable to a goodwill impairment charge of approximately $26.6 million in Horizon Europe-Africa, offset by lower net sales and gross profit.
Other expense, net increased $0.6 million to $1.6 million in 3Q19, as compared to $1.0 million in 3Q18 primarily attributable to $0.7 million of additional foreign currency loss in 3Q19.
Interest expense increased $16.5 million to $24.1 million in 3Q19, compared to $7.6 million in 3Q18. Interest expense increased because of $50.0 million of additional borrowings on the First Lien Term Loan (as defined below) in July 2018 and $51.0 million of additional borrowings on the Second Lien Term Loan (as defined below) in March 2019, which resulted in higher borrowings as well as higher interest rates compared to 3Q18. In addition, the Company recorded $5.2 million of unamortized debt issuance costs due to its debt refinancing and modifications.
The effective income tax rate for continuing operations for 3Q19 and 3Q18 was 2.6% and 3.7%, respectively. The lower effective income tax rate in 3Q19 is primarily attributable to a decrease in tax benefits related to the year-end 2018 recognition of certain jurisdictional valuation allowances including the U.S., offset by certain aspects of U.S. tax reform, resulting in a decreased 2019 tax benefit.
Net loss from continuing operations decreased by $0.4 million to a net loss of $37.5 million in 3Q19, compared to a net loss from continuing operations of $37.1 million in 3Q18 related to the operating results discussed above.
Income from discontinued operations, net of tax is primarily attributable to the $180.5 million gain that was recognized when the Company completed the sale of APAC during 3Q19. As a result, APAC has been presented as discontinued operations in our condensed consolidated financial statements in accordance with FASB ASC No. 205, Discontinued Operations. See Note 3, “Discontinued operations,” included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” within this quarterly report on Form 10-Q for further description of the Company’s discontinued operations.
See below for a discussion of operating results by segment.

Horizon Americas
Net sales by sales channel, in thousands, for Horizon Americas during 3Q19 and 3Q18 are as follows:

	Three months ended September 30,		Change
	2019	2018	$	%
Net Sales
Automotive OEM	$21,050	$20,320	$730	3.6%
Automotive OES	1,960	1,700	260	15.3%
Aftermarket	26,920	38,470	(11,550)	(30.0)%
Retail	26,600	29,600	(3,000)	(10.1)%
Industrial	7,650	11,160	(3,510)	(31.5)%
E-commerce	12,040	13,750	(1,710)	(12.4)%
Other	—	510	(510)	N/A
Total	$96,220	$115,510	$(19,290)	(16.7)%

Net sales decreased $19.3 million to $96.2 million in 3Q19, as compared to $115.5 million in 3Q18, primarily attributable to a $20.7 million decrease due to lower sales volumes from softening in demand primarily in the aftermarket, retail and industrial channels, and a $2.4 million increase in sales returns and allowances. The net sales decrease was partially offset by $4.3 million in 2019 pricing increases, which were implemented to recover increased material and input costs and offset higher import tariffs, which took effect during 2018 and were increased during 2019.
Horizon Americas’ gross profit decreased by $10.5 million to $17.3 million in 3Q19 compared to $27.8 million 3Q18. The decrease in gross profit margin reflects the changes in sales detailed above. Additionally, gross profit was impacted by the following:

–	$3.3 million unfavorable material input costs primarily related to higher freight and tariff costs

–	$3.0 million unfavorable manufacturing costs; and

–	$3.0 million higher scrap costs and inventory reserves; partially offset by

–	$2.7 million of prior-year comparable period restructuring and footprint rationalization projects and related cost inefficiencies that did not reoccur; and

–	$2.4 million in lower outbound freight costs
SG&A expenses decreased $1.0 million to $19.5 million, or 20.3% of net sales, in 3Q19, as compared to $20.5 million, or 17.7% of net sales, in 3Q18. The decrease in SG&A expenses was attributable to the following:

–	$3.5 million in prior-year comparable period organizational restructuring efforts and costs that did not reoccur, partially offset by

–	$1.6 million additional professional fees and litigation claims; and

–	$0.8 million increased allowance for doubtful accounts
Horizon Americas’ had an operating loss of $2.2 million, or (2.3)% of net sales, in 3Q19, which decreased $9.5 million compared to an operating profit of $7.3 million, or 6.3% of net sales, in 3Q18. Operating profit and operating margin decreased primarily due to the decreased net sales and additional operating costs discussed above.

Horizon Europe-Africa
Net sales by sales channel, in thousands, for Horizon Europe-Africa during 3Q19 and 3Q18 are as follows:

	Three months ended September 30,		Change
	2019	2018	$	%
Net Sales
Automotive OEM	$43,200	$40,650	$2,550	6.3%
Automotive OES	16,510	12,600	3,910	31.0%
Aftermarket	19,840	19,980	(140)	(0.7)%
Industrial	780	—	780	N/A
E-commerce	560	1,290	(730)	(56.6)%
Other	740	4,000	(3,260)	(81.5)%
Total	$81,630	$78,520	$3,110	4.0%
Net sales increased by $3.1 million, or 4.0%, to $81.6 million in 3Q19 compared to $78.5 million in 3Q18. Net sales were impacted by $3.9 million of unfavorable foreign currency translation, primarily driven by the weakening of the euro in relation to the U.S. dollar. After adjusting for currency translation impacts, net sales were up $7.0 million. The increase is primarily related to higher sales volumes in the Automotive OEM and Automotive OES channels, partially offset by $3.1 million decrease related to the Company’s divestiture of its non-automotive business in the first quarter of 2019.
Horizon Europe-Africa’s gross profit increased by $4.3 million, or 63.3%, to $11.0 million, or 13.5% of net sales, in 3Q19, compared to $6.8 million, or 8.6% of net sales, in 3Q18. The increase in gross profit margin reflects the changes in sales detailed above. In addition, gross profit was impacted by the following:

–	$4.3 million favorable expense recovery related to the settlement of potential product liability claims (see Note 13, “Contingencies”) with one OEM customer
SG&A expenses decreased by $2.0 million to $9.3 million, or 11.4% of net sales, in 3Q19, as compared to $11.4 million, or 14.5% of net sales, in 3Q18. The increase in SG&A expenses was primarily attributable to the following:

–	$1.3 million of additional costs incurred in the prior-year period related to restructuring and footprint rationalization projects that did not reoccur; and

–	$0.7 million reduction in personnel and compensation costs
Horizon Europe-Africa’s operating profit (loss) increased by $33.1 million to an operating profit of $1.7 million, or 2.1% of net sales, in 3Q19, as compared to an operating loss of $31.4 million, or (40.0)% of net sales, in 3Q18, partially as a result of the operating performance discussed above. In addition, operating loss was impacted by a $26.6 million goodwill impairment charge recorded in 3Q18.
Corporate Expenses  Corporate expenses included in operating loss increased $6.5 million to $12.3 million in 3Q19, as compared to $5.8 million expense in 3Q18, primarily attributable to $5.3 million of lease abandonment and leasehold improvement charges related to the Company’s departure from its headquarters lease, coupled with $1.6 million of severance costs related to the separation agreement reached with our former chief executive officer.

The following table summarizes financial information for our operating segments for the nine months ended September 30, 2019 (“3Q19 YTD”) and nine months ended September 2018(“3Q18 YTD”):

	Nine months ended September 30,				Change		Constant Currency Change
	2019	As a Percentage of Net Sales	2018	As a Percentage of Net Sales	$	%	$	%
	(dollars in thousands)
Net Sales
Horizon Americas	$300,670	54.8%	$319,820	55.5%	$(19,150)	(6.0)%	$(18,670)	(5.8)%
Horizon Europe-Africa	247,500	45.2%	256,430	44.5%	(8,930)	(3.5)%	7,440	2.9%
Total	$548,170	100.0%	$576,250	100.0%	$(28,080)	(4.9)%	$(11,230)	(1.9)%
Gross Profit
Horizon Americas	$62,080	20.6%	$73,750	23.1%	$(11,670)	(15.8)%	$(11,480)	(15.6)%
Horizon Europe-Africa	26,080	10.5%	30,380	11.8%	(4,300)	(14.2)%	(2,730)	(9.0)%
Total	$88,160	16.1%	$104,130	18.1%	$(15,970)	(15.3)%	$(14,210)	(13.6)%
Selling, General and Administrative Expenses
Horizon Americas	$56,360	18.7%	$68,730	21.5%	$(12,370)	(18.0)%	$(12,210)	(17.8)%
Horizon Europe-Africa	27,410	11.1%	36,480	14.2%	(9,070)	(24.9)%	(7,190)	(19.7)%
Corporate	29,370	5.4%	29,000	5.0%	370	1.3%	N/A	N/A
Total	$113,140	20.6%	$134,210	23.3%	$(21,070)	(15.7)%	$(19,400)	(1.2)%
Operating Profit (Loss)
Horizon Americas	$5,760	1.9%	$4,730	1.5%	$1,030	21.8%	$1,060	22.4%
Horizon Europe-Africa	120	—%	(132,150)	(51.5%)	132,270	(100.1)%	132,060	(99.9)%
Corporate	(29,360)	(5.4)%	(28,950)	(5.0%)	(410)	1.4%	N/A	N/A
Total	$(23,480)	(4.3)%	$(156,370)	(27.1%)	$132,890	(85.0)%	$133,120	0.1%
(1) Corporate calculated as a percentage of total net sales.

The following table summarizes Adjusted EBITDA for our operating segments for 3Q19 YTD:

	Nine months ended September 30, 2019
	Horizon Americas	Horizon Europe-Africa	Corporate	Consolidated
	(dollars in thousands)
Net income attributable to Horizon Global				$112,330
Net loss attributable to noncontrolling interest				(840)
Net income				111,490
Interest expense				50,270
Income tax benefit				(2,330)
Depreciation and amortization				16,790
EBITDA	10,100	(3,770)	169,890	176,220
Net loss attributable to noncontrolling interest	—	840	—	840
Income from discontinued operations, net of tax	—	—	(189,520)	(189,520)
Severance	(200)	10	1,620	1,430
Restructuring, relocation and related business disruption costs	1,110	(1,410)	4,250	3,950
Non-cash stock compensation	—	—	1,820	1,820
(Gain) loss on business divestitures and other assets	1,280	3,630	—	4,910
Board transition support	—	—	1,450	1,450
Product liability and litigation claims	820	50	—	870
Debt issuance costs	—	—	2,660	2,660
Unrealized remeasurement costs	160	1,210	440	1,810
Other (income) expense, net	730	8,140	(7,120)	1,750
Adjusted EBITDA	$14,000	$8,700	$(14,510)	$8,190

The following table summarizes Adjusted EBITDA for our operating segments for 3Q18 YTD:

	Nine months ended September 30, 2018
	Horizon Americas	Horizon Europe-Africa	Corporate	Consolidated
	(dollars in thousands)
Net loss attributable to Horizon Global				$(157,200)
Net loss attributable to noncontrolling interest				(720)
Net loss				(157,920)
Interest expense				19,580
Income tax benefit				(15,770)
Depreciation and amortization				15,070
EBITDA	7,260	(132,630)	(13,670)	(139,040)
Net loss attributable to noncontrolling interest	—	720	—	720
Income from discontinued operations, net of tax	—	—	(9,670)	(9,670)
Severance	5,010	1,560	2,750	9,320
Restructuring, relocation and related business disruption costs	11,830	2,820	—	14,650
Impairment of goodwill and other intangibles	—	125,770	—	125,770
Non-cash stock compensation	—	—	1,440	1,440
Acquisition and integration costs	—	1,390	16,130	17,520
(Gain) loss on business divestitures and other assets	1,490	—	—	1,490
Unrealized remeasurement costs	110	750	200	1,060
Other (income) expense, net	2,160	8,310	(10,710)	(240)
Adjusted EBITDA	$27,860	$8,690	$(13,530)	$23,020

Results of Operations Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018
Overall, net sales decreased $28.1 million, or 4.9%, to $548.2 million for 3Q19 YTD, as compared with $576.3 million in 3Q18 YTD. As noted in the following segment results discussions, the decrease in net sales was primarily attributable to a decrease in Horizon Americas and Horizon Europe-Africa of $19.2 million and $8.9 million, respectively.
Gross profit margin (gross profit as a percentage of sales) approximated 16.1% and 18.1% for 3Q19 YTD and 3Q18 YTD, respectively. Negatively impacting gross profit margin were unfavorable costs driven by tariff costs and the timing and inability to fully recover operating input cost increases through customer pricing actions in Horizon Americas and unfavorable net sales and cost mix in Europe-Africa, primarily driven by unfavorable currency translation in 3Q19 YTD compared to 3Q18 YTD.
Operating margin (operating loss as a percentage of sales) approximated (4.3)% and (27.1)% for 3Q19 YTD and 3Q18 YTD, respectively. Operating loss decreased $132.9 million to an operating loss of $23.5 million for 3Q19 YTD, compared to an operating loss of $156.4 million for 3Q18 YTD, primarily due to the impairment of goodwill and intangible assets totaling approximately $125.8 million in our Horizon Europe-Africa operating segment in 3Q18 YTD. In addition, higher commodity costs in Horizon Americas and Horizon Europe-Africa operating segments negatively impacted operating profit.
SG&A expenses decreased $21.1 million primarily due to realized savings from prior-year restructuring and business rationalization projects.
Other income (expense), net decreased $0.8 million to $6.6 million for 3Q19 YTD compared to $7.4 million for 3Q18 YTD, primarily due to prior-year period costs in connection with the termination of the Brink Group acquisition of $5.1 million, partially offset by a $3.6 million loss on sale related to the Company’s divestiture of non-automotive business assets in Europe-Africa in the first quarter of 2019.
Interest expense increased $30.7 million, to $50.3 million, for 3Q19 YTD, as compared to $19.6 million for 3Q18 YTD. Interest expense increased because of $50.0 million of additional borrowings on the First Lien Term Loan in July 2018 and $51.0 million of additional borrowings on the Second Lien Term Loan in March 2019, which resulted in higher borrowings as well as higher interest rates compared to 3Q18 YTD. In addition, the Company recorded $8.7 million of unamortized debt issuance costs due to its debt refinancing and modifications.
The effective income tax rate for 3Q19 YTD and 3Q18 YTD was 2.9% and 8.6%, respectively. The lower effective income tax rate for 3Q19 YTD was primarily attributable to an decrease in tax benefits related to the year-end 2018 recognition of certain jurisdictional valuation allowances including the U.S., offset by certain aspects of U.S. tax reform, resulting in a decreased 2019 tax benefit.
Net loss from continuing operations decreased by $89.6 million, to a net loss of $78.0 million for 3Q19 YTD, compared to a net loss of $167.6 million for 3Q18 YTD. The decrease is attributable to a $132.9 million decrease in operating loss, primarily driven by the impairment of goodwill and intangible assets in 3Q18 YTD.
Income from discontinued operations, net of tax is primarily attributable to the $180.5 million gain that was recognized when the Company completed the sale of its Horizon Asia-Pacific operating segment (“APAC”) during 3Q 2019. As a result, APAC has been presented as discontinued operations in our condensed consolidated financial statements in accordance with FASB ASC No. 205, Discontinued Operations. See Note 3, “Discontinued operations,” included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” within this quarterly report on Form 10-Q for further description of the Company’s discontinued operations.
See below for a discussion of operating results by segment.

Horizon Americas
Net sales by sales channel, in thousands, for Horizon Americas during 3Q19 YTD and 3Q18 YTD are as follows:

	Nine months ended September 30,		Change
	2019	2018	$	%
Net Sales
Automotive OEM	$64,970	$60,320	$4,650	7.7%
Automotive OES	5,380	4,230	1,150	27.2%
Aftermarket	79,910	96,700	(16,790)	(17.4)%
Retail	88,230	96,330	(8,100)	(8.4)%
Industrial	23,860	31,680	(7,820)	(24.7)%
E-commerce	38,300	29,340	8,960	30.5%
Other	20	1,220	(1,200)	N/A
Total	$300,670	$319,820	$(19,150)	(6.0)%
Net sales decreased $19.1 million to $300.7 million in 3Q19 YTD, as compared to $319.8 million in 3Q18 YTD, primarily attributable to a $24.5 million decrease due to lower sales volumes from softening in demand primarily in the aftermarket, retail and industrial channels, partially offset by an increase in volumes in the E-commerce and automotive OEM sales channels, as well as a $4.7 million increase in sales returns and allowances. The net sales decrease was partially offset by $11.2 million in 2019 pricing increases, which were implemented to recover increased material and input costs and offset higher import tariffs, which took effect during 2018 and were increased during 2019.
Horizon Americas’ gross profit decreased $11.7 million to $62.1 million in 3Q19 YTD, as compared to $73.8 million in 3Q18 YTD. The decrease in gross profit margin reflects the changes in sales detailed above. Additionally, gross profit was impacted by the following:

–	$9.1 million unfavorable material input costs primarily related to higher freight and tariff costs

–	$8.5 million unfavorable manufacturing costs; and

–	$4.6 million higher scrap costs and inventory reserves; partially offset by

–	$8.0 million of prior-year comparable period restructuring and footprint rationalization projects and related cost inefficiencies that did not reoccur; and

–	$3.6 million in lower outbound freight costs

SG&A expenses decreased $12.4 million to $56.4 million, or 18.7% of net sales in 3Q19 YTD, as compared to $68.7 million, or 21.5% of net sales, in 3Q18 YTD. The decrease in SG&A expenses was attributable to the following:

–	$8.8 million decrease related to prior-year organizational restructuring efforts and business footprint rationalization that did nor reoccur;

–	$4.0 million of lower personnel and compensation costs; and

–	$1.4 million of lower sales and marketing costs
Horizon Americas’ operating profit increased $1.0 million to an operating profit of $5.8 million, or 1.9% of net sales, in 3Q19 YTD, as compared to an operating profit of $4.7 million, or 1.5% of net sales, in 3Q18 YTD. Operating profit and operating margin increased primarily due to impacts of the prior-year comparable period organizational restructuring efforts and business footprint rationalization efforts, partially offset by the lower net sales and additional operating costs discussed above.
Horizon Europe-Africa
Net sales by sales channel, in thousands, for Horizon Europe-Africa during 3Q19 YTD and 3Q18 YTD are as follows:

	Nine months ended September 30,		Change
	2019	2018	$	%
Net Sales
Automotive OEM	$137,900	$134,930	$2,970	2.2%
Automotive OES	45,840	39,980	5,860	14.7%
Aftermarket	56,200	65,180	(8,980)	(13.8)%
Industrial	2,340	—	2,340	N/A
E-commerce	1,650	3,880	(2,230)	(57.5)%
Other	3,570	12,460	(8,890)	(71.3)%
Total	$247,500	$256,430	$(8,930)	(3.5)%
Net sales decreased $8.9 million, or 3.5%, to $247.5 million in 3Q19 YTD, as compared to $256.4 million in 3Q18 YTD, primarily driven by the weakening of the euro in relation to the U.S. dollar. After considering currency impact, net sales increased $7.4 million. The increase was primarily attributable to increased automotive OEM and OES sales volumes, partially offset by lower aftermarket shipping volumes related to softer demand and the $8.9 million impact of the Company’s sale of its non-automotive business in the first quarter of 2019.

Horizon Europe-Africa’s gross profit decreased $4.3 million to $26.1 million, or 10.5% of net sales in 3Q19 YTD, from $30.4 million, or 11.8% of net sales, in 3Q18 YTD. The decrease in gross profit margin reflects the changes in sales detailed above, which is attributable to a sales mix shift from higher margin aftermarket sales to lower margin OE sales. In addition, gross profit was impacted by the following:

–	$1.9 million unfavorable material input and freight costs, partially offset by

–	$5.8 million favorable currency exchange due to the change of the Euro in relation to the U.S. dollar
SG&A expenses decreased $9.1 million to $27.4 million, or 11.1% of net sales in 3Q19 YTD, as compared to $36.5 million, or 14.2% of net sales, in 3Q18 YTD. The decrease in SG&A expenses was primarily attributable to the following:

–
$4.1 million of additional costs incurred in the prior-year comparable period related to restructuring and footprint rationalization projects primarily related to the shift in production to our Brasov, Romania production facility; and

–	$1.9 million favorable currency exchange due to the change of the Euro in relation to the U.S. dollar;

–	$1.9 million reduction in functional support and personnel costs due to lower headcount;

–	$1.0 million reduction in selling and warehouse expense primarily attributable to personnel costs
Horizon Europe-Africa’s operating profit (loss) increased approximately $132.3 million to an operating profit of approximately $120.0 thousand, or 0.05% of net sales in 3Q19 YTD, as compared to an operating loss of $132.2 million, or 51.5% of net sales, in 3Q18 YTD, primarily due to the impairment of goodwill and intangible assets of approximately $125.8 million in the prior-year comparable period, coupled with operational results described above.
Corporate Expenses  Corporate expenses included in operating loss increased approximately $0.4 million to $29.4 million for 3Q19 YTD from $29.0 million for 3Q18 YTD. The increase was primarily attributable to the $5.3 million of lease abandonment and leasehold improvement charges related to the Company’s termination of its headquarters lease, an additional $5.8 million in additional professional fees and other costs related to the Company new debt issuance, amendments, consents and related structure changes entered into during 3Q 19 YTD. Offsetting the increase was $11.0 million of expenses related to the prior-year termination of the Brink Group acquisition, which did not reoccur.

Liquidity and Capital Resources
Our capital and working capital requirements are funded through a combination of cash flows from operations, cash on hand and various borrowings and factoring arrangements described below, including our asset-based revolving credit facility (“ABL Facility”). See Note 9, “Long-term Debt” included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” within this quarterly report on Form 10-Q. As of September 30, 2019, and December 31, 2018, there was $13.5 million and $26.1 million, respectively, of cash held at foreign subsidiaries. There may be country specific regulations that may restrict or result in increased costs in the repatriation of these funds.
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
In 2018, the Company experienced a combination of increased distribution costs and constrained shipments from the Americas distribution network, primarily resulting from the start-up of its new Kansas City, Kansas aftermarket and retail distribution center. Due to these factors, as well as costs associated with remediating these factors, during the first quarter of 2019, the Company entered into a Senior Term Loan Agreement (“Bridge Loan”) of $10.0 million and a Second Lien Term Loan (“Second Lien Term Loan”) of $51.0 million to repay the Bridge Loan, and amended the First Lien Term Loan (“Sixth Term Amendment”) to amend certain financial covenants to provide for relief based on the Company’s 2018 and 2019 budget and make certain other affirmative and negative covenants more restrictive. In the second quarter of 2019, the Company entered into the Seventh Term Amendment (as defined below) to amend the First Lien Term Loan agreement to extend its $100.0 million prepayment requirement from on or before March 31, 2020 to on or before May 15, 2020. Because of the Sixth, Seventh, and Eighth Term Amendments, the Company is in compliance with all of its financial covenants as of September 30, 2019. Refer to Item 1, “Condensed Consolidated Financial Statements,” included within this Quarterly Report on Form 10-Q for additional information.

Cash Flows - Operating Activities
Net cash used for operating activities during 3Q19 YTD and 3Q18 YTD was $65.8 million, and $74.5 million, respectively. During 3Q19 YTD, the Company used $44.7 million in cash flows, based on the reported net loss of $78.0 million and after considering the effects of non-cash items related to gains and losses on dispositions of property and equipment, depreciation, amortization of intangible assets, write off of operating lease assets, stock compensation, changes in deferred income taxes, amortization of original issuance discount and debt issuance costs, paid-in-kind interest, and other, net. During 3Q18 YTD, the Company used $21.9 million in cash flows, based on the reported net loss of $167.6 million and after considering the effects of similar non-cash items and goodwill impairment.
Changes in operating assets and liabilities used $21.1 million and $52.6 million of cash during 3Q19 YTD and 3Q18 YTD, respectively. Increases in accounts receivable resulted in a net use of cash of $4.7 million and $32.0 million during 3Q19 YTD and 3Q18 YTD, respectively. The increase in accounts receivable for both periods is a result of the higher sales activity during the second and third quarter compared to the fourth quarter due to the seasonality of the business.
Changes in inventory resulted in a source of cash of $1.9 million during 3Q19 YTD and source of cash of approximately $5.6 million during 3Q18 YTD. The decrease in inventory during 3Q19 YTD was due to softening of demand at the start of the typically strong selling season. The decrease in inventory during 3Q18 YTD was due to the seasonality of our business.
Changes in accounts payable and accrued liabilities resulted in a use of cash of $15.6 million during 3Q19 YTD and a use of cash of $27.5 million during 3Q18 YTD. The use of cash for 3Q19 YTD compared to the use of cash during 3Q18 YTD is primarily related to the timing of purchases and vendor payments within the quarter.
Cash Flows - Investing Activities
Net cash provided by investing activities during 3Q19 YTD was $207.6 million and net cash used for investing activities was $9.9 million during 3Q18 YTD. During 3Q19 YTD, net proceeds from the sale of APAC was $209.6 million, and net proceeds from the sale of certain non-automotive business assets were $5.0 million. 3Q19 YTD saw lower capital expenditure needs as compared to $9.7 million incurred during 3Q18 YTD for growth, capacity and productivity-related projects, primarily within the Westfalia group.
Cash Flows - Financing Activities
Net cash used for financing activities was approximately $163.7 million and net cash provided by financing activities was $74.4 million during the 3Q19 YTD and 3Q18 YTD, respectively. During 3Q19 YTD, net proceeds from borrowings on our Second Lien Term Loan were $35.5 million, net of issuance costs; net repayments on our ABL Facility totaled $43.7 million, while we used cash of $173.4 million for repayments and debt issuance and transaction costs to amend our First Lien Term Loan. During 3Q18 YTD, net borrowings from our ABL Facility totaled $37.6 million. During 3Q18 YTD, we used cash of approximately $6.5 million for repayments on our First Lien Term Loan.
Factoring Arrangements
We have factoring arrangements with financial institutions to sell certain accounts receivable under non-recourse agreements. Total receivables sold during the year under the factoring arrangements were approximately $199.2 million and $193.3 million as of September 30, 2019 and 2018, respectively. We utilize factoring arrangements as part of our business funding to meet the Company’s working capital needs. The costs of participating in these arrangements are immaterial to our results.
Our Debt and Other Commitments
In March 2019, the Company entered into the Sixth Term Amendment to permit the Company to enter into the Second Lien Term Loan Agreement, amend certain financial covenants to provide for relief based on the Company’s 2018 and 2019 budget and make certain other affirmative and negative covenants more restrictive.

In March 2019, the Company entered into the Second Lien Term Loan Agreement that provides for a term loan facility in the aggregate principal amount of $51.0 million and matures on September 30, 2021. The interest on the Second Lien Term Loan may be paid, at the Company’s election, in cash, at the customary eurocurrency rate plus a margin of 10.50% per annum, or in-kind, at the customary eurocurrency rate plus a margin of 11.50%. The Second Lien Term Loan Agreement is subject to various affirmative and negative covenants including a secured net leverage ratio tested quarterly further detailed below.

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

On May 7, 2019, the Company entered into the Seventh Amendment to Credit Agreement (the “Seventh Term Amendment”) to amend the First Lien Term Loan Agreement, which extended its $100.0 million prepayment requirement from on or before March 31, 2020 to on or before May 15, 2020.
In September 2019, the Company amended its existing ABL Facility to provide consent for the sale of APAC, provide consent for the Company’s prepayment of First Lien Term Loan, as discussed below, and increase the existing block by $5.0 million to a total block of $10 million, making the effective facility size $80.0 million.
In September 2019, the Company amended the existing First Lien Term Loan Agreement (“Eighth Term Amendment”) to provide consent for the sale of the Company’s APAC segment, provide consent for the Company to meet its prepayment obligation of the First Lien Term Loan, remove prepayment penalties and make certain negative covenants less restrictive. In September 2019, the Company paid down a portion of its First Lien Term Loan’s outstanding principal plus fees and paid-in-kind interest in the amount of $172.9 million.
Pursuant to the Eighth Term Amendment, the prior first lien leverage covenant was eliminated and replaced with the secured net leverage ratio starting with the fiscal quarter ending December 31, 2020 as follows:
December 31, 2020: 6.00 to 1.00
March 31, 2021: 6.00 to 1.00
June 30, 2021 and each fiscal quarter ending thereafter: 5.00 to 1.00
In September 2019, the Company amended the existing Second Lien Term Loan Agreement (“Second Lien Amendment”) to remove the prepayment requirement related to the use of APAC sale proceeds and made certain negative covenants less restrictive. Pursuant to the Second Lien Amendment, the prior first lien leverage covenant was eliminated and replaced with the secured net leverage ratio starting with the fiscal quarter ending December 31, 2020, consistent with the Eighth Term Amendment above.
We and certain of our subsidiaries are party to the ABL Facility, an asset-based revolving credit facility, that provides for $90.0 million of funding on a revolving basis, subject to borrowing base availability. The ABL Facility matures in June 2020 and bears interest on outstanding balances at variable rates as outlined in the agreement.
As of September 30, 2019, approximately $19.7 million was outstanding on the ABL Facility bearing interest at a weighted average rate of 7.0% and $25.0 million was outstanding on the First Lien Term Loan bearing interest at 8.1%. The Company had $44.5 million of availability under the ABL Facility as of September 30, 2019.
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
We are subject to variable interest rates on our First Lien Term Loan and ABL Facility. At September 30, 2019, one-month LIBOR and three-month LIBOR approximated 2.02% and 2.09% respectively.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases and rent expense related thereto for 3Q19 YTD approximated $13.3 million. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.
The ABL Facility matures on June 30, 2020, and as of September 30, 2019, had an outstanding balance of $19.7 million. The Company believes it has sufficient liquidity to operate its business. However, today it does not have the cash or liquidity to pay off the ABL Facility at maturity. The Company intends to enter into a replacement revolving credit facility prior to the maturity of the ABL Facility. However, there can be no assurance that the company will be able to enter into a replacement revolving credit facility with commercially reasonable terms or at all. If the Company cannot generate sufficient cash from operations to make the aforementioned payment at maturity, or enter into new or additional financing arrangements, it may result in an event of default because of the inability to meet all of its obligations under its credit agreements. Such a default, if not cured, would allow the lenders to accelerate the maturity of the debt, making it due and payable at that time, which would result in a cross default of other debt obligations.
The Company is in compliance with all of its financial covenants as of September 30, 2019.
Refer to Note 9, “Long-term Debt,” in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this quarterly report on Form 10-Q for additional information.

Consolidated EBITDA (defined as “Consolidated EBITDA” in our First Lien Term Loan Agreement and Second Lien Term Loan Agreement, collectively “Term Loan Agreements”) is a comparable measure to how the Company assesses performance. As discussed further in the Segment Information and Supplemental Analysis section of above, we use certain non-GAAP financial measures to assess performance and measure our covenants compliance in accordance with the Term Loan Agreements, which includes Adjusted EBITDA at the operating segment level. For the measurement of our Term Loan Agreements financial covenants, the definition of Consolidated EBITDA limits the amount of non-recurring expenses or costs including restructuring, moving and severance that can be excluded to $10 million in any cumulative four fiscal quarter period. Similarly, the definition limits the amount of fees, costs and expenses incurred in connection with any proposed asset sale that can be excluded to $5 million in any cumulative four fiscal quarter period.
The reconciliations of net income (loss) attributable to Horizon Global to EBITDA, EBITDA to Adjusted EBITDA and Adjusted EBITDA to Consolidated EBITDA for the three months ended September 30, 2019 and 2018; the nine months ended September 30, 2019 and 2018; and the last twelve months ended September 30, 2019 and 2018, are as follows:

	Three months ended September 30,			Nine months ended September 30,			Last twelve months ended September 30,
	2019	2018	Change	2019	2018	Change	2019	2018	Change
	(dollars in thousands)
Net income (loss) attributable to Horizon Global	$145,510	$(32,760)	$178,270	$112,330	$(157,200)	$269,530	$65,620	$(178,680)	$244,300
Net loss attributable to noncontrolling interest	(260)	(240)	(20)	(840)	(720)	(120)	(1,070)	(420)	(650)
Net income (loss)	145,250	(33,000)	178,250	111,490	(157,920)	269,410	64,550	(179,100)	243,650
Interest expense	24,120	7,590	16,530	50,270	19,580	30,690	58,140	25,240	32,900
Income tax benefit	(1,020)	(1,420)	400	(2,330)	(15,770)	13,440	1,930	(3,330)	5,260
Depreciation and amortization	6,250	5,090	1,160	16,790	15,070	1,720	22,300	21,310	990
EBITDA	174,600	(21,740)	196,340	176,220	(139,040)	315,260	146,920	(135,880)	282,800
Net loss attributable to noncontrolling interest	260	240	20	840	720	120	1,070	420	650
Income from discontinued operations, net of tax	(182,750)	(4,110)	(178,640)	(189,520)	(9,670)	(179,850)	(192,690)	(14,210)	(178,480)
EBITDA from continuing operations	(7,890)	(25,610)	17,720	(12,460)	(147,990)	135,530	(44,700)	(149,670)	104,970
Adjustments pursuant to Term Loan Agreements:
Losses on sale of receivables	320	640	(320)	1,280	1,490	(210)	1,510	1,730	(220)
Non-cash equity grant expenses	850	230	620	1,820	1,440	380	1,970	2,030	(60)
Other non-cash expenses or losses	1,180	27,470	(26,290)	5,560	128,250	(122,690)	9,300	128,420	(119,120)
Term Loans related fees, costs and expenses	—	—	—	2,920	—	2,920	2,920	—	2,920
Lender agent related professional fees, costs, and expenses	760	—	760	760	—	760	760	—	760
Non-recurring expenses or costs (a)	2,890	7,510	(4,620)	8,480	41,560	(33,080)	20,570	47,060	(26,490)
Asset sale related fees, costs, and expenses (b)	(1,320)	—	(1,320)	—	—	—	—	—	—
Non-cash losses on asset sales	(50)	110	(160)	(150)	520	(670)	180	1,330	(1,150)
Other expense, net	210	(540)	750	(20)	(2,250)	2,230	330	(2,190)	2,520
Adjusted EBITDA	(3,050)	9,810	(12,860)	8,190	23,020	(14,830)	(7,160)	28,710	(35,870)
Non-recurring expense limitation (a) (b)	N/A	N/A	N/A	N/A	(31,560)	31,560	(10,570)	(37,060)	26,490
Other expense, net	(210)	540	(750)	20	2,250	(2,230)	(330)	2,190	(2,520)
Consolidated EBITDA	$(3,260)	$10,350	$(13,610)	$8,210	$(6,290)	$14,500	$(18,060)	$(6,160)	$(11,900)
(a) Non-recurring expenses or costs including severance, restructuring and relocation are not to, in aggregate, exceed $10 million in adjustments in determining Consolidated EBITDA in any four fiscal quarter period.
(b) Fees, costs and expenses incurred in connection with any proposed asset sale are not to, in aggregate, exceed $5 million in adjustments in determining Consolidated EBITDA in any four fiscal quarter period.

Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor’s and Moody’s. On June 14, 2019, Moody’s issued a rating of Caa3 for our $210 million senior secured term loan and a rating of C for our corporate family rating. Moody’s also assigned the Company a stable outlook. On March 21, 2019, Standard & Poor’s issued a rating of CCC for our $210 million senior secured term loan, a rating of CCC for our corporate credit rating and a rating of CCC- for our Convertible Notes. On August 21, 2019, Standard & Poor’s revised the Company’s outlook to developing.
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
We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of September 30, 2019, we were party to forward contracts, to hedge changes in foreign currency exchange rates, with notional amounts of approximately $3.9 million. See Note 10, “Derivative Instruments,” included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” within this quarterly report on Form 10-Q.
We are also subject to interest risk as it relates to our long-term debt. We may in the future use interest rate swap agreements to fix the variable portion of our debt to manage this risk.
Outlook
Our global business remains susceptible to economic conditions that could adversely affect our results. In the near term, the economies that most significantly affect our demand, including the United States and European Union, are expected to continue to grow. We have been impacted by recently enacted tariffs on imports from China that continued in 3Q19. The Company endeavors to recover incremental input costs through pricing actions, but the recoveries generally occur over time. The impact of potential increases in these tariffs during 2019 is uncertain, as well as the potential for recoveries through pricing actions. If geopolitical tensions, particularly in East Asia, escalate, it may affect global consumer sentiment affecting the expected economic growth in the near term. Additionally, we face some slowing of the U.K. aftermarket due to the continued uncertainty surrounding Brexit.
Due to its historical performance and liquidity needs, during the first quarter of 2019, the Company entered into the Bridge Loan of $10.0 million and the Second Lien Term Loan of $51.0 million to repay the Bridge Loan and entered into the Sixth Term Amendment to amend certain financial covenants to provide for relief based on the Company’s 2018 and 2019 operating performance and make certain other affirmative and negative covenants more restrictive. In addition, the Company used certain of the proceeds from the 3Q19 sale of APAC to pay down $163.3 million of its First Lien Term Loan, satisfying its $100.0 million prepayment requirement under the First Lien Term Loan. In conjunction with the sale of APAC and pay down of the First Lien Term Loan discussed above, the Company entered into certain amendments and consents from its various lender groups to remove its quarterly principal payment obligation, as well as amend certain of its financial covenants related to the First Lien Term Loan and Second Lien Term Loan to not be measured until the fourth quarter 2020. The 3Q19 amendments discussed above allowed the Company to keep $36.3 million of the proceeds from the sale of APAC to provide for its liquidity needs. Although we were able to obtain new financing and amendments to our existing agreements, we remain focused on maintaining liquidity to fund our operations.
The Company is in compliance with all of its financial covenants as of September 30, 2019. Refer to Item 1, “Condensed Consolidated Financial Statements,” included within this Quarterly Report on Form 10-Q for additional information.
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
During the first quarter of 2019, the Company adopted the U.S. GAAP provisions of Accounting Standards Codification (“ASC”) 842, “Leases” (“ASC 842”). Refer to Note 2, “New Accounting Pronouncements” and Note 12, “Leases” in Part I, Item 1, “Notes to the Condensed Consolidated Financial Statements,” included within this quarterly report on Form 10-Q, related to the impact of the adoption on the Company’s financial statements and accounting policies.
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
We conduct business in various locations throughout the world and are subject to market risk due to changes in the value of foreign currencies. The functional currencies of our foreign subsidiaries are primarily the local currency in the country of domicile. We manage these operating activities at the local level and revenues and costs are generally denominated in local currencies; however, results of operations and assets and liabilities reported in U.S. dollars will fluctuate with changes in exchange rates between the local currencies and the U.S. dollar. A 10% change in average exchange rates versus the U.S. dollar would have resulted in an approximate $25.3 million and $26.3 million change to our net sales for the nine months ended September 30, 2019 and 2018, respectively.
We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding balances under our First Lien Term Loan, at the Company’s election, bear interest at variable rates based on a margin over defined LIBOR. Based on the amount outstanding on the First Lien Term Loan as of September 30, 2019 and 2018, a 100 basis point change in LIBOR would result in an approximate $0.3 million and $1.9 million, respectively, to our annual interest expense.
We use derivative financial instruments to manage our currency risks. We are also subject to interest risk as it relates to long-term debt. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 9, “Long-term Debt,” and Note 10, “Derivative Instruments,” in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this quarterly report on Form 10-Q for additional information.

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
Evaluation of disclosure controls and procedures
As of September 30, 2019, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company’s disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
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
There were no other changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
We are subject to claims and litigation in the ordinary course of business, but we do not believe that any such claim or litigation is likely to have a material adverse effect on our financial position, results of operations, or cash flows. For additional information regarding legal proceedings, refer to Note 13, “Contingencies,” included in Item 8, “Financial Statements and Supplementary Data,” within this quarterly report on Form 10-Q.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s purchases of its shares of common stock during the third quarter of 2019 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)
April 1 - 30, 2019	—		—	813,494
May 1 - 31, 2019	—		—	813,494
June 1 - 30, 2019	—		—	813,494
Total	—		—
__________________________
(a) The Company has a share repurchase program that was announced in May 2017 to purchase up to 1.5 million shares of the Company’s common stock. At the end of the third quarter of 2019, 813,494 shares of common stock remains to be purchased under this program. The share repurchase program expires on May 5, 2020.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits.
Exhibits Index:

2.1(c)	Share Sale and Purchase Agreement, dated August 16, 2019, by and among certain subsidiaries of Horizon Global Corporation and Hayman Pacific BidCo Pty. Ltd.
3.1(b)	Amended and Restated Certificate of Incorporation of Horizon Global Corporation, as amended.
3.2(a)	Amended and Restated By-laws of Horizon Global Corporation.
10.1
Amended and Restated Limited Consent and Eighth Amendment to Amended and Restated Loan Agreement dated September 19, 2019, by and among Horizon Global Corporation, the other parties thereto, the lenders party thereto and Bank of America, N.A., as administrative agent.

10.2	Consent and Amendment dated September 24, 2019, by and among Horizon Global Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.
10.3
Consent and Amendment dated September 24, 2019, by and among Horizon Global Corporation, the lenders party thereto and Cortland Capital Market Services LLC, as administrative agent and collateral agent.

10.4	Separation Agreement dated October 2, 2019, between Horizon Global Corporation and Carl S. Bizon.
10.5	Form of Performance Share Units Award Agreement - Signing Grant
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Incorporated by reference to the Exhibit filed with our Current Report on Form 8-K filed on February 20, 2019 (File No. 001-37427).
(b)	Incorporated by reference to the Exhibit filed with our Quarterly Report on Form 10-Q filed on August 8, 2019 (File No. 001-37427).
(c)	Incorporated by reference to the Exhibit filed with our Current Report on Form 8-K filed on September 25, 2019 (File No. 001-37427).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON GLOBAL CORPORATION (Registrant)

/s/ JAMIE G.PIERSON

Date:	November 12, 2019	By:	Jamie G. Pierson Chief Financial Officer