Form 10-K
period 2019-12-31
Horizon Global Corp
filed 2020-03-16
CIK 1637655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
__________________________________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.
Commission file number 001-37427
__________________________________________________________________________________________________
HORIZON GLOBAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	47-3574483 (IRS Employer Identification No.)
47912 Halyard Drive, Suite 100
Plymouth, Michigan 48170
(Address of Principal Executive Offices, Including Zip Code)
(734) 656-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Common stock, $0.01 par value	HZN	New York Stock Exchange
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☒    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 28, 2019 was approximately $66.2 million, based upon the closing sales price of the Registrant’s common stock, $0.01 par value, reported for such date on the New York Stock Exchange.
As of March 12, 2020, the number of outstanding shares of the Registrant’s common stock, $0.01 par value, was 25,394,253 shares.
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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to, risks and uncertainties with respect to: the Company’s leverage; liabilities and restrictions imposed by the Company’s debt instruments; market demand; competitive factors; supply constraints; material and energy costs; technology factors; litigation; government and regulatory actions including the impact of any tariffs; quotas or surcharges; the Company’s accounting policies; future trends; general economic and currency conditions; various conditions specific to the Company’s business and industry; the success of the Company’s action plan, including the actual amount of savings and timing thereof; the success of our business improvement initiatives in Europe-Africa, including the amount of savings and timing thereof; the Company’s exposure to product liability claims from customers and end users, and the costs associated therewith; the Company’s ability to meet its covenants in the agreements governing its debt; or the Company’s ability to maintain compliance with the New York Stock Exchange’s continued listing standards; factors affecting the Company’s business that are outside of its control, including natural disasters, pandemics (such as the coronavirus (COVID-19)), accidents and governmental actions; and other risks that are discussed in Part I, Item 1A, “Risk Factors.” The risks described in this Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
The cautionary statements set forth above should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. We caution readers not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statement to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events, except as otherwise required by law.
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

PART I

Item 1.    Business
Overview
Horizon Global Corporation, which we refer to herein as “Horizon,” “Horizon Global,” “we” or the “Company,” became an independent, publicly traded company as the result of a tax-free spin-off (the “Spin-off”) from TriMas Corporation (“TriMas”) on June 30, 2015. The Company’s common stock began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “HZN” on July 1, 2015.
We are a leading designer, manufacturer and distributor of a wide variety of high-quality, custom-engineered towing, trailering, cargo management and other related accessory products on a global basis, serving the automotive original equipment manufacturers (“OEMs”) and servicers (“OESs”) (collectively “OEs”), industrial, aftermarket, retail and e-commerce channels.
The Company groups its business into operating segments by the region in which sales and manufacturing efforts are focused. As a result of the Company’s sale of its Horizon Asia-Pacific operating segment (“APAC”) on September 19, 2019, the Company has two remaining operating segments, Horizon Americas and Horizon Europe-Africa. For additional information regarding the sale of the APAC segment, refer to Note 4, Discontinued Operations, included in Item 8, “Financial Statements and Supplementary Data,” within this Annual Report on Form 10-K. Horizon Americas has operations in North and South America, primarily operating in the United States, Mexico, Canada and Brazil, and is generally a leader in towing and trailering-related products sold through the automotive OE, industrial, aftermarket, retail and e-commerce channels, especially in North America. Horizon Europe‑Africa focuses their sales and manufacturing efforts outside of North and South America. Horizon Europe‑Africa operates primarily in Germany, France, the United Kingdom, Romania and South Africa. We believe Horizon Europe‑Africa has been a leader in towing related products sold primarily through automotive OE and aftermarket channels in its segment.
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
We believe no individual competitor serving the sales channels we participate in can match our broad product portfolio. Our products reach end consumers through multiple sales channels which we categorize as follows:

▪
Automotive OEM and Automotive OES (collectively, “Automotive OE”): The automotive OEM sales channel represents sales to automotive vehicle manufacturers while automotive OES primarily represents sales to automotive vehicle dealerships. We primarily sell our towing products to the automotive OEM and automotive OES sales channels. This product category includes devices and accessories installed on a tow-vehicle for the purpose of attaching a trailer, camper, etc., such as hitches/tow bars, fifth wheels, gooseneck hitches, weight distribution systems, brake controls, wiring harnesses, draw bars, ball mounts, crossbars, security and other towing accessories.

▪
Industrial: This sales channel represents sales to non-automotive manufacturers and dealers of agricultural equipment, trailers and other custom assemblies. We primarily sell our trailering products to the industrial sales channel. This product category includes control devices and components of the trailer itself, such as brake controls, jacks, winches, couplers, interior and exterior vehicle lighting and brake replacement parts.

▪
Aftermarket: This sales channel represents sales to automotive installers and warehouse distributors. In addition to selling our towing and trailering products to the aftermarket sales channel, we also sell our cargo management and “other” products to this sales channel. The cargo management product category includes a wide variety of products used to facilitate the transportation of various forms of cargo, to secure that cargo or to organize items. Examples of these products are bike racks, roof cross bar systems, cargo carriers, luggage boxes, car interior protective products, rope, tie-downs, tarps, tarp straps, bungee cords, loading ramps and interior travel organizers. The “other” product category includes a diverse range of items in our portfolio that do not fit into towing, trailering or cargo management categories. Examples of these products include tubular push bars, side steps, sports bars, skid plates and oil pans.

▪
Retail: This sales channel represents sales to direct-to-consumer retailers, such as traditional brick and mortar merchants. While we offer a majority of our products to the retail sales channel, we primarily focus on towing and cargo management products in this sales channel.

▪
E-commerce: This sales channel represents sales to direct-to-consumer retailers who utilize the Internet to purchase the Company’s products. Similar to the retail sales channel, we offer a majority of our products to the e-commerce sales channel, with a focus on towing and cargo management products.

We have positioned our product portfolio to create a variety of options based on price-point, ranging from entry-level to premium-level products across most of our markets. We believe the brands we offer in our aftermarket channel have significant customer recognition, with the three most significant being Reese®, Draw-Tite® and Westfalia®. We believe all three have substantial market share and have been leading brands in the towing market for over 50 years. These brands provide the foundation of our market position based on worldwide commercial and consumer acceptance. We also maintain a collection of regionally recognized brands that include Aqua Clear™, Bulldog®, BTM, DHF, Engetran, Fulton®, Kovil, Reese Secure™, Reese Explorer™, Reese Power Sports, Reese Towpower™, ROLA®, Tekonsha®, Trojan®, WesBarg® and Witter Towbar Systems.
Our Industry
Our products are sold into a diverse set of end-markets; the primary applications relate to automotive accessories for light and recreational vehicles. Purchases of automotive accessory parts are discretionary, and we believe demand is driven by macro-economic factors including (i) employment trends, (ii) consumer sentiment and (iii) fuel prices, among others.
We believe each of these metrics impact both our Work- and Play-related sales. In addition, we believe the Play-related sales are more sensitive to changes in these indices, given the Play-related sales tend to be more directly related to disposable income levels. In general, unemployment in the United States and European Union has decreased in recent periods and consumer sentiment and fuel prices have been stable in these markets. We believe these are positive trends for our businesses.
Automotive OE and Industrial Channels
While automotive OE and industrial channel demand is typically driven by planned production, suppliers also grow by increasing their product content on each unit produced through sales of existing product lines or expansion into new product line offerings. Given the consolidation and globalization throughout the industry, suppliers combining a global presence with strong engineering, technology, manufacturing, supply chain and customer support will be best positioned to take advantage of Automotive OE and industrial business opportunities.
More recent trends in the global automotive OE and industrial supplier market include:

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

Aftermarket, Retail and E-Commerce Channels
We sell our products in these sales channels to a wide range of customers, including national and regional distributors, installers, and both traditional brick and mortar and e-commerce merchants, including automotive, home hardware, farm and fleet, and mass merchants. More recent trends in these sales channels include:

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

▪
Long-Term Relationships with a Diverse Customer Base.  Our customers encompass a broad range of OEs, mass merchants, e-commerce websites, distributors, dealers, and independent installers, representing multiple channels to reaching the end consumer. Blue chip customers include Ford Motor Company, FCA, Volkswagen, BMW, Mercedes-Benz, AutoZone, Amazon, Toyota, Canadian Tire, LKQ, U-Haul, Home Depot and Etrailer, among others. Our customer relationships are well established, with many exceeding 20 years. These strong partnerships can provide stability to our revenue base through economic cycles. We believe our diverse product portfolio, global scale and flexible manufacturing capabilities enable us to provide a unique value proposition to customers.

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

▪
Capital Structure. Our first priority is to continue to improve our capital structure with a continued reduction in leverage over time. We aim to accomplish this goal through cash flow generation and improved liquidity management following the sale of our APAC business and our other key business priorities.

▪
Margin Expansion. Our second priority is to drive the organization to an operating margin that is competitive with or above industry expectations. We believe the investments made in our facilities and equipment over the past few years, along with our efforts to realign our operations, should provide the foundation for additional margin expansion. We are developing an organization in which all team members are focused on constantly improving the efficiency of all operations through the adoption of lean and continuous improvement practices.

▪
Operational Stabilization. Our third priority is to stabilize existing operations after significant management changes and changes in our distribution footprint in the Americas and manufacturing footprint in Europe-Africa during 2019. We aim to have our distribution centers and manufacturing facilities operating efficiently and effectively to meet peak demand during our traditional summer selling season in 2020.

▪
Organic Growth.     Our fourth priority is to grow the business 3% to 5% on an organic basis, annually. We have identified areas of focused growth activities, involving geographic markets and sales channels, which we believe are particularly aligned with our competitive strengths.

Growth Strategies
We believe that we have multiple opportunities to integrate, improve and grow our business, whether via organic initiatives, via new geographies or new product development, through the following strategies:

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

▪
E-commerce. We will continue to leverage the breadth of our product portfolio and global manufacturing footprint by continuing to expand our presence in the high growth e-commerce channel. This strategy is applicable in our developed markets where a focus on content delivery and customer support drive growth. It is also a powerful tool as we look at developing new, less mature markets around the world, enabling a direct connection with the users of our product set.

▪
Low Cost Countries. We believe our manufacturing presence in Mexico and Romania provides opportunities for growth, while supporting both new and existing global customers in a cost-effective manner. When leveraged appropriately, it allows us to manufacture and distribute our products in a localized and regionalized manner efficiently and supports having the right product in the right place to best serve customer and end market needs.

▪
Product Innovation. Our presence in the OE channels and multiple geographic markets allows us to leverage development costs and product innovation tied to new vehicles across our entire global footprint.

Marketing, Customers and Distribution
Horizon employs a dedicated sales force in each of our primary channels. In serving our customers globally, we rely upon our strong historical customer relationships, custom engineering capability, brand recognition, broad product offerings, our established distribution network and varied merchandising strategies to bolster our towing, trailering, cargo management and accessory product sales. Significant Horizon customers include Ford Motor Company, FCA, Volkswagen, BMW and Toyota in the OE channel; Tractor Supply Company and O’Reilly Auto Parts in the retail channel; Amazon and Etrailer in the E-commerce channel; and LKQ, U-Haul and Redneck Trailer Supplies in the aftermarket channel. No customer represented greater than 10% of total revenue during the twelve months ended December 31, 2019 and 2018.
Competition
The competitive environment for automotive accessory products is highly fragmented and is characterized by numerous smaller suppliers, even the largest of which tend to focus in narrow product categories. We believe there is no individual competitor that has the breadth of product portfolio on a global basis in the markets we serve. Significant towing competitors include Curt Manufacturing, B&W Trailer Hitches, Husky Towing Products, Winston Products, The Bosal Group, Brink Group, Buyers Products Company, Demco Products, PullRite, Westin Automotive Products and Camco. Significant trailering competitors include Pacific Rim, Dutton-Lainson, SAF-Holland, Demco Products, Jost International and Sea-Sense. In addition, competitors in the cargo management product category include Thule, Yakima, Bell, Masterlock and Saris.
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
Employees and Labor Relations
As of December 31, 2019, we employed approximately 3,600 people, of which approximately 12% were located in the United States. In the United States, we have no collective bargaining agreements. Employee relations have generally been satisfactory.
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
Environmental Matters
We are subject to U.S. federal, state and local, and non-U.S. international environmental and safety and health laws and regulations, including those relating to air emissions, wastewater discharges and chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment and compliance with environmental permits. To date, costs of complying with environmental, health and safety requirements have not been material. However, the nature of our operations and our long history of industrial activities at certain of our current or former facilities, as well as those acquired, could potentially result in material environmental liabilities.
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

International Operations
For the twelve months ended December 31, 2019 (“4Q19 YTD”), 47.5% of our net sales were derived outside of the United States. In addition, 66.2% of our consolidated property and equipment, net as of December 31, 2019 were located outside of the United States. We operate manufacturing facilities in Brazil, France, Germany, Romania, Mexico, and South Africa.
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

Item 1A.    Risk Factors
You should carefully consider each of the risks described below, together with information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risks that are highlighted below are not the only ones that we face. Some of our risks relate principally to our business and the industry in which we operate, while others relate to the securities markets in general and ownership of our common stock. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected.
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
At December 31, 2019, we had total debt of $240.9 million (without giving effect to the equity component of our convertible senior notes or any debt discount). Our ability to make payments on our debt, fund our other liquidity needs, and make planned capital expenditures will depend on our ability to generate cash in the future. Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs and make planned capital expenditures. Additionally, we cannot guarantee that we will be able to refinance any of our debt on commercially acceptable terms, or at all.
The degree to which we are currently leveraged could have important consequences for shareholders. For example, it could:

•
require us to dedicate a substantial portion of our cash from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisition and other general corporate purposes;

•	increase our vulnerability to adverse economic or industry conditions;

•	limit our ability to obtain additional financing in the future on acceptable terms and conditions to enable us to react to changes in our business; or

•	place us at a competitive disadvantage compared to businesses in our industry that have less debt.
Additionally, any failure to comply with covenants in the instruments governing our debt could result in an event of default which, if not cured or waived, would have a material adverse effect on us.
The terms of the agreements governing our revolving credit facility, first lien term loan and second lien term loan restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
The terms of the agreements governing our revolving credit facility, first lien term loan and second lien term loan contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

•	incur additional indebtedness and guarantee indebtedness;

•	pay dividends or make other distributions or repurchase or redeem capital stock;

•	prepay, redeem or repurchase certain debt;

•	issue certain preferred stock or similar equity securities;

•	make loans and investments;

•	sell assets;

•	incur liens;

•	enter into transactions with affiliates;

•	alter the businesses we conduct;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends; and

•	consolidate, merge or sell all or substantially all of our assets.
In addition, the restrictive covenants in the agreements governing our revolving credit facility, first lien term loan and second lien term loan require us to maintain specified financial ratios and satisfy other financial condition tests. Although we entered into amendments to these agreements in March 2019 and September 2019 to, among other things, provide for a relaxation of certain of our financial covenants, our ability to meet the financial ratios and tests can be affected by events beyond our control, and we may be unable to meet them.
A breach of the covenants or restrictions under agreements governing our revolving credit facility, first lien term loan and second lien term loan could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the agreement governing our revolving credit facility would permit the lenders under our revolving credit facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our revolving credit facility, first lien term loan and second lien term loan those lenders could proceed against the collateral granted them to secure that indebtedness. In the event our lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; and

•	unable to compete effectively or to take advantage of new business opportunities.
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

We may not achieve our strategic goals for margin expansion, capital structure improvement and organic growth. Our past performance in these areas may not be indicative of future performance. Failure to achieve our strategic goals may adversely impact our results of operations.
Our strategic platforms for value creation and goals for margin expansion, capital structure improvement and organic growth are subject to risk and uncertainty and depend on general economic, credit, capital market and other conditions that are beyond our control and are subject to fluctuation. Our past performance with respect to margin expansion, capital structure improvement and organic growth should be considered independent from, and may not be a reliable indicator of, future performance. These strategic goals may need to be revised or may not be met for a number of reasons, including changes in general economic conditions in the United States and abroad, changes in credit and capital market conditions, increased competition in the markets for our products, increases in raw material or energy costs and changes in technology and manufacturing techniques.
Increases in our raw material or energy costs or the loss of critical suppliers could adversely affect our profitability and other financial results.
We are sensitive to price movements in our raw materials supply base. Our largest material purchases are for steel, copper and aluminum. The prices for these products have historically been volatile, fluctuate with worldwide market and economic conditions, import duties and tariffs, and may increase as a result of various factors, including: a reduction in the number of suppliers due to restructuring, bankruptcies and consolidations, declining supply due to mine or mill closures and other factors that adversely impact supplier profitability, including increases in supplier operating expenses caused by rising raw material and energy costs. We may be unable to completely offset the impact with price increases on a timely basis due to outstanding commitments to our customers, competitive considerations or our customers’ resistance to accepting such price increases and our financial performance may be adversely impacted by further price increases. A failure by our suppliers to continue to supply us with certain raw materials or component parts on commercially reasonable terms, or at all, for any reason, including, without limitation, disruptions in our suppliers’ business due to cybersecurity incidents, terrorist activity, public health crises (such as the coronavirus (COVID-19)), fires or other natural disasters, could have a material adverse effect on us. To the extent there are energy supply disruptions or material fluctuations in energy costs, our margins could be materially adversely impacted.
The U.S. government has indicated its intent to alter its approach to trade policy, including, in some instances, to revise, renegotiate or terminate certain multilateral trade agreements. It has also imposed new tariffs on certain foreign goods and raised the possibility of imposing additional increases or new tariffs on other goods. Such actions have, in some cases, led to retaliatory trade measures by certain foreign governments. Such policies could make it more difficult or costly for us to do business in or procure products from those countries. In turn, we may need to raise prices or make changes to our operations, which could negatively impact our revenue or operating results. At this time, it remains unclear what additional actions, if any, will be taken by the U.S. government or foreign governments with respect to tariff and international trade agreements and policies, and we cannot predict future trade policy or the terms of any revised trade agreements or any impact on our business.
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
We depend on the services of key individuals, the loss of which could materially harm us.
Our success will depend, in part, on the efforts of our senior management. Our future success will also depend on, among other factors, our ability to attract and retain other qualified personnel. The loss of the services of any of our key employees or the failure to attract or retain qualified employees could have a material adverse effect on us.
A future impairment of our intangible assets or goodwill could have a material negative impact on our financial results.

At December 31, 2019, our intangible assets and goodwill were $60.1 million and $4.4 million, respectively. Intangibles and goodwill each represented 14% and 1% of our total assets, respectively. If we experience declines in sales and operating profit or do not meet our current and forecasted operating budget, we may be subject to future impairment charges. Because of the significance of these assets, any future impairment could have a material adverse effect on our financial results.
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
We are subject to stringent environmental laws and regulations at the local, state, national and international levels, and existing and any new laws and regulations, including those relating to air emissions, wastewater discharges and chemical and hazardous waste management, could affect our general business operations. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment and compliance with environmental permits. To date, costs of complying with environmental, health and safety requirements have not been material. However, the nature of our operations and our long history of industrial activities at certain of our current or former facilities, as well as those acquired, could potentially result in material environmental liabilities.
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
Our access to new capital may be impacted by fluctuations in interest rates.
As part of our ongoing business, we are exposed to certain market risks, including fluctuations in interest rates and uncertainty regarding Federal Reserve policies. An increase in interest rates may result in tighter capital markets, increasing the cost and reducing the availability of debt financing. Restricted access to debt financing could impact that availability of working capital and may adversely affect us.
We have significant operating lease obligations and our failure to meet those obligations could adversely affect our financial condition.
We lease many of our manufacturing facilities and certain capital equipment. Our rent expense in 2019 under these operating leases was $18.8 million. A failure to pay our rental obligations would constitute a default allowing the applicable landlord to pursue any remedy available to it under applicable law, which would include taking possession of our property and, in the case of real property, evicting us. These leases are categorized as operating leases and are not considered indebtedness for purposes of our debt instruments.
We may be subject to further unionization and work stoppages at our facilities or our customers may be subject to work stoppages, which could seriously impact the profitability of our business.
As of December 31, 2019, 27% of our work force was unionized under several different unions. We are not aware of any present active union organizing drives at any of our other facilities. We cannot predict the impact of any further unionization of our workplace. Future labor disagreements could result in work stoppages. Any prolonged work stoppages at any of our facilities could have a material adverse effect on our business.
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
A portion of our sales is derived from international sources, which exposes us to certain risks which may adversely affect our business and our financial results.
We have operations outside of the United States. For 4Q19 YTD, 47.5% of our net sales were derived from sales by our subsidiaries located outside of the United States. In addition, we may expand our international operations through internal growth and acquisitions. International operations, particularly sales to emerging markets and manufacturing in non-U.S. countries, are subject to risks which are not present within U.S. markets, which include, but are not limited to, the following:

•
changes in local government regulations and policies including, but not limited to, governmental embargoes, repatriation of earnings, expropriation of property, duty or tariff restrictions, investment limitations and tax policies;

•	changes in local economic conditions;

•	political and economic instability and disruptions, including labor unrest, civil strife, acts of war, guerrilla activities, insurrection and terrorism;

•	legislation that regulates the use of chemicals;

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act (“FCPA”);

•	compliance with international trade laws and regulations, including export control and economic sanctions, such as anti-dumping duties;

•	difficulties in staffing and managing multi-national operations;

•	limitations on our ability to enforce legal rights and remedies;

•	tax inefficiencies in repatriating cash flow from non-U.S. subsidiaries that could affect our financial results and reduce our ability to service debt;

•	reduced protection of intellectual property rights;

•	increasingly complex laws and regulations concerning privacy and data security, including the European Union’s General Data Protection Regulation;

•	the impacts related to the United Kingdom’s successful referendum to exit the European Union; and

•	other risks arising out of foreign sovereignty over the areas where our operations are conducted.
We are also exposed to risks relating to U.S. policy with respect to companies doing business in foreign jurisdictions, particularly in light of the current U.S. presidential administration. Changes in laws or policies governing the terms of foreign trade, in particular increased trade restrictions, tariffs or taxes on import from countries where we procure or manufacture products, such as China and Mexico, could have a material adverse effect on our business and results of operations. For instance, the U.S. and Chinese governments have imposed a series of significant incremental retaliatory tariffs to certain imported goods. With respect to the automotive industry, the U.S. imposed tariffs on imports of certain steel, aluminum and automotive components, with China imposing retaliatory tariffs on certain automotive components. Given the uncertainty regarding the duration of the imposed tariffs, as well as the potential for additional tariffs by the United States, China or other countries, as well as other changes in tax policy, trade regulations or trade agreements, and the Company’s ability to implement strategies to mitigate the impact of changes in tax policy, tariffs or other trade regulations, our exposure to the risks described above could have a material adverse effect on our business and results of operations.
Although our financial results are reported in U.S. dollars, a portion of our sales and operating costs are realized in foreign currencies. Our sales and profitability are impacted by the movement of the U.S. dollar against foreign currencies in the countries in which we generate sales and conduct operations. Long-term fluctuations in relative currency values could have an adverse effect on our operations and financial condition.
In addition, we could be adversely affected by violations of the FCPA and similar worldwide anti-bribery laws as well as export controls and economic sanction laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Although we have internal control policies and procedures designed to ensure compliance with these regulations, there can be no assurance that our policies and procedures will protect us from acts committed by employees, agents or business partners of ours (or of businesses we acquire or partner with) that would violate these regulations. Any violation could cause an adverse effect on operations and financial conditions. Additionally, we rely on our suppliers to adhere to our supplier standards of conduct and material violations of such standards of conduct could occur that could have a material effect on our financial condition.
Our reputation, ability to do business and results of operations may be impaired by improper conduct by any of our employees, agents, or business partners.

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
Our acquisition agreements by which we have acquired companies include indemnification provisions that may not fully protect us and may result in unexpected liabilities. Moreover, we remain subject to continuing indemnification liabilities in connection with the Spin-off.
Certain of the agreements related to the acquisition of businesses require indemnification against certain liabilities related to the operations of the company for the previous owner. We cannot be assured that any of these indemnification provisions will fully protect us, and as a result we may incur unexpected liabilities that adversely affect our profitability and financial position.
Additionally, we entered into a separation and distribution agreement with TriMas that provides for, among other things, the principal corporate transactions required to affect the Spin-off, certain conditions to the Spin-off and provisions governing the relationship between our company and TriMas with respect to and resulting from the Spin-off. Among other things, the separation and distribution agreement provides for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist relating to our Cequent business activities, whether incurred prior to or after the Spin-off, as well as those obligations of TriMas assumed by us pursuant to the separation and distribution agreement. If we are required to indemnify TriMas under the circumstances set forth in the separation and distribution agreement, we may be subject to substantial liabilities.
Moreover, pursuant to the separation and distribution agreement, TriMas agreed to indemnify us for certain liabilities. However, third parties could seek to hold us responsible for any of the liabilities that TriMas has agreed to retain, and there can be no assurance that the indemnity from TriMas will be sufficient to protect us against the full amount of such liabilities, or that TriMas will be able to fully satisfy its indemnification obligations. Even if we ultimately succeed in recovering from TriMas any amounts for which we are held liable, we may be temporarily required to bear these liabilities ourselves. If TriMas is unable to satisfy its indemnification obligations, the underlying liabilities could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Further, TriMas’ insurers may deny coverage to us for liabilities associated with occurrences prior to the Spin-off. Even if we ultimately succeed in recovering from such insurance providers, we may be required to temporarily bear such loss of coverage.
Potential liabilities associated with certain assumed obligations under the tax sharing agreement cannot be precisely quantified at this time.
Under the tax sharing agreement with TriMas, we are responsible generally for certain taxes paid after the Spin-off attributable to us or any of our subsidiaries, whether accruing before, on or after the Spin-off. We have also agreed to be responsible for, and to indemnify TriMas with respect to, all taxes arising as a result of the Spin-off (or certain internal restructuring transactions) failing to qualify as transactions under Sections 368(a) and 355 of the Code for U.S. federal income tax purposes (which could result, for example, from a merger or other transaction involving an acquisition of our shares) to the extent such tax liability arises as a result of any breach of any representation, warranty, covenant or other obligation by us or certain affiliates made in connection with the issuance of the tax opinion relating to the Spin-off or in the tax sharing agreement. As described above, such tax liability would be calculated as though TriMas (or its affiliate) had sold its shares of common stock of our company in a taxable sale for their fair market value, and TriMas (or its affiliate) would recognize taxable gain in an amount equal to the excess of the fair market value of such shares over its tax basis in such shares. Any such tax liability could have a material adverse effect on us.
Increased information technology security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, and products.
We collect, store, have access to and otherwise process certain confidential or sensitive data, including proprietary business information, personal data or other information that is subject to U.S. or international privacy and security laws, regulations and/or customer-imposed controls. Increased global information technology security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data and communications. While we attempt to mitigate these risks by employing a number of measures, monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks and products remain potentially vulnerable to compromise from advanced persistent threats, employee malfeasance, human or technological error, and other cybersecurity threats. Depending on their nature and scope, such threats could potentially lead to the compromising of confidential information and communications, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, customer relationships, competitiveness and results of operations. We may be required to incur significant costs to remedy damages caused by these disruptions or security breaches or to protect against disruption or security breaches in the future. We have cybersecurity insurance related to a breach event covering expenses for notification, credit monitoring, investigation, crisis management, public relations and legal advice. However, damage and claims arising from such incidents may not be covered or may exceed the amount of any insurance available, or may result in increased cybersecurity and other insurance premiums.
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
The conditional conversion features of our 2.75% Convertible Senior Notes due 2022 (“Convertible Notes”), if triggered, may adversely affect our financial condition.
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
The convertible note hedge transactions (“Convertible Note Hedges”) and warrant transactions (“Warrants”) that we entered into in connection with the offering of our Convertible Notes and warrant transactions in connection with the second lien term loan may affect the value of the Convertible Notes and our common stock.
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
Pursuant to the second lien term loan, we issued detachable warrants to purchase up to 6.25 million shares of our common stock, which can be exercised on a cashless basis over a five-year term with an exercise price of $1.50 per share. The warrants could have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants.
We are subject to counterparty risk with respect to the Convertible Note Hedges.
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
Risks Relating to Ownership of Our Common Stock
While we are currently in compliance with the NYSE's minimum market capitalization requirement, we could be at risk of being out of compliance and of the NYSE delisting our common stock, which would have an adverse impact on the trading volume, liquidity and market price of our common stock.
On January 3, 2019, we were notified (the “Notice”) by the New York Stock Exchange (the “NYSE”) that we were not in compliance with the continued listing standard set forth in Section 802.01B of the NYSE Listed Company Manual because our average market capitalization was less than $50 million over a consecutive 30 trading-day period and our stockholders’ equity was less than $50 million. We submitted a plan to the NYSE indicating that we intended to seek to cure the market capitalization condition by executing our strategic plan, which resulted in improved operational and financial performance that ultimately led to a recovery of our common stock price and market capitalization and our once again being in compliance with the minimum market capitalization requirement. While we have cured this deficiency and regained compliance with this continued listing standard, there can be no assurance that we will be able to continue to comply with this and other continued listing standards of the NYSE.

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
Our issuance of the Convertible Notes, or the issuance of any additional shares of our common stock or instruments convertible into shares of our common stock, could materially and adversely affect the market price of our common stock.
In February 2017, we issued $125.0 million aggregate principal amount of Convertible Notes. The Convertible Notes may be settled in cash, shares of common stock or a combination of cash and shares of common stock, at our option. In the future, we may issue additional shares of our common stock or other instruments convertible into, or exchangeable or exercisable for, shares of our common stock. The Convertible Notes issuance, and any future issuance of shares of our common stock or instruments convertible into, or exercisable or exchangeable into, shares of our common stock, may materially and adversely affect the market price of our common stock.
Pursuant to the second lien term loan, we issued detachable warrants to purchase up to 6.25 million shares of our common stock, which can be exercised on a cashless basis over a five-year term with an exercise price of $1.50 per share. The warrants could have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants.
In particular, a substantial number of shares of our common stock is reserved for issuance upon conversion of the Convertible Notes upon exercise and settlement or termination of the Warrants that we entered into in connection with the Convertible Notes offering and the second lien term loan, and upon the exercise of stock options, the vesting of restricted stock awards and deferred restricted stock units to our employees. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of shares of our common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities. In addition, the market price of our common stock could also be affected by possible sales of our common stock by investors who view our convertible senior notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our Convertible Notes and our common stock.
Anti-takeover provisions contained in our Amended and Restated Certificate of Incorporation, as amended, or our “certificate of incorporation,” and Amended and Restated Bylaws, or our “bylaws,” as well as provisions of Delaware law, could impair a takeover attempt that stockholders may consider favorable.
Our certificate of incorporation and bylaws provisions, as amended and restated, may have the effect of delaying, deferring or discouraging a prospective acquiror from making a tender offer for our common stock or otherwise attempting to obtain control of us. These provisions, among other things, establish that our board of directors fixes the number of members of the board and establish advance notice requirements for nomination of candidates for election to the board or for proposing matters that can be acted on by stockholders at stockholder meetings. To the extent that these provisions discourage takeover attempts, they could deprive stockholders of opportunities to realize takeover premiums for their shares of common stock. Moreover, these provisions could discourage accumulations of large blocks of our common stock, thus depriving stockholders of any advantages that large accumulations of common stock might provide.
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
We are an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”). For as long as we continue to be an emerging growth company we may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, which includes, among other things:

•	exemption from the auditor attestation requirements under Section 404 of the Sarbanes-Oxley Act of 2002;

•	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements;

•	exemption from the requirements of holding non-binding stockholder votes on executive compensation arrangements; and

•
exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless the SEC otherwise determines, any future audit rules that may be adopted by the Public Company Accounting Oversight Board.

We could be an emerging growth company until the last day of the fiscal year following the fifth anniversary of the consummation of the Spin-off, which is December 31, 2020, or until the earliest of (i) the last day of the fiscal year in which we have annual gross revenue of $1.07 billion (subject to adjustment for inflation) or more, (ii) the date on which we have, during the previous three year period, issued more than $1 billion in non-convertible debt or (iii) the date on which we are deemed to be a large accelerated filer under the federal securities laws. We will qualify as a large accelerated filer as of the first day of the first fiscal year after we have (i) more than $700 million in outstanding common equity held by our non-affiliates and (ii) been public for at least 12 months. The value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter.
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
We could be adversely affected by changes to federal, state, and local tax laws due to changes in compliance requirements. We are subject to extensive tax liabilities imposed by multiple jurisdictions, including but not limited to income taxes, indirect taxes

(such as excise, sales & use, and gross receipts taxes), payroll taxes, and property taxes. Tax laws and regulations are dynamic and subject to change as new laws are passed and new interpretations of existing laws are issued and applied. The activity could result in increased expenditures for tax liabilities in the future. Many of these liabilities are subject to periodic audits by the respective taxing authorities. Subsequent changes to our tax liabilities as a result of these audits may subject us to interest and penalties, which could have a material effect on our financial condition and results of operations.

Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
As of December 31, 2019, our material operations were conducted principally through our manufacturing and distribution facilities located in our Horizon Americas and Horizon Europe-Africa segments. All of our principal facilities are leased. Our global headquarters is located in Plymouth, Michigan. We believe that substantially all of our properties are in generally good condition and there is sufficient capacity to meet current and projected manufacturing, product development and logistics requirements and have developed a footprint strategy that supports our customers’ global needs.
Item 3.    Legal Proceedings
We are subject to claims and litigation in the ordinary course of business, but we do not believe that any such claim or litigation is likely to have a material adverse effect on our financial position, results of operations or cash flows. For additional information regarding legal proceedings, refer to Note 14, Contingencies, included in Item 8, “Financial Statements and Supplementary Data”, within this Annual Report on Form 10-K.
Item 4.    Mine Safety Disclosures
Not applicable.
Supplementary Item. Information About Our Executive Officers
The current executive officers of Horizon are as follows:
Terrence G. Gohl. Mr. Gohl, 58, was appointed as our Chief Executive Officer on September 23, 2019. Mr. Gohl is also a member of Horizon Global’s Board. Prior to joining Horizon Global, Mr. Gohl served as Chief Operating Officer at International Automotive Components (“IAC”), a leading global supplier of automotive components and systems, from February 2017 to June 2018. While at IAC, Mr. Gohl was responsible for 50 manufacturing locations and 23 technical centers globally. Prior to his role at IAC, from March 2009 to January 2017, Mr. Gohl served as President and CEO of Key Plastics, LLC, a supplier of injection molded plastic components to automotive OEMs, where Mr. Gohl’s strategic leadership and operational expertise were pivotal to its restructuring and turnaround, resulting in substantial improvement in financial performance and a successful sale of the business. Mr. Gohl has previously held executive positions with multiple Tier 1 automotive suppliers, including Visteon Corporation, Tower Automotive and Lear Corporation.

Matthew J. Meyer. Mr. Meyer, 38, was appointed as Chief Accounting Officer on December 13, 2019, and will serve as the Company’s principal financial officer through the filing of this Annual Report on Form 10-K. Prior to Mr. Meyer’s appointment as Chief Accounting Officer, he served as Horizon Global’s Corporate Controller. In his new role, Mr. Meyer will be responsible for the Company’s global financial reporting, accounting and tax functions. Mr. Meyer had served as the Company’s Corporate Controller since November 2018. Prior to joining the Company, Mr. Meyer served as Corporate Controller for Joyson Safety Systems, a global leader in mobility safety providing safety-critical components, systems and technology to automotive and non-automotive markets, from December 2015 to November 2018. From January 2015 to December 2015, Mr. Meyer served as Director, Accounting and Reporting for Federal-Mogul Holdings Corporation, a developer, manufacturer and supplier of products for automotive, commercial, aerospace, marine, rail and off-road vehicles; and industrial, agricultural and power-generation applications (“Federal-Mogul”). Prior to his position with Federal-Mogul, from September 2011 to January 2015, Mr. Meyer served in a variety of management positions of increasing responsibility, ultimately serving as Compliance Director, for Kelly Services Inc., a global leader in providing workforce solutions, including outsourcing and consulting services. Mr. Meyer also served in a variety of positions leading up to an Audit Manager position with KPMG, LLP, a global network of professional firms providing audit, tax and advisory services, from January 2007 to September 2011.

Matthew T. Pollick. Mr. Pollick, 48, was appointed as Chief Operating Officer on November 12, 2019. Prior to joining Horizon Global, Mr. Pollick served as Executive Vice President of Industrial Management for Gestamp North America (“Gestamp”), a company dedicated to the design, development and manufacture of metal automotive components, from September 2016 to November 2019. During his tenure at Gestamp, Mr. Pollick opened five new plants and supported the launch of over $1 billion in annual new business for Gestamp. From April 2014 to September 2016, as General Manager of Bowling Green Metalforming, a subsidiary of Magna International, a leading global automotive mobility technology and automotive parts supplier (“Magna”), Mr. Pollick implemented cost savings through material utilization improvements and reduced working capital through inventory reductions by optimizing operational processes. Prior to joining Magna, from April 2002 to April 2014, Mr. Pollick held roles of increasing responsibility at Tower International, a leading manufacturer of engineered automotive structural metal components and assemblies, ultimately serving as its Director of Operations.

Dennis E. Richardville. Mr. Richardville, 65, was appointed as our Chief Financial Officer on March 16, 2020, and will assume the role of the Company’s principal financial officer after the filing of this Annual Report on Form 10-K. Prior to his appointment, Mr. Richardville served as Vice President and Corporate Treasurer of the Company since January 2020. Prior to joining Horizon Global, Mr. Richardville served as Chief Financial Officer of Dura Automotive Systems, LLC, a global Tier One automotive supplier specializing in the design, engineering and manufacturing of advanced mobility system solutions, from August 2019 to September 2019. Mr. Richardville served as Executive Vice President and Chief Financial Officer of IAC from April 2012 to December 2019. From 2007 to 2012, Mr. Richardville served as Vice President and Global Corporate Controller for IAC. Prior to joining IAC, Mr. Richardville held various finance positions with Lear Corporation, Wesley Industries, Inc., MSX International, Inc. and Hayes Lemmerz International Inc. from 1999 to 2007.

James F. Sistek. Mr. Sistek, 56, was appointed as a Chief Administrative Officer on December 9, 2019. Prior to joining Horizon Global, Mr. Sistek served as Senior Vice President Business Operations for Superior Industries International, Inc. (“Superior”), a Tier 1 automotive supplier of aluminum wheels, from August 2014 to January 2019. During his tenure at Superior, Mr. Sistek was directly responsible for product development and launch, supply chain and logistics, quality, information technology and served as the executive lead on a corporate-wide overhaul of the operating model. From January 2013 to August 2014, Mr. Sistek served as President and Founder of Infologic, Inc. (“Infologic”), a consulting services company specializing in the optimization of business operations, where he streamlined business processes, supported program development and launch programs, and provided complete technology assessments for Tier 1 suppliers and IT service providers. Prior to forming Infologic, from October 2005 to January 2013, Mr. Sistek held various leadership positions at Visteon Corporation, ultimately serving as Vice President Shared Services and Chief Information Officer from 2009 to 2013.

Jay Goldbaum.  Mr. Goldbaum, 38, was named our General Counsel effective November 13, 2017, and has served as Chief Compliance Officer and Corporate Secretary since June 30, 2015. Mr. Goldbaum previously served as Legal Director since June 30, 2015 in connection with the Spin-off. From January 14, 2015 through June 29, 2015, Mr. Goldbaum served as Vice President, Corporate Secretary and a Director of Horizon Global. Mr. Goldbaum was previously Associate General Counsel-Commercial Law for TriMas beginning in January 2014. Mr. Goldbaum joined TriMas in January 2012 and held the position of Legal Counsel. Before joining TriMas, Mr. Goldbaum was an associate in the corporate and litigation practice groups at the law firm of Jaffe, Raitt, Heuer & Weiss, P.C. from September 2007 to August 2011.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, par value $0.01 per share, is listed for trading on the NYSE under the symbol “HZN.” As of March 12, 2020, there were 211 holders of record of our common stock.
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
Issuer Purchases of Equity Securities
The Company’s purchases of its shares of common stock during the three months ended December 31, 2019 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)
October 1 - 31, 2019	—	$—	—	813,494
November 1 - 30, 2019	—	$—	—	813,494
December 1 - 31, 2019	—	$—	—	813,494
Total	—	$—	—	813,494
__________________________
(a) The Company has a share repurchase program that was announced in May 2017 to purchase up to 1.5 million shares of the Company’s common stock. As of December 31, 2019, 813,494 shares of common stock remain to be purchased under this program. The share repurchase program expires on May 5, 2020.

Item 6.    Selected Financial Data
Not applicable.
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
Overview
Headquartered in Plymouth, Michigan, we are a leading designer, manufacturer and distributor of a wide variety of high-quality, custom-engineered towing, trailering, cargo management and other related accessory products on a global basis, primarily serving the aftermarket, retail and E-commerce and automotive OEM and OES channels, supporting our customers primarily through a regional service and delivery model.
Horizon Global reports its business in two operating segments: Horizon Americas and Horizon Europe-Africa. See Note 18, Segment Information, included in Item 8, Financial Statements and Supplementary Data, within this Annual Report on Form 10-K for further description of the Company’s operating segments.
Critical factors affecting our ability to succeed include:

•
Our ability to realize the expected future economic benefits resulting from the changes made to our manufacturing operations, distribution footprint and management team during 2017 through 2019, including the operational improvement initiatives implemented in 2019;

•	Our ability to continue to manage our liquidity, including continuing to deleverage our balance sheet and service our debt obligations;

•	Our ability to quickly and cost-effectively introduce new products to our customers and end-user market with a resulting streamlined customer service model and improved operating margins;

•	Our ability to continue to successfully launch new products and customer programs to expand our geographic coverage or distribution channels and realize desired operating efficiencies; and

•
Our ability to manage our cost structure more efficiently via global supply base management, internal sourcing and/or purchasing of materials, selective outsourcing and/or purchasing of support functions, working capital management and a global approach to leverage of our administrative functions.

If we are unable to do any of the foregoing successfully, our financial condition and results of operations could be materially and adversely impacted.
We report shipping and handling expenses associated with Horizon Americas’ distribution network as an element of selling, general and administrative expenses in our consolidated statements of operations. As such, gross margins for Horizon Americas may not be comparable to those of Horizon Europe‑Africa which primarily rely on third-party distributors, for which all costs are included in cost of sales.

Supplemental Analysis and Segment Information
Non-GAAP Financial Measures

The Company’s management utilizes Adjusted EBITDA as the key measure of company and segment performance and for planning and forecasting purposes, as management believes this measure is most reflective of the operational profitability or loss of the Company and its operating segments and provides management and investors with information to evaluate the operating performance of its business and is representative of its performance used to measure certain of its financial covenants, further discussed in the Liquidity and Capital Resources section below. Adjusted EBITDA should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income attributable to Horizon Global, which is the most directly comparable financial measure to Adjusted EBITDA that is prepared in accordance with U.S. GAAP. Adjusted EBITDA, as determined and measured by Horizon Global, should also not be compared to similarly titled measures reported by other companies. The Company also uses operating profit (loss) to measure stand-alone segment performance.

Adjusted EBITDA is defined as net income attributable to Horizon Global before interest expense, income taxes, depreciation and amortization, and before certain items, as applicable, such as severance, restructuring, relocation and related business disruption costs, impairment of goodwill and other intangibles, non-cash stock compensation, certain product liability recall and litigation claims, acquisition and integration costs, gains (losses) on business divestitures and other assets, board transition support and non-cash unrealized foreign currency remeasurement costs.

The following table summarizes Adjusted EBITDA for our operating segments for the twelve months ended December 31, 2019 (“4Q19 YTD”):

	Twelve months ended December 31, 2019
	Horizon Americas	Horizon Europe-Africa	Corporate	Consolidated
	(dollars in thousands)
Net income attributable to Horizon Global				$80,750
Net loss attributable to noncontrolling interest				(1,240)
Net income				$79,510
Interest expense				58,270
Income tax benefit				(10,820)
Depreciation and amortization				21,690
EBITDA	$(4,320)	$(3,370)	$156,340	$148,650
Net loss attributable to noncontrolling interest	—	1,240	—	1,240
Income from discontinued operations, net of tax	—	—	(189,520)	(189,520)
Severance	(200)	1,330	2,050	3,180
Restructuring, relocation and related business disruption costs	9,500	(1,190)	3,990	12,300
Non-cash stock compensation	—	—	2,150	2,150
Loss on business divestitures and other assets	2,070	3,630	—	5,700
Board transition support	—	—	1,450	1,450
Product liability and litigation claims	820	1,760	—	2,580
Debt issuance costs	—	—	4,070	4,070
Unrealized foreign currency remeasurement costs	—	(180)	130	(50)
Other	560	(450)	(170)	(60)
Adjusted EBITDA	$8,430	$2,770	$(19,510)	$(8,310)

The following table summarizes Adjusted EBITDA for our operating segments for the twelve months ended December 31, 2018 (“4Q18 YTD”):

	Twelve months ended December 31, 2018
	Horizon Americas	Horizon Europe-Africa	Corporate	Consolidated
	(dollars in thousands)
Net income attributable to Horizon Global				$(203,960)
Net loss attributable to noncontrolling interest				(940)
Net income				$(204,900)
Interest expense				27,450
Income tax benefit				(11,520)
Depreciation and amortization				20,580
EBITDA	$(5,770)	$(136,610)	$(26,010)	$(168,390)
Net loss attributable to noncontrolling interest	—	940	—	940
Income from discontinued operations, net of tax	—	—	(14,460)	(14,460)
Severance	5,050	3,060	3,950	12,060
Restructuring, relocation and related business disruption costs	19,690	3,200	—	22,890
Impairment of goodwill and intangible assets	—	126,770	—	126,770
Non-cash stock compensation	—	—	1,550	1,550
Acquisition and integration costs	—	1,390	15,870	17,260
Loss on business divestitures and other assets	6,690	—	—	6,690
Unrealized foreign currency remeasurement costs	50	330	490	870
Other (income) expense, net	340	(220)	40	160
Adjusted EBITDA	$26,050	$200	$(18,570)	$7,680
Segment Information
Previously, the Company had three operating segments. However, as a result of the divestiture of our Horizon Asia-Pacific operating segment (“APAC”) in the third quarter of 2019, we have removed APAC as a separate operating segment and its results are presented as a discontinued operation. Historical information has been retrospectively adjusted to reflect these changes. Please see Note 4, Discontinued Operations, and Note 18, Segment Information, included in Item 8, “Financial Statements and Supplementary Data,” within this Annual Report on Form 10-K, for additional information.
The following table summarizes financial information for our operating segments for 4Q19 YTD and 4Q18 YTD:

	Twelve months ended December 31,				Change		Constant Currency Change
	2019	As a Percentage of Net Sales	2018	As a Percentage of Net Sales	$	%	$	%
	(dollars in thousands)
Net Sales
Horizon Americas	$372,720	54.0%	$390,750	54.7%	$(18,030)	(4.6)%	$(17,450)	(4.5)%
Horizon Europe‑Africa	317,730	46.0%	323,260	45.3%	(5,530)	(1.7)%	13,180	4.1%
Total	$690,450	100.0%	$714,010	100.0%	$(23,560)	(3.3)%	$(4,270)	(0.6)%
Gross Profit
Horizon Americas	$71,640	19.2%	$79,930	20.5%	$(8,290)	(10.4)%	$(8,130)	(10.2)%
Horizon Europe‑Africa	24,590	7.7%	29,550	9.1%	(4,960)	(16.8)%	(2,960)	(10.0)%
Total	$96,230	13.9%	$109,480	15.3%	$(13,250)	(12.1)%	$(11,090)	(10.1)%
Selling, General and Administrative Expense
Horizon Americas	$81,450	21.9%	$86,380	22.1%	$(4,930)	(5.7)%	$(4,770)	(5.5)%
Horizon Europe‑Africa	38,050	12.0%	49,540	15.3%	(11,490)	(23.2)%	(9,430)	(19.0)%
Corporate	34,680	N/A	35,210	N/A	(530)	(1.5)%	—	—%
Total	$154,180	22.3%	$171,130	24.0%	$(16,950)	(9.9)%	$(14,200)	(8.3)%
Operating Loss
Horizon Americas	$(10,390)	(2.8)%	$(6,840)	(1.8)%	$(3,550)	51.9%	$(3,560)	52.0%
Horizon Europe‑Africa	(12,100)	(3.8)%	(148,630)	(46.0)%	136,530	(91.9)%	136,580	(91.9)%
Corporate	(34,680)	N/A	(35,160)	N/A	480	(1.4)%	—	—
Total	$(57,170)	(8.3)%	$(190,630)	(26.7)%	$133,460	(70.0)%	$133,020	(69.8)%
Capital Expenditures
Horizon Americas	$6,590	1.8%	$6,760	1.7%	$(170)	(2.5)%	$(170)	(2.5)%
Horizon Europe‑Africa	3,080	1.0%	4,500	1.4%	(1,420)	(31.6)%	(900)	(20.0)%
Corporate	50	N/A	—	N/A	50	N/A	—	—
Total	$9,720	1.4%	$11,260	1.6%	$(1,540)	(13.7)%	$(1,070)	(9.5)%
Depreciation and Amortization of Intangible Assets
Horizon Americas	$8,670	2.3%	$8,160	2.1%	$510	6.3%	$550	6.7%
Horizon Europe‑Africa	11,720	3.7%	12,090	3.7%	(370)	(3.1)%	(250)	(2.1)%
Corporate	1,300	N/A	330	N/A	970	293.9%	—	—
Total	$21,690	3.1%	$20,580	2.9%	$1,110	5.4%	$300	1.5%
Adjusted EBITDA
Horizon Americas	$8,430	2.3%	$26,050	6.7%	$(17,620)	(67.6)%	N/A	N/A
Horizon Europe-Africa	2,770	0.9%	200	0.1%	2,570	1,285.0%	N/A	N/A
Corporate	(19,510)	N/A	(18,570)	N/A	(940)	5.1%	N/A	N/A
Total	$(8,310)	(1.2)%	$7,680	1.1%	$(15,990)	(208.2)%	N/A	N/A

Results of Operations
Twelve Months Ended December 31, 2019 Compared with Twelve Months Ended December 31, 2018
Overall, net sales decreased $23.6 million, or 3.3%, to $690.5 million during 4Q19 YTD, as compared to $714.0 million during 4Q18 YTD, driven by a decrease in net sales in Horizon Americas and Horizon Europe‑Africa. The decrease in net sales within Horizon Americas of $18.0 million was primarily driven by sales decreases in the aftermarket, retail and industrial sales channels, partially offset by increases primarily in the automotive OEM and E-commerce sales channels. The decrease in net sales of $5.5 million in Horizon Europe‑Africa was primarily attributable due to unfavorable currency translation as well as the impact of the Company’s sale of its non-automotive business in the first quarter of 2019. Removing the currency translation impact, net sales increased in Horizon Europe‑Africa on a constant currency basis primarily attributable in the automotive OEM and automotive OES sales channels due to increased volumes.

Gross profit margin (gross profit as a percentage of net sales) approximated 13.9% and 15.3% during 4Q19 YTD and 4Q18 YTD, respectively. Negatively impacting gross profit margin were unfavorable net sales and cost mix driven by tariff costs and the timing and inability to fully recover operating input cost increases in Horizon Americas, partially offset through customer pricing actions. In addition, unfavorable currency translation as well as channel shift mix to lower margin business in Horizon Europe‑Africa drove decreased margins in 4Q19 YTD compared to 4Q18 YTD.
Operating margin (operating profit (loss) as a percentage of net sales) was (8.3)% and (26.7)% during the 4Q19 YTD and 4Q18 YTD, respectively. Operating loss decreased $133.5 million, or 70.0%, to $57.2 million during 4Q19 YTD, as compared to $190.6 million during 4Q18 YTD, primarily due to the absence of the impairment of goodwill and intangible assets totaling $126.8 million in Horizon Europe‑Africa recorded in the prior year. In addition, lower gross profit in both the Horizon Americas and in Horizon Europe‑Africa operating segments negatively impacted operating margin.
Other expense, net decreased $7.4 million to $5.4 million during 4Q19 YTD, as compared to $12.8 million during 4Q18 YTD, primarily due to absence of $5.1 million costs incurred in connection with the termination of the Brink Group acquisition in 4Q18 YTD and a $4.3 million charge related to an unrelated acquisition indemnification asset, partially offset by a $3.6 million loss on sale related to the Company’s divestiture of non-automotive business assets in Horizon Europe‑Africa in the first quarter of 2019.
Interest expense increased $30.8 million, to $58.3 million during 4Q19 YTD, as compared to $27.5 million during 4Q18 YTD. Interest expense increased because of $50.0 million of additional borrowings on the First Lien Term Loan in July 2018 and $51.0 million of additional borrowings on the Second Lien Term Loan in March 2019, which resulted in higher borrowings as well as higher interest rates compared to 4Q18 YTD. In addition, the Company recorded a charge of $8.7 million related to unamortized debt issuance costs due to its debt refinancing and modifications.
The effective income tax rate for 4Q19 YTD and 4Q18 YTD, respectively, was 9.0% and 5.0%, respectively. The higher effective income tax rate for 4Q19 YTD, was primarily due to a $6.6 million benefit related to the release of uncertain tax positions, and the corresponding accrued interest and penalties, in certain jurisdictions during 4Q19 YTD as well as jurisdictional income mix.
Net loss from continuing operations decreased $109.4 million, to a net loss of $110.0 million during 4Q19 YTD, from a net loss of $219.4 million during 4Q18 YTD. The decrease was primarily attributable to decrease of a $133.5 million in operating loss, driven by the absence of the $126.8 million of impairment of goodwill and intangible assets recorded in the during 4Q18 YTD in Horizon Europe‑Africa, partially offset by an increase in operating loss in Horizon Americas.
Income from discontinued operations, net of tax is primarily attributable to the $180.5 million gain that was recognized when the Company completed the sale of APAC during 4Q19 YTD. As a result, APAC has been presented as discontinued operations in our consolidated financial statements in accordance with Accounting Standards Codification 205, “Discontinued Operations”. See Note 4, Discontinued Operations, included in included in Item 8, “Financial Statements and Supplementary Data”, within this Annual Report on Form 10-K for further description of the Company’s discontinued operations.
See below for a discussion of operating results by operating segment.
Horizon Americas
Net sales by sales channel, in thousands, for Horizon Americas during 4Q19 YTD and 4Q18 YTD are as follows:

	Twelve months ended December 31,		Change
	2019	2018	$	%
Net Sales
Automotive OEM	$87,700	$80,300	$7,400	9.2%
Automotive OES	6,950	5,610	1,340	23.9%
Aftermarket	96,910	114,450	(17,540)	(15.3)%
Retail	105,970	115,920	(9,950)	(8.6)%
Industrial	29,390	38,810	(9,420)	(24.3)%
E-commerce	45,750	34,220	11,530	33.7%
Other	50	1,440	(1,390)	(96.5)%
Total	$372,720	$390,750	$(18,030)	(4.6)%
Net sales decreased by $18.0 million, or 4.6%, to $372.7 million during 4Q19 YTD, as compared to $390.8 million during 4Q18 YTD, primarily attributable to a $37.2 million decrease due to lower volumes primarily in the aftermarket, retail and industrial sales channels, partially offset by a $5.7 million decrease in sales discount, returns and allowances. In addition, the lower sales volumes was partially offset by $14.9 million in pricing increases during 4Q19 YTD, which were implemented to recover increased material and input costs and offset higher import tariffs, which took effect during 2018 and were increased during 2019.
Horizon Americas’ gross profit decreased by $8.3 million, or 10.4%, to $71.6 million, or 19.2% of net sales, during 4Q19 YTD, as compared to $79.9 million, or 20.5% of net sales, during 4Q18 YTD. The decrease in gross profit margin reflects the changes in sales detailed above. Additionally, gross profit was impacted by the following:

–	$13.8 million unfavorable material input costs primarily related to higher freight and tariff costs;

–	$6.7 million unfavorable manufacturing costs; and

–	$8.1 million of higher scrap costs and inventory reserves; partially offset by:

–	$6.4 million of prior-year comparable period restructuring and footprint rationalization projects and related cost inefficiencies that did not reoccur; and

–	$6.7 million in lower outbound freight costs.
Selling, general and administrative (“SG&A”) expenses decreased by $4.9 million to $81.5 million, or 21.9% of net sales, during 4Q19 YTD, as compared to $86.4 million, or 22.1% of net sales, during 4Q18 YTD. The decrease in SG&A expenses was attributable to the following:

–	$10.7 million of additional costs incurred in the prior-year comparable period related to restructuring projects and inefficiency costs incurred during the transition to our Kansas City location;

–	$3.5 million of lower personnel and compensation costs; and

–	$1.4 million of lower sales and marketing costs; partially offset by:

–	$6.5 million charge related to the abandonment of leased equipment in its Kansas City location; and

–	$3.4 million of higher distribution center rent and operating costs.
Horizon Americas’ operating loss increased by $3.6 million to an operating loss of $10.4 million, or (2.8)% of net sales, during 4Q19 YTD, as compared to an operating loss of $6.8 million, or (1.8)% of net sales, during 4Q18 YTD. Operating loss increased primarily due to the decreased net sales and additional operating costs discussed above.
Horizon Americas’ Adjusted EBITDA decreased by $17.6 million to $8.4 million during 4Q19 YTD, as compared to Adjusted EBITDA of $26.1 million during 4Q18 YTD. Adjusted EBITDA decreased primarily due to the decreased net sales and additional operating costs discussed above.
Horizon Europe-Africa

Net sales by sales channel, in thousands, for Horizon Europe‑Africa during 4Q19 YTD and 4Q18 YTD are as follows:

	Twelve months ended December 31,		Change
	2019	2018	$	%
Net Sales
Automotive OEM	$181,490	$174,040	$7,450	4.3%
Automotive OES	58,080	50,890	7,190	14.1%
Aftermarket	69,370	77,190	(7,820)	(10.1)%
Industrial	2,850	3,440	(590)	(17.2)%
E-commerce	1,880	4,570	(2,690)	(58.9)%
Other	4,060	13,130	(9,070)	(69.1)%
Total	$317,730	$323,260	$(5,530)	(1.7)%
Net sales decreased by $5.5 million, or 1.7%, to $317.7 million during 4Q19 YTD, as compared to $323.3 million during 4Q18 YTD, primarily driven by unfavorable currency translation. Removing the currency translation impact, net sales increased $13.2 million. The increase was primarily attributable to higher automotive OEM and automotive OES volumes, partially offset by lower aftermarket shipping volumes and the $12.0 million impact of the Company’s sale of its non-automotive business in the first quarter of 2019.
Horizon Europe-Africa’s gross profit decreased by $5.0 million, or 16.8%, to $24.6 million, or 7.7% of net sales, during 4Q19 YTD, from $29.6 million, or 9.1% of net sales, during 4Q18 YTD. The decrease in gross profit margin reflects the changes in sales detailed above, which is attributable to a sales mix shift from higher margin aftermarket sales to lower margin OE sales. In addition, gross profit was impacted by the following:

–	$2.6 million of higher inventory reserves;

–	$2.0 million unfavorable currency translation; and

–	$1.3 million unfavorable material input and freight costs.
SG&A expenses decreased by $11.5 million to $38.1 million, or 12.0% of net sales, during 4Q19 YTD, as compared to $49.5 million, or 15.3% of net sales, during 4Q18 YTD. The decrease in SG&A expenses was primarily attributable to the following:

–
$4.1 million of additional costs incurred in the prior-year comparable period related to restructuring and footprint rationalization projects primarily related to the shift in production to our Brasov, Romania production facility;

–	$3.7 million reduction in functional support and personnel costs due to lower headcount; and

–	$1.2 million reduction in selling and warehouse expense primarily attributable to personnel costs; partially offset by:

–	$2.1 million unfavorable currency translation.
Horizon Europe-Africa’s operating loss decreased by $136.5 million to an operating loss of $12.1 million, or (3.8)% of net sales, during 4Q19 YTD, as compared to an operating loss of $148.6 million, or (46.0)% of net sales, during 4Q18 YTD, primarily due to the impairment of goodwill and intangible assets of $126.8 million in the prior-year comparable period, coupled with operational results described above.
Horizon Europe-Africa’s Adjusted EBITDA increased by $2.6 million to $2.8 million during 4Q19 YTD, as compared to Adjusted EBITDA of $0.2 million during 4Q18 YTD. Adjusted EBITDA increased primarily due to the operational results described above.

Corporate Expenses
Corporate expenses included in operating loss decreased by $0.5 million to $34.7 million during 4Q19 YTD, as compared to $35.2 million during 4Q18 YTD. The decrease was primarily attributable to the following:

–	$11.0 million of expenses related to the prior-year termination of the Brink Group acquisition, which did not reoccur; partially offset by:

–	$5.3 million of lease abandonment and leasehold improvement charges related to the Company’s termination of its former headquarters lease; and

–	$4.6 million in additional professional fee and other costs related to the Company’s new debt issuance, amendments, consents and related structure changes.
Corporate Adjusted EBITDA was $(19.5) million during 4Q19 YTD, which was lower by $0.9 million, as compared to Adjusted EBITDA of $(18.6) million during 4Q18 YTD. Adjusted EBITDA decreased primarily due the higher professional fee and other costs described above.
Liquidity and Capital Resources
Our capital and working capital requirements are funded through a combination of cash flows from operations, cash on hand and various borrowings and factoring arrangements described below, including our asset-based revolving credit facility (“ABL Facility”). See Note 10, Long-term Debt included in Item 8, “Financial Statements and Supplementary Data,” within this Annual Report on Form 10-K. As of December 31, 2019 and 2018, there was $8.7 million and $26.1 million, respectively, of cash held at foreign subsidiaries. There may be country specific regulations which may restrict or result in increased costs in the repatriation of these funds.
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
In 2018, the Company experienced a combination of increased distribution costs and constrained shipments within the Horizon Americas distribution network primarily resulting from the start-up of its new Kansas City, Kansas aftermarket and retail distribution center. Due to these factors, as well as costs associated with remediating these factors, during the first quarter of 2019, the Company entered into a Senior Term Loan Agreement (“Bridge Loan”) of $10.0 million and a Second Lien Term Loan (“Second Lien Term Loan”) of $51.0 million to repay the Bridge Loan, and amended the First Lien Term Loan to amend certain financial covenants to provide for relief based on the Company’s 2018 and 2019 budget and make certain other affirmative and negative covenants more restrictive. In the second quarter of 2019, the Company entered into the Seventh Term Amendment (as defined below) to amend the First Lien Term Loan agreement to extend its $100.0 million prepayment requirement from on or before March 31, 2020 to on or before May 15, 2020. In September 2019, the Company entered into the Eighth Term Amendment (as defined below) to provide consent for the sale of APAC, provide consent for the Company to meet its prepayment obligation of the First Lien Term Loan, remove prepayment penalties and make certain negative covenants less restrictive. In September 2019, the Company paid down a portion of its First Lien Term Loan’s outstanding principal plus fees and paid-in-kind interest in the amount of $172.9 million. Refer to Note 10, Long-term Debt, in Item 8, “Financial Statements and Supplementary Data,” included within this Annual Report on Form 10-K for additional information.
Cash Flows - Operating Activities
Net cash used for operating activities during 4Q19 YTD was $68.5 million, as compared to $95.6 million in 4Q18 YTD. During 4Q19 YTD, the Company used $63.0 million in cash flows, based on the reported net loss of $110.0 million and after considering the effects of non-cash items related to gains and losses on dispositions of property and equipment, depreciation, amortization of intangible assets, write-off of operating lease assets, impairment of goodwill and intangible assets, amortization of original issuance discount and debt issuance costs, deferred income taxes, stock compensation, paid-in-kind interest, and other, net. During 4Q18 YTD, the Company used $62.8 million based on the reported net loss of $219.4 million and after considering the effects of similar non-cash items.

Changes in operating assets and liabilities resulted in a use of cash of $5.5 million and $32.8 million during 4Q19 YTD and 4Q18 YTD, respectively. Changes in accounts receivable resulted in a net source of cash of $19.3 million and a net use of cash of $22.6 million in 4Q19 YTD and 4Q18 YTD, respectively. The decrease in accounts receivable during 4Q19 YTD was primarily driven by pull ahead collection efforts in 2019 and lower 4Q19 sales vs. 4Q18. The increase in accounts receivable in 4Q18 YTD was primarily driven by the recall insurance recovery related to potential claims related to product sold by Horizon Europe-Africa arising from potentially faulty components provided by a supplier. The increase was also driven by pull ahead collection efforts in 2017 that was not repeated in 2018, in addition to a larger portion of the sales growth being in our Horizon Americas segment, as opposed to growth in 2018 in our Horizon Europe-Africa segment where we factor a large portion of our receivables.
Changes in inventory resulted in a net source of cash of $8.4 million and a net use of cash of $6.9 million during 4Q19 YTD and 4Q18 YTD, respectively. The decrease in inventory during 4Q19 YTD is due to higher inventory scrap and reserves as well as improved inventory management. The increase in inventory during 4Q18 YTD was primarily due to the increased material costs in addition to a buildup in anticipation of meeting 1Q19 sales demand.
Changes in prepaid expenses and other assets resulted in a net use of cash of $3.0 million and a net source of cash of $6.2 million during 4Q19YTD and 4Q18YTD, respectively. The increase in prepaid expenses and other assets during 4Q19 YTD was primarily due to a change in the timing of customer payments. The decrease in prepaid expenses and other assets during 4Q18 YTD was primarily due to a change in the timing of customer payments and a reduction of tooling projects.
Changes in accounts payable and accrued liabilities resulted in a use of cash of $30.1 million and $9.5 million during 4Q19 YTD and 4Q18 YTD, respectively. The decrease in accounts payable and accrued liabilities during 4Q19 YTD was primarily due to the timing of payments made to suppliers, mix of vendors and related terms. The decrease in accounts payable and accrued liabilities during 4Q18 YTD was primarily related to payments made to vendors with funding from long-term debt.
Cash Flows - Investing Activities
Net cash provided by investing activities during 4Q19 YTD was $206.5 million, as compared to a use of cash of $11.2 million during 4Q18 YTD. During 2019, net proceeds from the sale of APAC were $209.6 million, and net proceeds from the sale of certain non-automotive business assets were $5.0 million. During 4Q19 YTD, there were lower capital expenditure needs of $9.7 million as compared to $11.3 million during 4Q18 YTD, which related to growth, capacity and productivity-related capital projects, primarily within Horizon Europe‑Africa. We expect our capital spending in the twelve months ended December 31, 2020 to be $12.0 million, primarily related to support for product development, growth and maintenance for the business.
Cash Flows - Financing Activities
Net cash used for financing activities during 4Q19 YTD was $164.7 million. During 4Q18 YTD, net cash provided by financing activities was $82.4 million. During 4Q19 YTD, proceeds from borrowings on our Second Lien Term Loan were $35.5 million, net of issuance costs; net repayments on our ABL Facility totaled $43.5 million, while we used cash of $173.4 million for repayments on our First Lien Term Loan. During 4Q18 YTD, proceeds from borrowings on our First Lien Term Loan were $45.4 million, net of issuance costs; and our net borrowing from our ABL Facility totaled $51.6 million, while we used cash of $9.1 million for repayments on our First Lien Term Loan.
Factoring Arrangements
The Company has factoring arrangements with financial institutions to sell certain accounts receivable under certain recourse and non-recourse agreements. Total receivables sold under the factoring arrangements was $258.4 million and $242.8 million during 4Q19 YTD and 4Q18 YTD, respectively. We utilize factoring arrangements as part of our financing for working capital. The costs of participating in these arrangements are immaterial to our results. Refer to Note 3, Summary of Significant Accounting Policies, in Item 8, “Financial Statements and Supplementary Data,” included within this Annual Report on Form 10-K for additional information.
Our Debt and Other Commitments
We and certain of our subsidiaries are party to an asset-based revolving credit facility (the “ABL Facility”), which provides for $90.0 million of funding on a revolving basis, subject to borrowing base availability, and matures in June 2020. In addition, the Company and certain of our subsidiaries are party to other long-term credit agreements, including the First Lien Term Loan Agreement (formerly known as the “Term Loan”), which matures in June 2021, and the Second Lien Term Loan Agreement, which matures in September 2021.

On February 1, 2017, the Company completed a public offering of 2.75% Convertible Senior Notes due 2022 (the “Convertible Notes”) in an aggregate principal amount of $125.0 million. Interest is payable on January 1 and July 1 of each year.
At December 31, 2019, there was $20.0 million outstanding on the ABL Facility bearing interest at a weighted average rate of 5.5%, $25.2 million outstanding on the First Lien Term Loan bearing interest at 8.1% and $57.0 million outstanding on the Second Lien Term Loan bearing interest at 13.3%. The Company had $33.1 million of availability under the ABL Facility as of December 31, 2019. Refer to Note 10, Long-term Debt, in Item 8, “Financial Statements and Supplementary Data,” included within this Annual Report on Form 10-K for additional information.
ABL Facility
On February 20, 2019, the Company amended its ABL Facility permit the Company to enter into the Senior Term Loan Agreement and make certain indebtedness, asset sale, investment and restricted payment baskets covenants more restrictive.
On March 7, 2019, the Company amended the ABL Facility to permit the Company to enter into the Second Lien Term Loan Agreement and provide for certain other modifications of the ABL Facility. In particular, the ABL Facility was modified to increase the interest rate by 1.0%, reduce the total facility size to $90.0 million and limit the ability to incur additional indebtedness in the future.
In September 2019, the Company amended its existing ABL Facility to provide consent for the sale of APAC, provide consent for the Company’s prepayment of First Lien Term Loan, as discussed below, and increase the existing block by $5.0 million to a total block of $10.0 million, making the effective facility size $80.0 million.
Loan and Security Agreement
On March 13, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Encina Business Credit, LLC, as agent for the lenders party thereto. The Loan Agreement provides for an asset-based revolving credit facility in the maximum aggregate principal amount of $75.0 million subject to customary borrowing base limitations contained therein, which amount may be increased at the Company’s request by up to $25.0 million. A portion of the proceeds received by the Company under the Loan Agreement were used to pay in full all outstanding debt incurred under the Company’s existing ABL Facility described above.
The interest on the loans under the Loan Agreement will be payable in cash at the interest rate of LIBOR plus 4.00% per annum, subject to a 1.00% LIBOR floor, provided that if for any reason the loans are converted to base rate loans, interest will be paid in cash at the customary base rate plus a margin of 3.00% per annum. There are no amortization payments required under the Loan Agreement. Borrowings under the Loan Agreement mature on the earlier of: (i) March 13, 2023 and (ii) 90 days prior to the maturity of any portion of the debt under the Company’s First Lien Term Loan or Second Lien Term Loan, as may be in effect from time to time, unless earlier terminated. Based on the maturity dates of the Company’s First Lien Term Loan and Second Lien Term Loan, the loans under the Loan Agreement would be due on March 31, 2021. All of the indebtedness under the Loan Agreement is and will be guaranteed by the Company and certain of the Company’s existing and future North American subsidiaries and is and will be secured by substantially all of the assets of the Company, such guarantors, and the borrowers under the Loan Agreement.
The Loan Agreement also contains a financial covenant that stipulates the Company will not make Capital Expenditures (as defined in the Loan Agreement) exceeding $30.0 million during any fiscal year.
First Lien Term Loan Agreement
On July 31, 2018, the Company entered into an amendment to the First Lien Term Loan, which provided for additional borrowings of $50.0 million that were used to pay outstanding balances under the ABL Facility, pay fees and expenses in connection with the amendment and for general corporate purposes.
On February 20, 2019, the Company amended and restated the existing term loan agreement (the “First Lien Term Loan Agreement”) to permit the Company to enter into the Senior Term Loan Agreement and tightened certain indebtedness, asset sale, investment and restricted payment baskets.
On March 15, 2019, the Company amended the existing term loan agreement (“Sixth Term Amendment”) to permit the Company to enter into the Second Lien Term Loan Agreement, amend certain financial covenants to make them less restrictive and make certain other affirmative and negative covenants more restrictive.

On May 7, 2019, the Company entered into the Seventh Amendment to Credit Agreement (the “Seventh Term Amendment”) to amend the First Lien Term Loan Agreement, which extended its $100.0 million prepayment requirement from on or before March 31, 2020 to on or before May 15, 2020.
In September 2019, the Company amended the existing First Lien Term Loan Agreement (“Eighth Term Amendment”) to provide consent for the sale of APAC, provide consent for the Company to meet its prepayment obligation of the First Lien Term Loan Agreement, remove prepayment penalties and make certain negative covenants less restrictive. In September 2019, the Company paid down a portion of its First Lien Term Loan’s outstanding principal plus fees and paid-in-kind interest in the amount of $172.9 million.
Pursuant to the Eighth Term Amendment, the prior first lien leverage covenant was eliminated and replaced with the secured net leverage ratio starting with the fiscal quarter ending December 31, 2020 as follows:

•	December 31, 2020: 6.00 to 1.00

•	March 31, 2021: 6.00 to 1.00

•	June 30, 2021 and each fiscal quarter ending thereafter: 5.00 to 1.00
On March 13, 2020, the Company entered into the Ninth Amendment to the First Lien Term Loan Agreement (the “Ninth Term Amendment”) to amend certain covenants. The Ninth Term Amendment removed the $15.0 million minimum liquidity requirement under the First Lien Term Loan Agreement. The Ninth Term Amendment also amended the net leverage ratio requirements under the First Lien Term Loan Agreement to remove the December 31, 2020 leverage ratio test, as set forth in the Eighth Term Amendment above.
The Ninth Term Amendment also amended the fixed charge coverage ratio covenant under the First Lien Term Loan to not be below 1.0 to 1.0 beginning with the fiscal quarter ending March 31, 2021.
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
Second Lien Term Loan Agreement
On March 15, 2019, the Company entered into a credit agreement (the “Second Lien Term Loan Agreement”) with Cortland Capital Markets Services LLC, as administrative agent and collateral agent, and Corre Partners Management L.L.C. as representative of the lenders, and the lenders party thereto. The Second Lien Term Loan Agreement provides for a term loan facility in the aggregate principal amount of $51.0 million and matures on September 30, 2021. The Second Lien Term Loan Agreement is secured by a second lien on substantially the same collateral as the First Lien Term Loan, bears an interest rate of LIBOR plus 11.5% payable in kind through an increase in principal balance, and is subject to various affirmative and negative covenants including a secured net leverage ratio tested quarterly, commencing with the fiscal quarter ending on December 31, 2019, which shall not exceed (x) 6.75 to 1.00 as of the last day of any fiscal quarter ending on or prior to June 30, 2020 and (y) 5.25 to 1.00 as of the last day of any fiscal quarter ending on or after September 30, 2020.
Pursuant to the Second Lien Term Loan Agreement, the Company was required to issue detachable warrants to purchase up 6.25 million shares of its common stock, which can be exercised on a cashless basis over a five-year term with an exercise price of $1.50 per share. In March 2019, warrants to purchase 3,601,902 shares of common stock were issued and the Company also issued 90,667 shares of Series A Preferred Stock in the interim that were convertible into additional warrants upon receipt of shareholder approval of the issuance of such additional warrants and the shares of common stock issuable upon exercise thereof. Upon receipt of such shareholder approval on June 25, 2019, the 90,667 shares of Series A Preferred Stock were converted into warrants to purchase 2,952,248 shares of common stock.

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

On March 13, 2020, the Company entered into the Second Amendment to the Second Lien Term Loan Agreement (the “Second Lien Second Amendment”) to amend certain covenants. The Second Lien Second Amendment removed the $15.0 million minimum liquidity requirement under the Second Lien Term Loan Agreement. The Second Lien Second Amendment also amended the net leverage ratio requirements under the Second Lien Term Loan Agreement to remove the December 31, 2020 leverage ratio test, consistent with the Ninth Term Amendment above.
The Second Lien Second Amendment also amended the fixed charge coverage ratio covenant under the Second Lien Term Loan to not be below 1.0 to 1.0 beginning with the fiscal quarter ending March 31, 2021.
Covenant and Liquidity Matters
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
We are subject to variable interest rates on our ABL Facility, First Lien Term Loan and Second Lien Term Loan. At December 31, 2019, 1-Month LIBOR and 3-Month LIBOR approximated 1.76% and 1.91%, respectively.
The Company estimates it incurred $2.7 million of debt issuance costs and amendment fees associated with the above transactions. The transactions will be accounted for in the first quarter of 2020.

The Company is in compliance with all of its financial covenants as of December 31, 2019. As a result of the above series of amendments and entry into the Loan Agreement in March 2020, and our current forecast through March 31, 2021, the Company believes it has sufficient liquidity to operate its business.
Refer to Note 10, Long-term Debt, and Note 21, Subsequent Events, in Item 8, “Financial Statements and Supplementary Data,” included within this Annual Report on Form 10-K for additional information.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases and annual rent expense related thereto for 4Q19 YTD $18.8 million. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.
Consolidated EBITDA

Consolidated EBITDA (defined as “Consolidated EBITDA” in our First Lien Term Loan Agreement and Second Lien Term Loan Agreement, collectively “Term Loan Agreements”) is a comparable measure to how the Company assesses performance. As discussed further in the Segment Information and Supplemental Analysis section above, we use certain non-GAAP financial measures to assess performance and measure our covenant compliance in accordance with the Term Loan Agreements, which includes Adjusted EBITDA at the operating segment level. For the measurement of our Term Loan Agreements financial covenants, the definition of Consolidated EBITDA limits the amount of non-recurring expenses or costs including restructuring, moving and severance that can be excluded to $10 million in any cumulative four fiscal quarter period. Similarly, the definition limits the amount of fees, costs and expenses incurred in connection with any proposed asset sale that can be excluded to $5 million in any cumulative four fiscal quarter period.

The reconciliations of net income (loss) attributable to Horizon Global to EBITDA, EBITDA to Adjusted EBITDA and Adjusted EBITDA to Consolidated EBITDA for the twelve months ended December 31, 2019 and 2018 are as follows:

	Twelve months ended December 31,
	2019	2018	Change
	(dollars in thousands)
Net income (loss) attributable to Horizon Global	$80,750	$(203,960)	$284,710
Net loss attributable to noncontrolling interest	(1,240)	(940)	(300)
Net income (loss)	79,510	(204,900)	284,410
Interest expense	58,270	27,450	30,820
Income tax benefit	(10,820)	(11,520)	700
Depreciation and amortization	21,690	20,580	1,110
EBITDA	148,650	(168,390)	317,040
Net loss attributable to noncontrolling interest	1,240	940	300
Income from discontinued operations, net of tax	(189,520)	(14,460)	(175,060)
EBITDA from continuing operations	(39,630)	(181,910)	142,280
Adjustments pursuant to Term Loan Agreements:
Losses on sale of receivables	1,590	1,730	(140)
Non-cash equity grant expenses	2,150	1,550	600
Other non-cash expenses or losses	3,710	132,000	(128,290)
Term Loans related fees, costs and expenses	2,920	—	2,920
Lender agent related professional fees, costs, and expenses	840	—	840
Non-recurring expenses or costs (a)	19,940	53,650	(33,710)
Non-cash losses on asset sales	(300)	2,210	(2,510)
Other	470	(1,550)	2,020
Adjusted EBITDA	(8,310)	7,680	(15,990)
Non-recurring expense limitation (a) (b)	(9,940)	(43,650)	33,710
Other	(470)	1,550	(2,020)
Consolidated EBITDA	$(18,720)	$(34,420)	$15,700
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
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor’s and Moody’s. On June 14, 2019, Moody’s issued a rating of Caa3 for our senior secured term loan and a rating of C for our corporate family rating. Moody’s also assigned the Company a stable outlook. On December 10, 2019, Standard & Poor’s issued a rating of B- for our senior secured term loan, an affirmed rating of CCC for our corporate credit rating and a rating of CC for our Convertible Notes. Standard & Poor’s also assigned the Company a negative outlook.
If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
Outlook
Our global business remains susceptible to economic conditions that could adversely affect our results. In the near term, the economies that most significantly affect our demand, including the United States and the European Union, are expected to continue to grow. We have been impacted by United States enacted tariffs on imports from China that continued and expanded in 2019. The Company endeavors to recover incremental input costs through pricing actions, but the recoveries generally occur over time. The impact of potential changes in these tariffs during 2020 is uncertain, as well as the potential for recoveries through pricing actions. If geopolitical tensions, particularly in East Asia, escalate, it may affect global consumer sentiment affecting the expected economic growth in the near-term. In addition, the Company will monitor the impact of the coronavirus (COVID-19) outbreak, which began in late 2019, on its business. The industry’s global supply chain has a potential to be impacted, but is not yet know to what extent, if any.
Due to its historical performance and liquidity needs, during the first quarter of 2019, the Company entered into the Bridge Loan of $10.0 million and the Second Lien Term Loan of $51.0 million to repay the Bridge Loan and entered into the Sixth Term Amendment to amend certain financial covenants to provide for relief based on the Company’s 2018 and 2019 operating performance and make certain other affirmative and negative covenants more restrictive. In addition, the Company used certain of the proceeds from the sale of APAC to pay down $163.3 million of its First Lien Term Loan, satisfying its $100.0 million prepayment requirement under the First Lien Term Loan. In conjunction with the sale of APAC and pay down of the First Lien Term Loan discussed above, the Company entered into certain amendments and consents from its various lender groups to remove its quarterly principal payment obligation, as well as amend certain of its financial covenants related to the First Lien Term Loan and Second Lien Term Loan to not be measured until the fourth quarter 2020. The amendments discussed above allowed the Company to keep $36.3 million of the proceeds from the sale of APAC to provide for its liquidity needs. Although we were able to obtain new financing and amendments to our existing agreements, we remain focused on maintaining liquidity to fund our operations, as well as remain focused on our future maturities in its capital structure, which have been addressed and will continue to be addressed as the Company works through its operational improvement initiatives in 2020. These initiatives were put in place to streamline and simplify its operations and realize gross profit improvements and generate positive cash flows to fund its organic business growth needs.
We believe the unique global footprint we enjoy in our market space will benefit us as our OE customers continue to demonstrate a preference for stronger relationships with few suppliers. We believe that our strong brand positions, portfolio of product offerings, and existing customer relationships present a long-term opportunity for us and provide leverage to see balanced growth in OE and aftermarket business. That position and brand recognition allows us flexibility to bring our products to market in various channels that we believe provide us the ability to leverage our current operational footprint to meet or exceed our customer demands.
While a strong global economy offers opportunities for growth and cost leverage, we are committed to delivering on our operational improvement initiatives to drive margin improvement and generate free cash flow. We believe our internal operational improvement initiatives, if executed well, will have a positive impact on our margins in future periods.
Our strategic priorities are to improve our capital structure, drive operating margins, stabilize the operations in the near term and drive top line growth.
Impact of New Accounting Standards
See Note 2, New Accounting Pronouncements, included in Item 8, “Financial Statements and Supplementary Data,” within this Annual Report on Form 10-K.
Critical Accounting Estimates
The following discussion of accounting policies is intended to supplement the accounting policies presented in Note 3, Summary of Significant Accounting Policies included in Item 8, “Financial Statements and Supplementary Data,” within this Annual Report on Form 10-K. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, our evaluation of business and macroeconomic trends, and information from other outside sources, as appropriate.
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
Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts to reflect management’s best estimate of probable credit losses inherent in our accounts receivable balances. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the allowances for doubtful accounts and, therefore, net income. The level of the allowance is based on quantitative and qualitative factors including historical loss experience, delinquency trends, economic conditions and customer credit risk. We perform detailed reviews of our accounts receivable portfolio on at least a quarterly basis to assess the adequacy of the allowance. Over the past two years, the allowance for doubtful accounts was 4.3% to 4.8% of gross accounts receivable. We do not believe that significant credit risk exists due to our diverse customer base.
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
See Note 6, Goodwill and Other Intangible Assets included in Item 8, “Financial Statements and Supplementary Data”, within this Annual Report on Form 10-K for further information.
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

We are also currently subject to tax controversies in various jurisdictions, and these jurisdictions may assesses additional income tax liabilities against us. Developments in audits could have a material effect on our operating results or cash flows in the period for which that development occurs, as well as for subsequent periods. We regularly assess the likelihood of an adverse outcome resulting from these proceedings to determine the adequacy of our tax accruals. Although we believe our estimates are reasonable, the final outcome of audits could be materially different from our historical income tax provisions and accruals.
Refer to Note 19, Income Taxes, to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K for additional information.
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

Not applicable.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of Horizon Global Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Horizon Global Corporation and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders’ equity for each of the two years in the period ended December 31, 2019 and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company adopted the Financial Accounting Standards Board Accounting Standards Update 2016-02, Leases, using the modified retrospective approach.

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

Emphasis of Matter - Subsequent Events

As discussed in Note 21 to the financial statements, the Company entered into a Loan and Security Agreement, as well as a series of modifications to its existing debt facilities.

/s/ Deloitte & Touche LLP

Detroit, Michigan
March 16, 2020

We have served as the Company's auditor since 2014.

HORIZON GLOBAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$11,770	$27,650
Receivables, net	71,680	95,170
Inventories	136,650	152,200
Prepaid expenses and other current assets	8,570	8,270
Current assets held-for-sale	—	36,080
Total current assets	228,670	319,370
Property and equipment, net	75,830	86,500
Operating lease right-of-use assets	45,770	—
Goodwill	4,350	4,500
Other intangibles, net	60,120	69,400
Deferred income taxes	430	660
Non-current assets held-for-sale	—	34,790
Other assets	5,870	6,130
Total assets	$421,040	$521,350
Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings and current maturities, long-term debt	$4,310	$13,860
Accounts payable	78,450	102,350
Short-term operating lease liabilities	9,880	—
Current liabilities held-for-sale	—	28,080
Accrued liabilities	48,850	58,520
Total current liabilities	141,490	202,810
Gross long-term debt	236,550	382,220
Unamortized debt issuance costs and discount	(31,500)	(31,570)
Long-term debt	205,050	350,650
Deferred income taxes	4,040	12,620
Long-term operating lease liabilities	48,070	—
Non-current liabilities held-for-sale	—	1,740
Other long-term liabilities	13,790	19,750
Total liabilities	412,440	587,570
Contingencies (See Note 14)
Shareholders' equity:
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; 26,073,894 shares issued and 25,387,388 outstanding at December 31, 2019, and 25,866,747 shares issued and 25,180,241 outstanding at December 31, 2018	250	250
Common stock warrants exercisable for 6,487,674 shares issued and outstanding at December 31, 2019; none issued and outstanding at December 31, 2018	10,610	—
Paid-in capital	163,240	160,990
Treasury stock, at cost: 686,506 shares at December 31, 2019 and December 31, 2018	(10,000)	(10,000)
Accumulated deficit	(141,970)	(222,720)
Accumulated other comprehensive (loss) income	(9,790)	7,760
Total Horizon Global shareholders' equity (deficit)	12,340	(63,720)
Noncontrolling interest	(3,740)	(2,500)
Total shareholders' equity (deficit)	8,600	(66,220)
Total liabilities and shareholders' equity	$421,040	$521,350
The accompanying notes are an integral part of these financial statements.

HORIZON GLOBAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

	Twelve months ended December 31,
	2019	2018
Net sales	$690,450	$714,010
Cost of sales	(594,220)	(604,530)
Gross profit	96,230	109,480
Selling, general and administrative expenses	(154,180)	(171,130)
Impairment of goodwill and intangible assets	—	(126,770)
Net gain (loss) on dispositions of property and equipment	780	(2,210)
Operating loss	(57,170)	(190,630)
Other expense, net	(5,390)	(12,800)
Interest expense	(58,270)	(27,450)
Loss from continuing operations before income tax	(120,830)	(230,880)
Income tax benefit	10,820	11,520
Net loss from continuing operations	(110,010)	(219,360)
Income from discontinued operations, net of income taxes	189,520	14,460
Net income (loss)	79,510	(204,900)
Less: Net loss attributable to noncontrolling interest	(1,240)	(940)
Net income (loss) attributable to Horizon Global	$80,750	$(203,960)

Net income (loss) per share attributable to Horizon Global:
Basic:
Continuing operations	$(4.30)	$(8.72)
Discontinued operations	7.49	0.58
Total	$3.19	$(8.14)
Diluted:
Continuing operations	$(4.30)	$(8.72)
Discontinued operations	7.49	0.58
Total	$3.19	$(8.14)
Weighted average common shares outstanding:
Basic	25,297,576	25,053,013
Diluted	25,297,576	25,053,013
The accompanying notes are an integral part of these financial statements.

HORIZON GLOBAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Twelve months ended December 31,
	2019	2018
Net income (loss)	$79,510	$(204,900)
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	1,650	(5,150)
Derivative instruments	(1,940)	2,270
Total other comprehensive loss, net of tax	(290)	(2,880)
Total comprehensive income (loss)	79,220	(207,780)
Less: Comprehensive loss attributable to noncontrolling interest	(1,240)	(1,010)
Comprehensive income (loss) attributable to Horizon Global	$80,460	$(206,770)
The accompanying notes are an integral part of these financial statements.

HORIZON GLOBAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Twelve months ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$79,510	$(204,900)
Less: Net income from discontinued operations	189,520	14,460
Net loss from continuing operations	(110,010)	(219,360)

Adjustments to reconcile net loss from continuing operations to net cash used for operating activities:
Net (gain) loss on dispositions of property and equipment	(780)	2,210
Depreciation	15,940	12,330
Amortization of intangible assets	5,750	8,250
Write off of operating lease assets	10,780	—
Impairment of goodwill and intangible assets	—	126,770
Amortization of original issuance discount and debt issuance costs	22,060	8,330
Deferred income taxes	(7,280)	1,120
Non-cash compensation expense	2,150	1,550
Paid-in-kind interest	9,720	—
Decrease (increase) in receivables	19,290	(22,590)
Decrease (increase) in inventories	8,380	(6,940)
(Increase) decrease in prepaid expenses and other assets	(2,990)	6,230
Decrease in accounts payable and accrued liabilities	(30,140)	(9,520)
Other, net	(11,350)	(3,990)
Net cash used for operating activities	(68,480)	(95,610)
Cash Flows from Investing Activities:
Capital expenditures	(9,720)	(11,260)
Net proceeds from sale of business	214,570	—
Net proceeds from disposition of property and equipment	1,620	80
Net cash provided by (used for) investing activities	206,470	(11,180)
Cash Flows from Financing Activities:
Proceeds from borrowing on credit facilities	13,450	23,380
Repayments of borrowings on credit facilities	(7,490)	(28,520)
Proceeds from First Lien Term Loan, net of issuance costs	—	45,430
Repayments of borrowings on First Lien Term Loan, including transaction fees	(173,430)	(9,090)
Proceeds from Second Lien Term Loan, net of issuance costs	35,500	—
Proceeds from ABL Facility, net of issuance costs	79,790	87,930
Repayments of borrowings on ABL Facility	(123,240)	(36,380)
Proceeds from issuance of Series A Preferred Stock	5,340	—
Proceeds from issuance of Warrants, net of issuance costs	5,270	—
Other, net	100	(390)
Net cash (used for) provided by financing activities	(164,710)	82,360
Discontinued Operations:
Net cash provided by discontinued operating activities	11,430	25,110
Net cash used for discontinued investing activities	(1,120)	(2,490)
Net cash provided by discontinued financing activities	—	—
Net cash provided by discontinued operations	10,310	22,620
Effect of exchange rate changes on cash and cash equivalents	530	(110)
Cash and Cash Equivalents:
Decrease for the year	(15,880)	(1,920)
At beginning of year	27,650	29,570
At end of year	$11,770	$27,650
Supplemental disclosure of cash flow information:
Cash paid for interest	$20,060	$18,630
Cash paid for taxes, net of refunds	$80	$650

The accompanying notes are an integral part of these financial statements.

HORIZON GLOBAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock	Common Stock Warrants	Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Horizon Global Shareholders' (Deficit)	Noncontrolling Interest	Total Shareholders' Equity (Deficit)
Balances at January 1, 2018, as reported	$250	$—	$159,490	$(10,000)	$(17,860)	$10,010	$141,890	$(1,490)	$140,400
Impact of ASU 2018-02	—	—	340	—	(900)	560	—	—	—
Balances at January 1, 2018, as restated	$250	$—	$159,830	$(10,000)	$(18,760)	$10,570	$141,890	$(1,490)	$140,400
Net loss	—	—	—	—	(203,960)	—	(203,960)	(940)	(204,900)
Other comprehensive loss, net of tax	—	—	—	—	—	(2,810)	(2,810)	(70)	(2,880)
Shares surrendered upon vesting of employees' share based payment awards to cover tax obligations	—	—	(390)	—	—	—	(390)	—	(390)
Non-cash compensation expense	—	—	1,550	—	—	—	1,550	—	1,550
Balances at December 31, 2018	$250	$—	$160,990	$(10,000)	$(222,720)	$7,760	$(63,720)	$(2,500)	$(66,220)
Net income	—	—	—	—	80,750	—	80,750	(1,240)	79,510
Other comprehensive loss, net of tax	—	—	—	—	—	(290)	(290)	—	(290)
Shares surrendered upon vesting of employees' share based payment awards to cover tax obligations	—	—	(10)	—	—	—	(10)	—	(10)
Non-cash compensation expense	—	—	2,150	—	—	—	2,150	—	2,150
Issuance of warrants and preferred stock	—	10,720	—	—	—	—	10,720	—	10,720
Exercise of stock warrants	—	(110)	110	—	—	—	—	—	—
Amounts reclassified from AOCI	—	—	—	—	—	(17,260)	(17,260)	—	(17,260)
Balances at December 31, 2019	$250	$10,610	$163,240	$(10,000)	$(141,970)	$(9,790)	$12,340	$(3,740)	$8,600
The accompanying notes are an integral part of these financial statements.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
Horizon Global Corporation (“Horizon,” “Horizon Global,” “we,” or the “Company”) is a global designer, manufacturer and distributor of a wide variety of high quality, custom-engineered towing, trailering, cargo management and other related accessories. These products are designed to support original equipment manufacturers (“OEMs”) and original equipment servicers (“OESs”) (collectively, “OEs”), aftermarket and retail customers within the agricultural, automotive, construction, horse/livestock, industrial, marine, military, recreational, trailer and utility markets. The Company groups its business into operating segments by the region in which sales and manufacturing efforts are focused. As a result of the Company’s sale of its Horizon Asia-Pacific operating segment (“APAC”) in 2019, the Company’s operating segments are Horizon Americas and Horizon Europe‑Africa. See Note 18, Segment Information, for further information on each of the Company’s operating segments. Historical information has been retrospectively adjusted to reflect the classification of APAC as discontinued operations. Discontinued operations are further discussed in Note 4, Discontinued Operations.
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of Americas (“U.S. GAAP”).
2. New Accounting Pronouncements
New accounting pronouncements not yet adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 replaces the current incurred loss model guidance with a new method that reflects expected credit losses. Under this guidance an entity would recognize an impairment allowance equal to its estimate of credit losses on financial assets measured at amortized cost. In November 2019, the FASB extended the effective date of ASU 2016-13 for smaller reporting companies. As a result, ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2022 with early adoption permitted. The standard is not expected to have a significant impact on the Company's consolidated financial statements.
Accounting pronouncements recently adopted
In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). ASU 2018-07 expands the scope of Accounting Standards Codification (“ASC”) 718 to include all share-based payment arrangements related to the acquisition of goods and services from both non-employees and employees. ASU 2018-07 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. The Company adopted ASU 2018-07 on January 1, 2019, and there was no impact on the Company’s consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). ASU 2017-12 eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires, for qualifying hedges, the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also modifies the accounting for components excluded from the assessment of hedge effectiveness, eases documentation and assessment requirements and modifies certain disclosure requirements. ASU 2017-12 was effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted and should be applied on a modified retrospective basis. The Company adopted ASU 2017-12 on January 1, 2019, and there was no impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which supersedes the lease requirements in ASC 840, “Leases” (“ASC 840”). The objective of this update is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. Under this guidance, lessees are required to recognize on the balance sheet a lease liability and a right-of-use (“ROU”) asset for all leases, with the exception of short-term leases with terms of twelve months or less. The lease liability represents the lessee’s obligation to make lease payments arising from a lease and is measured as the present value of the lease payments. The ROU asset represents the lessee’s right to use a specified asset for the lease term, and is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has elected the package of practical expedients, excluding the lease term hindsight, as permitted by the transition guidance. The Company has made an accounting policy election to exempt leases with an initial term of twelve months or less from balance sheet recognition. Instead, short-term leases will be expensed over the lease term.
The Company adopted the standard on January 1, 2019, by applying the modified retrospective method without restatement of comparative periods' financial information, as permitted by the transition guidance. The standard had a material impact on the Company’s consolidated balance sheet, but did not have a material impact on its consolidated statements of operations and cash flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the Company’s accounting for finance leases remained substantially unchanged.
See Note 13, Leases for the impact of the adoption which resulted in the recognition of ROU assets and corresponding lease liabilities.
In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The Company elected to early adopt this guidance in the fourth quarter of 2019, as allowed by ASU 2019-12. The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC Topic 740 by clarifying and amending existing guidance. The adoption of ASU 2019-12 resulted in immaterial reclassifications related to the accounting for franchise taxes on the Company’s consolidated financial statements.
3. Summary of Significant Accounting Policies
Principles of Consolidation.  The consolidated financial statements include the assets, liabilities, revenues and expenses of Horizon Global and its wholly-owned subsidiaries. In addition, the consolidated financial statements include the consolidation of a variable interest entity for which the Company has been deemed to be the primary beneficiary. Intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates.  The preparation of financial statements in conformity with U.S. GAAP requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill and other intangibles, valuation allowances for receivables, inventories and deferred income tax assets, valuation of derivatives, estimated future unrecoverable lease costs, estimates related to lease liability and ROU asset valuations, estimated uncertain tax positions, legal and product liability matters, assets and obligations related to employee benefits, and the respective allocation methods. Actual results may differ from such estimates and assumptions.
Cash and Cash Equivalents.  The Company considers cash on hand and on deposit and investments in all highly liquid debt instruments with initial maturities of three months or less to be cash and cash equivalents. The Company has no restricted cash.
Account Receivables.  Receivables consist primarily of amounts from contracts with customers for the sale of towing, trailering, cargo management and other related accessories. Receivables are presented net of allowances for doubtful accounts of $3.2 million and $4.8 million at December 31, 2019 and 2018, respectively. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts based upon the Company’s best estimate of probable losses inherent in the accounts receivable balances. The Company does not believe that significant credit risk exists due to its diverse customer base.
Account Receivables Factoring. The Company has factoring arrangements with financial institutions to sell certain accounts receivable under certain recourse and non-recourse agreements. Total receivables sold under the factoring arrangements were $258.4 million and $242.8 million as of December 31, 2019 and 2018, respectively. The sales of accounts receivable in accordance with the factoring arrangements are reflected as a reduction of Receivables, net in the consolidated balance sheets as they meet the applicable criteria of ASC 860, “Transfers and Servicing.” The holdback amounts due from the factoring institutions were $5.7 million and $3.1 million as of December 31, 2019 and 2018, respectively, and is shown in Receivables, net in the consolidated balance sheets. Cash proceeds from these arrangements are included in the change in receivables under the operating activities section of the consolidated statements of cash flows. The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Total factoring fees were $1.0 million and $0.7 million for the twelve months ended December 31, 2019 and 2018, respectively.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows:

Fixed Asset Category	Estimated Useful Life
Building and Land/Building Improvements	10 - 40 years
Machinery and Equipment	3 - 15 years
Leases.  We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, short-term operating lease liabilities, and long-term operating lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment, net, short-term borrowings and current maturities, long-term debt, and long-term debt in our consolidated balance sheets.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
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
For purposes of the Company’s annual goodwill impairment test, the Company had one reporting unit with a goodwill balance which is also one of its operating segments, Horizon Americas. This reporting unit had goodwill of $4.2 million at the 2019 annual test for impairment. The Horizon Europe-Africa reporting unit’s goodwill was written off during 2018 due to interim triggering events that resulted in $124.7 million of impairment charges. See Note 6, Goodwill and Other Intangible Assets, for further information.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Indefinite-Lived Intangibles. The Company assesses indefinite-lived intangible assets for impairment annually on October 1st by reviewing relevant quantitative factors. More frequent evaluations may be required if the Company experiences changes in its business climate or as a result of other triggering events that take place.
Indefinite-lived intangible assets are tested for impairment by comparing the fair value of each intangible asset with its carrying value. The value of indefinite-lived intangible assets are based on the present value of projected cash flows using a relief from royalty approach. If the carrying value exceeds fair value, the intangible asset is considered impaired and is reduced to fair value. The Company recognized indefinite-lived intangible impairment charges of $2.1 million for the twelve months ended December 31, 2018. See Note 6, Goodwill and Other Intangible Assets, for further information.
Revenue Recognition.  Revenue is measured based on consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.
See Note 5, Revenues, for further information on the Company’s revenue recognition in accordance with ASC Topic 606.
Cost of Sales.  Cost of sales includes material, labor and overhead costs incurred in the manufacture of products sold in the period. Material costs include raw material, purchased components, outside processing and shipping and handling costs. Overhead costs consist of variable and fixed manufacturing costs, wages and fringe benefits, and purchasing, receiving and inspection costs.
Research and Development Costs. Research and development (“R&D”) costs are expensed as incurred. R&D expenses were $13.2 million and $12.9 million for the twelve months ended December 31, 2019 and 2018, respectively, and are included in cost of sales in the accompanying consolidated statements of operations.
Selling, General and Administrative Expenses.  Selling, general and administrative expenses include the following: costs related to the advertising, sale, marketing and distribution of the Company’s products, outbound freight costs, amortization of customer intangible assets, costs of finance, human resources, legal functions, executive management costs and other administrative expenses.
Shipping and Handling Expenses.  Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales. Other outbound freight costs are included in selling, general and administrative expenses. Shipping and handling expenses, including those of Horizon Americas’ distribution network, are included in cost of sales in the accompanying consolidated statements of operations. Shipping and handling costs were $20.6 million and $19.5 million for the twelve months ended December 31, 2019 and 2018, respectively.
Advertising and Sales Promotion Costs.  Advertising and sales promotion costs are expensed as incurred. Advertising costs were $2.3 million and $3.8 million for the twelve months ended December 31, 2019 and 2018, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
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

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

dollars, income and expense items are translated at period average exchange rates and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Translation adjustments resulting from translating the functional currency into U.S. dollars are deferred as a component of accumulated other comprehensive income (loss) in the consolidated statements of shareholders’ equity. Net foreign currency transaction gains or losses was a $0.1 million gain for the twelve months ended December 31, 2019 and a $0.9 million loss for the twelve months ended December 31, 2018.
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
The Company formally documents hedging relationships for all derivative transactions and the underlying hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions at the time of transaction.
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
Earnings (Loss) Per Share.  Basic earnings (loss) per share (“EPS”) is computed based upon the weighted average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted average number of common shares and common equivalent shares outstanding for each period. Common equivalent shares represent the effect of stock-based awards, warrants, and convertible notes during each period presented, which, if exercised, earned, or converted, would have a dilutive effect on EPS. Dilutive EPS is calculated to give effect to stock options and warrants, restricted shares outstanding, and convertible notes during each period. Loss per share excludes certain dilutive securities as inclusion results in an anti-dilutive effect.
Environmental Obligations.  The Company is subject to environmental laws and regulations, including those relating to air emissions, wastewater discharges and chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment and compliance with environmental permits. To date, costs of complying with environmental requirements have not been material; however, the Company cannot quantify with certainty the potential impact of future compliance efforts and environmental remediation actions.
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
The Company carries product liability, recall and other insurance to defray some of the costs if a claim settlement or judgment exceeds our self-insured retention limit. Refer to Note 14, Contingencies, for additional information.
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
4. Discontinued Operations
On September 19, 2019, the Company completed the sale of its subsidiaries that comprised APAC to Hayman Pacific BidCo Pty Ltd., an affiliate of Pacific Equity Partners, for $209.6 million in net cash proceeds after payment of transaction costs, in a net debt free sale. The closure of the sale is pending customary closing conditions, such as a net working capital true up, which is expected to be finalized during the first quarter of 2020. The sale resulted in the recognition of a gain of $180.5 million, of which $17.3 million was related to the cumulative translation adjustment that was reclassified to earnings, which is reflected within the income from discontinued operations, net of income taxes line of the consolidated statement of operations.

The Company classified APAC assets and liabilities as held-for-sale as of December 31, 2018 in the accompanying consolidated balance sheet and has classified APAC’s operating results and the gain on the sale as discontinued operations in the accompanying consolidated statement of operations for all periods presented in accordance with ASC 205, “Discontinued Operations.” Prior to being classified as held-for-sale, APAC was included as a separate operating segment.

The following table presents the Company’s results from discontinued operations through the date of sale of APAC, September 19, 2019.

	Twelve Months Ended December 31,
	2019	2018
	(dollars in thousands)
Net sales	$92,300	$135,940
Cost of sales	(68,530)	(101,540)
Gross profit	23,770	34,400
Selling, general and administrative expenses	(9,580)	(14,230)
Net gain on dispositions of property and equipment	—	70
Other expense, net	(400)	(330)
Interest expense	(310)	(290)
Income before income tax expense	13,480	19,620
Income tax expense	(4,450)	(5,160)
Gain on sale of discontinued operations	180,490	—
Income from discontinued operations, net of income taxes	$189,520	$14,460

The following table details the Company’s APAC assets and liabilities held for sale as of December 31, 2018.

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

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Revenues
Revenue Recognition
The following tables present the Company’s net sales by segments and disaggregated by major sales channel for the twelve months ended December 31, 2019 and 2018:

	Twelve months ended December 31, 2019
	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Net Sales
Automotive OEM	$87,700	$181,490	$269,190
Automotive OES	6,950	58,080	65,030
Aftermarket	96,910	69,370	166,280
Retail	105,970	—	105,970
Industrial	29,390	2,850	32,240
E-commerce	45,750	1,880	47,630
Other	50	4,060	4,110
Total	$372,720	$317,730	$690,450

	Twelve months ended December 31, 2018
	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Net Sales
Automotive OEM	$80,300	$174,040	$254,340
Automotive OES	5,610	50,890	56,500
Aftermarket	114,450	77,190	191,640
Retail	115,920	—	115,920
Industrial	38,810	3,440	42,250
E-commerce	34,220	4,570	38,790
Other	1,440	13,130	14,570
Total	$390,750	$323,260	$714,010
Revenue is recognized when obligations under the terms of a contract with the Company’s customers are satisfied; generally, this occurs with the transfer of control of its towing, trailering, cargo management and other related accessory products. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring its products. Sales, value add and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. The Company’s payment terms vary by the type and location of its customers and the products offered. The term between invoicing and when payment is due is not significant.

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

Additionally, the Company monitors the aging of uncollected billings and adjusts its accounts receivable allowance on a quarterly basis, as necessary, based upon its evaluation of the probability of collection. The adjustments made by the Company due to the

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

write-off of uncollectible amounts are immaterial for all periods presented. At December 31, 2019 and 2018, the Company’s accounts receivable, net of reserves were $71.7 million and $95.2 million, respectively.

Provisions for customer volume rebates, product returns, discounts and allowances are variable consideration and are recorded as a reduction of revenue in the same period the related sales are recorded. Such provisions are calculated using historical averages adjusted for any expected changes due to current business conditions. Consideration given to customers for cooperative advertising is recognized as a reduction of revenue as there is no distinct good or service received in return for the advertising. The Company uses the most likely amount method to estimate variable consideration. Adjustments to estimates of variable consideration for previously recognized revenue were insignificant for the twelve months ended December 31, 2019 and 2018.

Practical Expedients

The Company elected the practical expedient to expense costs incurred to obtain a contract with a customer when the amortization period would have been one year or less. These costs include sales commissions as the Company has determined annual compensation is commensurate with annual sales activities.

The Company elected the practical expedient that does not require the Company to adjust consideration for the effects of a significant financing component when the period between shipment of its products and customer’s payment is one year or less.
6. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill as of and for the twelve months ended December 31, 2019 and 2018 are as follows:

	Horizon Americas	Horizon Europe‑Africa	Total
	(dollars in thousands)
Balances at January 1, 2018	$5,280	$126,160	$131,440
Impairment	—	(124,660)	(124,660)
Foreign currency translation and other	(780)	(1,500)	(2,280)
Balances at December 31, 2018	4,500	—	4,500
Foreign currency translation	(150)	—	(150)
Balances at December 31, 2019	$4,350	$—	$4,350

During the first quarter of 2018, the Company continued to experience a decline in market capitalization. Additionally, the Horizon Europe-Africa reporting unit did not perform in-line with forecasted results driven by a shift in volume to lower margin programs as well as increased commodity costs, which negatively impacted margins. As a result, an indicator of impairment was identified during the first quarter of 2018. The Company performed an interim quantitative assessment as of March 31, 2018, utilizing a combination of the income and market approaches, which were weighted evenly. The results of the quantitative analysis performed indicated the carrying value of the reporting unit exceeded the fair value of the reporting unit by $43.4 million and, accordingly, an impairment was recorded. Key assumptions used in the analysis were a discount rate of 13.5%, a terminal growth rate of 2.5% and EBITDA margin.
Due to the impairment indicators noted above, the Company performed an interim impairment assessment of indefinite-lived intangible assets within the Horizon Europe-Africa operating segment. Based on the results of the analysis, there were certain trade names where the estimated fair values approximated the carrying values, and therefore no impairment was recorded. Key assumptions used in the analysis were discount rates of 13.5% to 16.0% and royalty rates ranging from 0.5% to 1.0%.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Due to the impairment indicators noted above, the Company performed an interim impairment assessment for indefinite-lived intangible assets within the Horizon Europe-Africa operating segment, for which the gross carrying amounts totaled $12.1 million as of June 30, 2018. Based on the results of the Company’s analysis, it was determined that the carrying values of the Westfalia and Terwa trade names exceeded their fair values by $1.1 million and, accordingly, an impairment charge was recorded. Key assumptions used in the analysis were discount rates of 15.0% and royalty rates ranging from 0.5% to 1.0%.
During the third quarter of 2018, the Europe-Africa reporting unit continued to underperform in relation to forecasted results driven by increased commodity costs and the failure to realize benefits from previously implemented synergy plans. The Company performed an interim quantitative assessment as of August 31, 2018, utilizing a combination of the income and market approaches. The income approach was weighted 75%, while the market approach was weighted 25%. The results of the quantitative analysis performed indicated the carrying value of the reporting unit exceeded fair value and, accordingly, an impairment of $26.6 million was recorded, eliminating all remaining goodwill associated with the Europe-Africa reporting unit. Key assumptions used in the analysis were a discount rate of 13.5%, a terminal growth rate of 2.5% and EBITDA margin.
Due to impairment indicators noted above, the Company performed an interim impairment assessment for indefinite-lived intangible assets within the Europe-Africa operating segment as of August 31, 2018, for which the gross carrying amounts totaled $10.9 million as of September 30, 2018. Based on the results of the Company’s analysis, the carrying value of the trademarks approximated fair value, and therefore no impairment was recorded. Key assumptions used in the analysis were discount rates of 14.5% and royalty rates ranging from 0.5% to 1.0%.
As of its annual testing date for 2018, the Company no longer had any goodwill recorded for its Horizon Europe-Africa reporting unit due to the interim triggering events discussed above that occurred during the 2018 fiscal year. These triggering events resulted in a goodwill impairment charge of $124.7 million for the twelve months ended December 31, 2018.

The Company performed an annual goodwill impairment test as of October 1, 2019 and 2018, for the Horizon Americas reporting unit. The assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value.
Other Intangible Assets
The gross carrying amounts and accumulated amortization of the Company’s other intangibles are summarized below.

	As of December 31, 2019
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships, 2 - 20 years	$164,150	$(129,310)	$34,840
Technology and other, 3 - 15 years	21,420	(17,260)	4,160
Trademark/Trade names, 1 - 8 years	150	(150)	—
Total finite-lived intangible assets	185,720	(146,720)	39,000
Trademark/Trade names, indefinite-lived	21,120	—	21,120
Total other intangible assets	$206,840	$(146,720)	$60,120

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2018
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships, 2 - 20 years	$168,230	$(124,510)	$43,720
Technology and other, 3 - 15 years	20,490	(15,400)	5,090
Trademark/Trade names, 1 - 8 years	150	(150)	—
Total finite-lived intangible assets	188,870	(140,060)	48,810
Trademark/Trade names, indefinite-lived	20,590	—	20,590
Total other intangible assets	$209,460	$(140,060)	$69,400
On March 1, 2019, the Company entered into an agreement of sale of certain business assets in its Europe-Africa operating segment, via a share and asset sale (the “Sale”). Under the terms of the Sale, effective March 1, 2019, the Company disposed of certain non-automotive business assets that operated using the Terwa brand for $5.5 million, which included a $0.5 million note receivable. The Sale resulted in a $3.6 million loss recorded in Other expense, net in the consolidated statements of operations, including a $3.0 million reduction of net intangibles related to customer relationships.
Amortization expense related to intangible assets as included in the accompanying consolidated statements of operations is summarized as follows:

	Twelve months ended December 31,
	2019	2018
	(dollars in thousands)
Technology and other, included in cost of sales	$530	$1,840
Customer relationships & Trademark/Trade names, included in selling, general and administrative expenses	5,220	6,410
Total amortization expense	$5,750	$8,250
Estimated amortization expense for the next five fiscal years beginning after December 31, 2019 is as follows:

Twelve months ended December 31,	Estimated Amortization Expense
(dollars in thousands)
2020	$6,820
2021	$5,100
2022	$4,830
2023	$4,480
2024	$4,270
The Company performed an annual qualitative indefinite-lived impairment assessment as of October 1, 2018. The assessment indicated that it was more likely than not that the fair value of each of the indefinite-lived intangible assets exceeded its respective carrying value. The Company specifically assessed its Terwa trade name during the fourth quarter of 2018 and identified an impairment. The trade name was written off during the twelve months ended December 31, 2018, resulting in a charge of $1.0 million.

The Company performed an annual qualitative indefinite-lived impairment assessment as of October 1, 2019, for which the fair value exceeded their carrying value, indicating no impairment. The assessment indicated that it was more likely than not that the

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fair value of each of the indefinite-lived intangible assets exceeded its respective carrying value. We do not believe there is risk for impairment as of December 31, 2019.
7. Inventories
Inventories consist of the following components:

	December 31, 2019	December 31, 2018
	(dollars in thousands)
Finished goods	$82,080	$89,000
Work in process	12,820	16,160
Raw materials	41,750	47,040
Total inventories	$136,650	$152,200
8. Property and Equipment, Net
Property and equipment, net consists of the following components:

	December 31, 2019	December 31, 2018
	(dollars in thousands)
Land and land improvements	$470	$460
Buildings	21,290	18,680
Machinery and equipment	121,740	121,230
	143,500	140,370
Accumulated depreciation	(67,670)	(53,870)
Property and equipment, net	$75,830	$86,500
Depreciation expense as included in the accompanying consolidated statements of operations is as follows:

	Twelve months ended December 31,
	2019	2018
	(dollars in thousands)
Depreciation expense, included in cost of sales	$13,360	$11,330
Depreciation expense, included in selling, general and administrative expense	2,580	1,000
Total depreciation expense	$15,940	$12,330

9. Accrued and Other Long-term Liabilities
Accrued liabilities consist of the following components:

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2019	December 31, 2018
	(dollars in thousands)
Customer incentives	$14,270	$9,990
Customer claims	7,540	14,130
Accrued compensation	6,760	5,680
Accrued professional services	4,790	4,380
Restructuring	2,340	7,530
Deferred purchase price	790	3,400
Short-term tax liabilities	90	1,130
Cross currency swap	—	1,610
Other	12,270	10,670
Total accrued liabilities	$48,850	$58,520
Other long-term liabilities consist of the following components:

	December 31, 2019	December 31, 2018
	(dollars in thousands)
Long-term tax liabilities	$340	$6,270
Deferred purchase price	2,370	30
Restructuring	1,600	2,580
Other	9,480	10,870
Total other long-term liabilities	$13,790	$19,750

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Long-term Debt
The Company’s long-term debt consists of the following:

	December 31, 2019	December 31, 2018
	(dollars in thousands)
ABL Facility	$20,020	$61,570
First Lien Term Loan	25,210	190,520
Second Lien Term Loan	56,960	—
Convertible Notes	125,000	125,000
Bank facilities, capital leases and other long-term debt	13,670	18,990
Gross debt	240,860	396,080
Less:
Current maturities, long-term debt	4,310	13,860
Gross long-term debt	236,550	382,220
Less:
Unamortized debt issuance costs and original issuance discount on First Lien Term Loan	700	7,380
Unamortized debt issuance costs and discount on Second Lien Term Loan	12,730	—
Unamortized debt issuance costs and discount on Convertible Notes	18,070	24,190
Unamortized debt issuance costs and discount	31,500	31,570
Long-term debt	$205,050	$350,650
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
In February 2019, the Company amended the ABL Facility to permit the Company to enter into the Senior Term Loan Agreement (as defined below) and make certain indebtedness, asset sale, investment and restricted payment baskets covenants more restrictive.
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

In September 2019, the Company amended the ABL Facility to provide consent for the sale of APAC, provide consent for the Company’s prepayment of the First Lien Term Loan, as discussed below, and increase the existing block by $5.0 million to a total block of $10.0 million, making the effective facility size $80.0 million.
The ABL Facility consists of (i) a U.S. sub-facility, in an aggregate principal amount of up to $85.0 million (subject to availability under a U.S.-specific borrowing base) (the “U.S. Facility”), (ii) a Canadian sub-facility, in an aggregate principal amount of up to $2.0 million (subject to availability under a Canadian-specific borrowing base) (the “Canadian Facility”), and (iii) a U.K. sub-facility in an aggregate principal amount of up to $3.0 million (subject to availability under a U.K.-specific borrowing base) (the “U.K. Facility”). All facilities under the ABL Facility mature on June 30, 2020. As a result of the ABL refinancing on March 13, 2020, the facilities are presented in “long-term debt” in the accompanying consolidated balance sheet as of December 31, 2019. Refer to Note 21, Subsequent Events, for additional information.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The ABL Loan Agreement contains customary negative covenants and does not include any financial maintenance covenants other than a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00 on a trailing twelve-month basis, which will be tested only upon the occurrence of an event of default or certain other conditions as specified in the agreement. At December 31, 2019, the Company was in compliance with its financial covenants contained in the ABL Facility.
The Company incurred debt issuance costs of $0.5 million in connection with the September 2019 amendment of the ABL Facility. These debt issuance costs will be amortized into interest expense over the contractual term of the loan. The Company recognized $1.6 million and $0.5 million during the twelve months ended December 31, 2019 and 2018, respectively, related to the amortization of debt issuance costs, which is included in the accompanying consolidated statements of operations. There were $1.2 million and $0.8 million of unamortized debt issuance costs included in other assets in the accompanying consolidated balance sheet as of December 31, 2019 and 2018, respectively.
There were $20.0 million and $61.6 million outstanding under the ABL Facility as of December 31, 2019 and 2018, with a weighted average interest rate of 5.5% and 4.4%, respectively. Total letters of credit issued under the ABL Facility at December 31, 2019 and 2018 were $7.7 million and $3.4 million, respectively. The Company had $33.1 million and $10.3 million in availability under the ABL Facility as of December 31, 2019 and 2018, respectively.
First Lien Term Loan (formerly “Term Loan”)
On June 30, 2015, the Company entered into a credit agreement among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A. (the “Term Loan Agreement”) under which the Company borrowed an aggregate of $200.0 million (the “Original Term B Loan”), which matures on June 30, 2021. The Term Loan Agreement has been subsequently amended and restated on several occasions and is collectively referred to as the “Amended Term Loan Agreement”. The Original Term B Loan has also been subsequently amended on several occasions and is collectively referred to as the “2017 Replacement Term Loan”.
On July 31, 2018, the Company entered into the Fourth Amendment to the Term Loan Agreement (the “2018 Term Loan Agreement”). The amendment, or 2018 Term Loan Agreement, provided for additional borrowings of $50.0 million (the “2018 Incremental Term Loan”; the 2017 Replacement Term Loan, as increased by the 2018 Incremental Term Loan, the “2018 Term B Loan”) that were used to pay outstanding balances under the ABL Loan Agreement, pay fees and expenses in connection with the amendment and for general corporate purposes. Debt issuance costs of $4.6 million were incurred in connection with the amendment. These debt issuance costs are amortized into interest expense over the contractual term of the loan. Borrowings under the 2018 Term B Loan bear interest, at the Company’s election, at either (i) the Base Rate plus 5.0% per annum, or (ii) LIBOR, with a 1.0% floor, plus 6.0% per annum. Principal payments required under the 2018 Term B Loan are $2.6 million due each calendar quarter beginning September 2018. Under the 2018 Term Loan Agreement, commencing with the fiscal year ended December 31, 2018, and for each fiscal year thereafter, the Company is required to make prepayments of outstanding amounts under the Term B Loan in an amount up to 75.0% of the Company’s excess cash flow for such fiscal year, as defined in the 2018

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Term B Loan, subject to adjustments based on the Company’s leverage ratio and optional prepayments of term loans and certain other indebtedness.
In February 2019, the Company amended and restated the existing 2018 Term Loan Agreement (the “First Lien Term Loan Agreement”) to permit the Company to enter into the Senior Term Loan Agreement and tightened certain indebtedness, asset sale, investment and restricted payment baskets.
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
Pursuant to the Eighth Term Amendment, the prior first lien leverage covenant was eliminated and replaced with the secured net leverage ratio starting with the fiscal quarter ending December 31, 2020 as follows:

•	December 31, 2020: 6.00 to 1.00

•	March 31, 2021: 6.00 to 1.00

•	June 30, 2021 and each fiscal quarter ending thereafter: 5.00 to 1.00
In accordance with ASC 470-50, “Modifications and Extinguishments”, the Company recorded $0.7 million of issuance costs in selling, general and administrative expense in the accompanying consolidated statements of operations during the twelve months ended December 31, 2019. The Company also wrote off $5.2 million of debt issuance costs due to the modification of the First Lien Term Loan for the September 2019 amendment, which were recorded to selling, general and administrative expense within the accompanying consolidated statements of operations.
The Company recognized $3.2 million of paid-in-kind interest on the First Lien Term Loan for the twelve months ended December 31, 2019. The Company had an aggregate principal amount outstanding of $25.2 million and $190.5 million as of December 31, 2019 and 2018, respectively, under the First Lien Term Loan bearing interest at 8.1% and 8.8%, respectively.
The Company recorded $8.7 million of unamortized debt issuance costs to interest expense for the twelve months ended December 31, 2019, due to the extinguishment of debt for certain lenders in the loan syndicate in connection with the Sixth, Seventh and Eighth Term Amendments.
The Company recognized $5.6 million and $2.1 million during the twelve months ended December 31, 2019 and 2018, respectively, related to the amortization of debt issuance costs and original issue discount, which is included in the accompanying consolidated statements of operations. The Company had $0.7 million and $7.4 million as of December 31, 2019 and 2018, respectively, of unamortized debt issuance costs and original issue discount, all of which are recorded as a reduction of the debt balance on the Company’s consolidated balance sheet.
The Company’s First Lien Term Loan traded at approximately 97.8% and 92.2% of par value as of December 31, 2019 and 2018, respectively. The valuation of the First Lien Term Loan was determined based on Level 2 inputs under the fair value hierarchy.
All of the indebtedness under the First Lien Term Loan is and will be guaranteed by the Company’s existing and future material domestic subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Senior Term Loan Agreement required the Company to obtain additional financing in amounts and on terms acceptable to the lenders. The Senior Term Loan Agreement was repaid on March 15, 2019, in conjunction with the additional financing further detailed below. The Company incurred debt issuance costs of $0.5 million in connection with the Senior Term Loan Agreement, which were recorded to selling, general and administrative expense within the accompanying consolidated statements of operations.
Second Lien Term Loan Agreement
In March 2019, the Company entered into a credit agreement (the “Second Lien Term Loan Agreement”) with Cortland Capital Markets Services LLC, as administrative agent and collateral agent, and Corre Partners Management L.L.C., as representative of the lenders, and the lenders party thereto. The Second Lien Term Loan Agreement provides for a term loan facility in the aggregate principal amount of $51.0 million and matures on September 30, 2021. The interest on the Second Lien Term Loan Agreement may be paid, at the Company’s election, in cash, at the customary eurocurrency rate plus a margin of 10.50% per annum, or in-kind, at the customary eurocurrency rate plus a margin of 11.50%. The Second Lien Term Loan Agreement is secured by a second lien on substantially the same collateral as the First Lien Term Loan, bears an interest rate of LIBOR plus 11.5% payable in kind through an increase in principal balance, and is subject to various affirmative and negative covenants including a secured net leverage ratio tested quarterly, commencing with the fiscal quarter ending on December 31, 2019, which shall not exceed (x) 6.75 to 1.00 as of the last day of any fiscal quarter ending on or prior to June 30, 2020 and (y) 5.25 to 1.00 as of the last day of any fiscal quarter ending on or after September 30, 2020.
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
Pursuant to the Second Lien Term Loan Agreement, the Company was required to issue detachable warrants to purchase up to 6.25 million shares of its common stock, which can be exercised on a cashless basis over a five-year term with an exercise price of $1.50 per share. In March 2019, warrants to purchase 3,601,902 shares of common stock were issued and the Company also issued 90,667 shares of Series A Preferred Stock in the interim that were convertible into additional warrants to purchase 2,952,248 shares of common stock upon receipt of shareholder approval of the issuance of such additional warrants and the shares of common stock issuable upon exercise thereof.
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
The Series A Preferred Stock was not within the scope of ASC 480 and did not meet the criteria for liability classification. The Series A Preferred Stock was classified as temporary equity as of March 31, 2019, as the Series A Preferred Stock was entitled to receive two times its liquidation value in cash upon occurrence of a liquidation or deemed liquidation event, which is outside the control of the Company. After receipt of shareholder approval at the Company’s annual meeting of shareholders on June 25, 2019, the 90,667 shares of Series A Preferred Stock were automatically converted into warrants to purchase 2,952,248 shares of common stock and $5.3 million was reclassified to common stock warrants within Shareholders’ equity in the Company’s consolidated balance sheet. The warrants also do not meet the criteria for liability classification under ASC 480. However, the warrants meet the definition of a derivative under ASC 815, and are determined to be indexed to the Company’s common stock and meet the requirements for equity classification pursuant to ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”).

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company determined the fair value of the Second Lien Term Loan using a discount rate build up approach. The fair values of the Series A Preferred Stock and warrants were determined using an option pricing method. The debt discount of $10.7 million created by the relative fair value allocation of the equity component is being amortized as additional non-cash interest expense using the effective interest method over the contractual term of the loan. The Company’s Second Lien Term Loan had a fair value of $46.0 million as of December 31, 2019. The valuation of the Second Lien Term Loan was determined based on Level 2 inputs under the fair value hierarchy.
Debt issuance costs of $3.8 million and original issuance discount of $1.0 million were incurred in connection with entry into the Second Lien Term Loan Agreement. The debt issuance and original issuance discount costs will be amortized into interest expense over the contractual term of the loan using the effective interest method. The Company had total unamortized debt issuance and discount costs of $12.7 million, all of which are recorded as a reduction of the debt balance on the Company’s accompanying consolidated balance sheet as of December 31, 2019.
The Company recognized $6.5 million of paid-in-kind interest on its Second Lien Term Loan for the twelve months ended December 31, 2019. The Company had an aggregate principal amount outstanding of $57.0 million as of December 31, 2019 under the Second Lien Term Loan, bearing interest at 13.3%.
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
The Convertible Notes are convertible at the option of the holder (i) during any calendar quarter beginning after March 31, 2017, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of such period was less than 98% of the product of the last reported sale price of the Company’s common stock $1,000 and the conversion rate on each such trading day; (iii) upon the occurrence of specified corporate events; and (iv) on or after January 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date. During the fourth quarter of 2019, no conditions allowing holders of the Convertible Notes to convert have been met. Therefore, the Convertible Notes were not convertible during the fourth quarter of 2019 and are classified as long-term debt. Should conditions allowing holders of the Convertible Notes to convert be met in a future quarter, the Convertible Notes will be convertible at their holders’ option during the immediately following quarter. As of December 31, 2019, the if-converted value of the Convertible Notes did not exceed the principal value of those Convertible Notes.
Upon conversion by the holders, the Company may elect to settle such conversion in shares of its common stock, cash, or a combination thereof. Because the Company may elect to settle conversion in cash, the Company separated the Convertible Notes into their liability and equity components by allocating the issuance proceeds to each of those components in accordance with ASC 470-20, “Debt-Debt with Conversion and Other Options”. The Company first determined the fair value of the liability component by estimating the fair value of a similar liability that does not have an associated equity component. The Company then deducted that amount from the issuance proceeds to arrive at a residual amount, which represents the equity component. The Company accounted for the equity component as a debt discount (with an offset to paid-in capital in excess of par value). The debt discount created by the equity component is being amortized as additional non-cash interest expense using the effective interest method over the contractual term of the Convertible Notes ending on July 1, 2022.
The Company allocated offering costs of $3.9 million to the debt and equity components in proportion to the allocation of proceeds to the components, treating them as debt issuance costs and equity issuance costs, respectively. The debt issuance costs of $2.9 million are being amortized as additional non-cash interest expense using the effective interest method over the contractual term of the Convertible Notes. The Company presents debt issuance costs as a direct deduction from the carrying value of the liability component. The carrying value of the liability component at December 31, 2019 and 2018, was $106.9 million and $100.8 million, respectively, including total unamortized debt discount and debt issuance costs of $18.1 million and $24.2 million. The $1.0 million portion of offering costs allocated to equity issuance costs was charged to paid-in capital. The carrying amount of the equity component was $20.0 million at December 31, 2019 and 2018, respectively, net of issuance costs and taxes.
Interest expense recognized relating to the contractual interest coupon, amortization of debt discount and amortization of debt

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

issuance costs on the Convertible Notes included in the accompanying consolidated statements of operations are as follows:

	Twelve months ended December 31,
	2019	2018
	(dollars in thousands)
Contractual interest coupon on convertible debt	$3,490	$3,490
Amortization of debt issuance costs	$530	$530
Amortization of "equity discount" related to debt	$5,590	$5,150
The estimated fair value of the Convertible Notes based on a market approach as of December 31, 2019 and 2018 was $100.0 million and $68.2 million, respectively, which both represent a Level 2 valuation. The estimated fair value was determined based on the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on the last business day of the period.
In connection with the issuance of the Convertible Notes, the Company entered into convertible note hedge transactions (the “Convertible Note Hedges”) in privately negotiated transactions with certain of the underwriters or their affiliates (in this capacity, the “option counterparties”). The Convertible Note Hedges provide the Company with the option to acquire, on a net settlement basis, 5,005,000 shares of its common stock, which is equal to the number of shares of common stock that notionally underlie the Convertible Notes, at a strike price of $24.98, which corresponds to the conversion price of the Convertible Notes. The Convertible Note Hedges have an expiration date that is the same as the maturity date of the Convertible Notes, subject to earlier exercise. The Convertible Note Hedges have customary anti-dilution provisions similar to the Convertible Notes. The Convertible Note Hedges have a default settlement method of net-share settlement but may be settled in cash or shares, depending on the Company’s method of settlement for conversion of the corresponding Convertible Notes. If the Company exercises the Convertible Note Hedges, the shares of common stock it will receive from the option counterparties to the Convertible Note Hedges will cover the shares of common stock that it would be required to deliver to the holders of the converted Convertible Notes in excess of the principal amount thereof. The aggregate cost of the Convertible Note Hedges was $29.0 million (or $7.5 million net of the total proceeds from the Warrants sold, as discussed below), before the allocation of issuance costs of $0.7 million. The Convertible Note Hedges are accounted for as equity transactions in accordance with ASC 815-40.
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
Covenant and Liquidity Matters
As a result of amendments entered into on March 13, 2020 for the Company’s First Lien Term Loan and Second Lien Term Loan, as well as the Loan and Security Agreement entered into on March 13, 2020, as defined in Note 21, Subsequent Events, and our current forecast through March 31, 2021, the Company believes it has sufficient liquidity to operate its business.

The Company is in compliance with all of its financial covenants as of December 31, 2019.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-term Debt Maturities
Future maturities of the face value of long-term debt at December 31, 2019 are as follows:

Future maturities of long-term debt
(dollars in thousands)
2020	$4,310
2021	102,420
2022	125,000
2023	—
2024	—
Thereafter	9,130
Total	$240,860
11. Derivative Instruments
Foreign Currency Exchange Rate Risk
The Company uses foreign currency forward contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain payments for contract manufacturing in its lower-cost manufacturing facilities. The foreign currency forward contracts hedged currency exposure between the Mexican peso and the U.S. dollar and matured at specified monthly settlement dates through December 2019. At inception, the Company designated the foreign currency forward contracts as cash flow hedges. Upon the performance of contract manufacturing or purchase of certain inventories the Company de-designated the foreign currency forward contract.
On October 4, 2016, the Company entered into a cross currency swap arrangement to hedge changes in foreign currency exchange rates. The Company used the cross currency swap to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to a non-functional currency intercompany loan of €110.0 million. The cross currency swap hedged currency exposure between the euro and the U.S. dollar and matured on January 3, 2019 with a liability of $2.5 million. The company entered into forward contracts to settle the cross currency swap which resulted in a $0.9 million offset to the liability. These settlements resulted in a net realized gain reclassified from accumulated other comprehensive income (loss) (“AOCI”) of $0.6 million. The Company made quarterly principal payments of €1.4 million, plus interest at a fixed rate of 5.4% per annum, in exchange for $1.5 million, plus interest at a fixed rate of 7.2% per annum. At inception, the Company designated the cross currency swap as a cash flow hedge. Changes in the currency rate resulted in reclassification of amounts from accumulated other comprehensive income (loss) to earnings to offset the re-measurement gain or loss on the non-U.S. denominated intercompany loan.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Statement Presentation
The fair value carrying amount of the Company’s derivative instruments were recorded as follows:

		Asset / (Liability) Derivatives
	Balance Sheet Caption	December 31, 2019	December 31, 2018
		(dollars in thousands)
Derivatives designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$—	$1,910
Cross currency swap	Accrued liabilities	—	(2,480)
Total derivatives designated as hedging instruments		—	(570)
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	—	70
Total derivatives de-designated as hedging instruments		—	70
Total derivatives		$—	$(500)
The following table summarizes the gain or loss recognized in AOCI on derivatives (net of tax):

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (net of tax)
	As of December 31,
	2019	2018
	(dollars in thousands)
Derivative classified as cash flow hedges:
Foreign currency forward contracts	$—	$1,870
Cross currency swap	$—	$90
The following table summarizes the amounts reclassified from AOCI into earnings:

	Twelve months ended December 31,
	2019		2018
	Cost of sales	Interest expense	Cost of sales	Interest expense
	(dollars in thousands)
Total Amounts of Expense Line Items Presented in the Statement of Operations in Which the Effects of Cash Flow Hedges are Recorded	$(594,220)	$(58,270)	$(604,530)	$(27,450)
Amount of Gain Reclassified from AOCI into Earnings
Derivative classified as cash flow hedges:
Foreign currency forward contracts	$1,850	$—	$650	$—
Cross currency swap	$—	$900	$—	$5,330
Derivatives not designated as hedging instruments

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During May 2018, the Company entered into foreign currency option contracts known as zero-cost collars with an aggregate notional amount of €63.4 million to hedge changes in foreign currency related to the cash portion of the purchase price of the pending acquisition of the Brink Group; the acquisition was later terminated as described in Note 10, Long-term Debt. During June 2018, these zero-cost collar arrangements matured, resulting in a loss of $1.2 million which is included within other expense, net in the Company’s consolidated statements of operations for the twelve months ended December 31, 2018.
Fair Value Measurements
The fair value of the Company’s derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. The Company’s derivatives are recorded at fair value in its consolidated balance sheets and are valued using pricing models that are primarily based on market observable external inputs, including spot and forward currency exchange rates, benchmark interest rates, and discount rates consistent with the instrument’s tenor, and consider the impact of the Company’s own credit risk, if any. Changes in counterparty credit risk are also considered in the valuation of derivative financial instruments. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018 are shown below:

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
December 31, 2019
Foreign currency forward contracts	Recurring	$—	$—	$—	$—
Cross currency swaps	Recurring	$—	$—	$—	$—
December 31, 2018
Foreign currency forward contracts	Recurring	$1,980	$—	$1,980	$—
Cross currency swap	Recurring	$(2,480)	$—	$(2,480)	$—
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

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a summary of the Company’s consolidated restructuring liabilities and related activity for each type of exit cost as of and for the twelve months ended December 31, 2019:

	Employee Costs	Facility Closure and Other Costs	Total
	(dollars in thousands)
Balances at December 31, 2018	$4,990	$5,120	$10,110
Restructuring charges	960	—	960
Payments and other(1)	(4,120)	(3,010)	(7,130)
Balances at December 31, 2019	$1,830	$2,110	$3,940
(1)Other primarily consists of changes in the liability balance due to foreign currency translation.
The $3.9 million restructuring liability at December 31, 2019 includes $2.3 million of accrued liabilities and $1.6 million of other long-term liabilities. The $10.1 million restructuring liability at December 31, 2018 includes $7.5 million of accrued liabilities and $2.6 million of other long-term liabilities.
Restructuring activities primarily relate to location inefficiencies in indirect and fixed costs structure, coupled with the restructuring of certain of the executive management team, including separation of the former Chief Executive Officer, that were initiated primarily in 2018.
13. Leases
On January 1, 2019, the Company adopted the new accounting guidance under ASC 842 “Leases”, as issued by the FASB under ASU 2016-02, by applying the modified retrospective method without restatement of comparative periods’ financial information, as more fully described in Note 2, New Accounting Pronouncements.
The Company leases certain facilities, automobiles and equipment under non-cancellable operating leases. Our leases have remaining lease terms of one year to twelve years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheets; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company’s financing leases are immaterial.

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

Operating lease cost was $18.8 million for the twelve months ended December 31, 2019. Operating cash flow used for operating leases was $18.0 million for the twelve months ended December 31, 2019. ROU assets obtained in exchange for operating lease obligations was $56.5 million total, including the impact of adopting ASC 842, for the twelve months ended December 31, 2019, net of $24.2 million of disposals. The weighted average remaining term of these leases was 6.8 years and the weighted average discount rate used to measure lease liabilities was 8.7%.

In 2019, the Company abandoned two operating lease ROU assets. First, in September 2019, the Company ceased use of its former Troy, Michigan headquarters office lease. In conjunction with the lease abandonment, the Company accelerated the recognition of expense of its ROU asset and wrote it off, which resulted in a $4.3 million charge. Second, in November 2019, the Company ceased use of leased equipment in its Kansas City location. In conjunction with the lease abandonment, the Company accelerated

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the recognition of expense of its ROU asset and wrote it off, which resulted in a $6.5 million charge. Each of these charges are recorded in selling, general and administrative expense in the accompanying consolidated statements of operations for the twelve months ended December 31, 2019.

Maturities of lease liabilities were as follows as of December 31, 2019:

Operating Leases
(dollars in thousands)
2020	$14,140
2021	13,180
2022	11,180
2023	8,870
2024	6,740
2025 and thereafter	22,710
Total lease payments	76,820
Less imputed interest	(18,870)
Present value of lease liabilities	$57,950
Minimum payments for operating leases having initial or remaining non-cancellable lease terms in excess of one year at December 31, 2018, under the prior accounting guidance of ASC 840, are summarized below. This historical information has also been retrospectively adjusted to reflect the removal of discontinued operations. Discontinued operations are further discussed in Note 4, Discontinued Operations.

December 31,	Minimum Payments
(dollars in thousands)
2019	$12,380
2020	11,350
2021	10,120
2022	7,350
2023	4,350
Thereafter	12,480
Total	$58,030
14. Contingencies
During the fourth quarter of 2018, the Company was notified by two OEM customers of potential claims related to product sold by Horizon Europe-Africa arising from potentially faulty components provided by a third-party supplier. The claims resulted from the failure of products not functioning to specifications, but the claims did not allege any damage and only sought replacement of the product. The Company recorded a liability of $12.3 million and an insurance-related asset of $10.8 million as of December 31, 2018, which resulted in a $1.5 million charge for the twelve months ended December 31, 2018.
On November 6, 2019, the Company reached a commercial settlement with an OEM customer that settles the exposure for certain claims related to the potentially faulty components for $5.5 million. On January 24, 2020, the Company reached a commercial settlement with the second OEM customer that settles the exposure for certain claims related to the potentially faulty components for $1.1 million. As a result of the January 24, 2020 settlement, the Company adjusted its claims liability as of December 31, 2019 for the $1.1 million. As a result of the 2019 activity, the Company recorded a $1.7 million charge for the twelve months ended December 31, 2019.
As of December 31, 2019, the Company had $3.9 million recorded in “accrued liabilities” for the remaining unpaid settlement obligations and an insurance-related asset of $0.4 million recorded in “prepaid expenses and other current assets” in the accompanying consolidated balance sheet.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Earnings (Loss) per Share
Basic earnings (loss) per share is computed using net income (loss) attributable to Horizon Global and the number of weighted average shares outstanding. Diluted earnings (loss) per share is computed using net income (loss) attributable to Horizon Global and the number of weighted average shares outstanding, adjusted to give effect to the assumed exercise of outstanding stock options and warrants, vesting of restricted shares outstanding and conversion of the Convertible Notes.
The following table sets forth the reconciliation of the numerator and the denominator of basic loss per share attributable to Horizon Global and diluted loss per share attributable to Horizon Global:

	Twelve months ended December 31,
	2019	2018
	(dollars in thousands, except for per share amounts)
Numerator:
Net loss from continuing operations	$(110,010)	$(219,360)
Income from discontinued operations, net of tax	$189,520	$14,460
Less: Net loss attributable to noncontrolling interest	$(1,240)	$(940)
Net income (loss) attributable to Horizon Global	$80,750	$(203,960)
Denominator:
Weighted average shares outstanding, basic	25,297,576	25,053,013
Dilutive effect of stock-based awards	—	—
Weighted average shares outstanding, diluted	25,297,576	25,053,013

Basic income (loss) per share attributable to Horizon Global
Continuing Operations	$(4.30)	$(8.72)
Discontinued Operations	$7.49	$0.58
Total	$3.19	$(8.14)
Diluted income (loss) per share attributable to Horizon Global
Continuing Operations	$(4.30)	$(8.72)
Discontinued Operations	$7.49	$0.58
Total	$3.19	$(8.14)

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Due to losses from continuing operations for the twelve months ended December 31, 2019 and 2018, the effect of certain dilutive securities were excluded from the computation of weighted average diluted shares outstanding, as inclusion would have resulted in anti-dilution. A summary of these anti-dilutive common stock equivalents is provided in the table below:

	Twelve months ended December 31,
	2019	2018
Number of options	54,847	240,647
Exercise price of options	$9.20 - $11.29	$9.20 - $11.29
Restricted stock units	1,172,228	646,336
Convertible Notes	5,005,000	5,005,000
Convertible Notes warrants	5,005,000	5,005,000
Second Lien Term Loan warrants	4,381,411	—
For purposes of determining diluted loss per share, the Company has elected a policy to assume that the principal portion of the Convertible Notes, as described in Note 10, Long-term Debt, is settled in cash and the conversion premium is settled in shares. Therefore, the Company has adopted a policy of calculating the diluted loss per share effect of the Convertible Notes using the treasury stock method. As a result, the dilutive effect of the Convertible Notes is limited to the conversion premium, which is reflected in the calculation of diluted loss per share as if it were a freestanding written call option on the Company’s shares. Using the treasury stock method, the Warrants issued in connection with the issuance of the Convertible Notes are considered to be dilutive when they are in the money relative to the Company’s average common stock price during the period. The Convertible Note Hedges purchased in connection with the issuance of the Convertible Notes are always considered to be anti-dilutive and therefore do not impact the Company’s calculation of diluted loss per share.
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
Stock Options
The following table summarizes Horizon stock option activity from December 31, 2018 to December 31, 2019:

	Number of Stock Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	92,967	$10.40	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled, forfeited	(55,230)	10.31	—	—
Expired	—	—	—	—
Outstanding at December 31, 2019	37,737	$10.52	5.5	$—
As of December 31, 2019, the unrecognized compensation cost related to stock options is immaterial. For the twelve months ended December 31, 2019 and 2018, the stock-based compensation expense recognized by the Company related to stock options was immaterial. There was no aggregate intrinsic value on the outstanding options at December 31, 2019. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Shares
During 2019, the Company granted an aggregate of 1,950,296 restricted stock units and performance stock units to certain key employees. The total grants consisted of: (i) 353,592 time-based restricted stock units that vest on May 15, 2020; (ii) 27,840 time-based restricted stock units that vest on September 10, 2020; (iii) 245,134 time-based restricted stock units that vest on September 19, 2020; (iv) 25,000 time-based restricted stock units that vest on November 13, 2020; (v) 25,000 time-based restricted stock units that vest on December 9, 2020; (vi) 5,000 time-based restricted stock units that vest on May 15, 2021; (vii) 411,373 time-based restricted stock units that vest on March 19, 2022; (viii) 857,357 market-based performance stock units (the “2019 PSUs”), of which 757,357 vest on March 19, 2022 with the remaining 100,000 vesting on a ratable basis on September 23, 2020, September 23, 2021 and September 23, 2022.
During 2018, the Company granted an aggregate of 477,963 restricted stock units and performance stock units to certain key employees and non-employee directors. The total grants consisted of: (i) 5,680 time-based restricted stock units that vested on July 1, 2018; (ii) 43,799 time-based restricted stock units that vest ratably on (1) March 1, 2019, (2) March 1, 2020 and (3) March 1, 2021; (iii) 101,204 time-based restricted stock units that vest ratably on (1) March 1, 2019, (2) March 1, 2020, (3) March 1, 2021 and (4) March 1, 2022; (iv) 145,003 market-based performance stock units that vest on March 1, 2021 (the “2018 PSUs”) ; (v) 43,416 time-based restricted stock units that vest on March 1, 2021; (vi) 17,575 time-based restricted stock units that vest on May 8, 2019; (vii) 84,210 time-based restricted stock units that vest on May 15, 2018; (viii) 11,404 time-based restricted stock units that vest on May 15, 2020; (ix) 14,472 time-based restricted stock units that vest on August 1, 2020; (x) 8,400 time-based restricted stock units that vest on October 1, 2020; and (xi) 2,800 time-based restricted stock units that vest on December 3, 2020.
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
The grant date fair value of restricted stock units is expensed over the vesting period. Restricted stock unit fair values are based on the closing trading price of the Company’s common stock on the date of grant. Changes in the number of restricted stock units outstanding for the twelve months ended December 31, 2019 were as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	419,928	$9.75
Granted	1,950,296	3.59
Vested	(145,981)	7.40
Canceled, forfeited	(831,158)	4.84
Outstanding at December 31, 2019	1,393,085	$4.30
As of December 31, 2019, there was $3.2 million in unrecognized compensation costs related to unvested restricted stock units that is expected to be recognized over a weighted average period of 1.6 years.
The Company recognized $2.2 million and $1.6 million of stock-based compensation expense related to restricted shares during the twelve months ended December 31, 2019 and 2018, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Shareholders’ Equity
Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock, par value of $0.01 per share. There were no preferred shares outstanding at December 31, 2019 or December 31, 2018.
Common Stock
The Company is authorized to issue 400,000,000 shares of Horizon Global common stock, par value of $0.01 per share. At December 31, 2019, there were 26,073,894 shares of common stock issued and 25,387,388 shares of common stock outstanding. At December 31, 2018, there were 25,866,747 shares of common stock issued and 25,180,241 shares of common stock outstanding.
Common Stock Warrants
In connection with the Second Lien Term Loan the Company entered into in March 2019, the Company became obligated to issue detachable warrants to purchase up to 6.25 million shares of its common stock, which can be exercised on a cashless basis over a five year term with an exercise price of $1.50 per share.
The Company also issued 90,667 shares of Series A Preferred Stock in March 2019 in connection with the Second Lien Term Loan that were convertible into additional warrants upon receipt of shareholder approval of the issuance of such additional warrants and the shares of common stock issuable upon exercise thereof. The Series A Preferred Stock was presented as temporary equity in the March 31, 2019 condensed consolidated balance sheet. Upon receipt of such shareholder approval on June 25, 2019, the 90,667 shares of Series A Preferred Stock were converted into warrants to purchase 2,952,248 shares of common stock. See Note 10, Long-term Debt, for additional information. During the twelve months ended December 31, 2019, warrants were exercised for 66,476 shares of the Company’s common stock with a value of $0.1 million in a non-cash transaction. As of December 31, 2019, warrants to purchase 6,487,674 shares of common stock remain outstanding.
Share Repurchase Program
In April 2017, the Board of Directors authorized a share repurchase program of up to 1.5 million shares of the Company’s issued and outstanding common stock during the period beginning on May 5, 2017 and ending May 5, 2020 (the “Share Repurchase Program”). The Share Repurchase Program provides for share purchases in the open market or otherwise, depending on share price, market conditions and other factors, as determined by the Company. In addition, the Company’s ABL Loan Agreement and Term B Loan place certain limitations on the Company’s ability to repurchase its common stock. As of December 31, 2019, cumulative shares purchased totaled 686,506 at an average purchase price per share of $14.55, excluding commissions. The repurchased shares are presented as treasury stock, at cost, on the consolidated balance sheets.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in AOCI attributable to Horizon Global by component, net of tax, for the twelve months ended December 31, 2019 and 2018 are summarized as follows:

	Derivative Instruments	Foreign Currency Translation and Other	Total
	(dollars in thousands)
Balances at January 1, 2018, as reported	$(390)	$10,400	$10,010
Impact of ASU 2018-02(c)	80	480	560
Balances at January 1, 2018, as restated	(310)	10,880	10,570
Net unrealized gains (losses) arising during the period(a)	7,440	(5,080)	2,360
Less: Net realized gains reclassified to net income(b)	5,170	—	5,170
Net current-period change	2,270	(5,080)	(2,810)
Balances at December 31, 2018	$1,960	$5,800	$7,760
Net unrealized gains arising during the period(a)	820	1,650	2,470
Less: Net realized gains reclassified to net income(b)	2,760	—	2,760
Amounts Reclassified from AOCI(d)	(20)	(17,240)	(17,260)
Net current-period change	(1,960)	(15,590)	(17,550)
Balances at December 31, 2019	$—	$(9,790)	$(9,790)
__________________________
(a) Derivative instruments, net of income tax benefit (expense) of $0.0 million and $(1.4) million for the twelve months ended December 31, 2019 and 2018, respectively. See Note 11, Derivative Instruments, for further details.
(b) Derivative instruments, net of income tax benefit (expense) of $0.0 million and $1.3 million for the twelve months ended December 31, 2019 and 2018, respectively. See Note 11, Derivative Instruments, for further details.
(c) In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “2017 Tax Act”). The Company adopted the standard during the third quarter of 2018, and the impact of the adoption was a $0.9 million increase to accumulated deficit, a $0.3 million increase to paid-in capital, and a $0.6 million increase to accumulated other comprehensive income.
(d) Recognition of loss associated with the sale of the Company’s APAC segment. See Note 4, Discontinued Operations, for further details.
18. Segment Information
The Company groups its business into operating segments by the region in which sales and manufacturing efforts are focused, which are grouped on the basis of similar product, market and operating factors. Each operating segment has discrete financial information evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance. The Company reports the results of its business in two operating segments: Horizon Americas and Horizon Europe‑Africa. Horizon Americas is comprised of the Company’s North American and South American operations. Horizon Europe‑Africa is comprised of the European and South African operations. See below for further information regarding the types of products and services provided within each operating segment.
Previously, the Company had three operating segments. However, as a result of its sale in the third quarter of 2019, we have removed APAC as a separate operating segment and its results are presented as a discontinued operation in the accompanying consolidated financial statements. Historical information has been retrospectively adjusted to reflect these changes. Please see Note 4, Discontinued Operations, for additional information.
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

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Horizon Europe‑Africa - With a product offering similar to Horizon Americas, Horizon Europe‑Africa focuses its sales and manufacturing efforts in the Europe and Africa regions of the world.
The following table presents the Company’s operating segment activity:

	Twelve months ended December 31,
	2019	2018
	(dollars in thousands)
Net Sales
Horizon Americas	$372,720	$390,750
Horizon Europe‑Africa	317,730	323,260
Total	$690,450	$714,010
Operating Loss
Horizon Americas	$(10,390)	$(6,840)
Horizon Europe‑Africa	(12,100)	(148,630)
Corporate	(34,680)	(35,160)
Total	$(57,170)	$(190,630)
Capital Expenditures
Horizon Americas	$6,590	$6,760
Horizon Europe‑Africa	3,080	4,500
Corporate	50	—
Total	$9,720	$11,260
Depreciation and Amortization of Intangible Assets
Horizon Americas	$8,670	$8,160
Horizon Europe‑Africa	11,720	12,090
Corporate	1,300	330
Total	$21,690	$20,580

	December 31,
	2019	2018
	(dollars in thousands)
Total Assets
Horizon Americas	$224,430	$219,680
Horizon Europe-Africa	185,810	205,480
Corporate	10,800	25,320
Subtotal	421,040	450,480
Net assets held-for-sale	—	70,870
Total	$421,040	$521,350

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the Company’s net sales and net fixed assets attributed to each subsidiary’s continent of domicile:

	Twelve months ended December 31,
	2019	2018
	(dollars in thousands)
Net Sales
Total U.S.	$362,690	$380,720
Non-U.S.
Germany	209,120	186,430
Other Europe	95,700	118,590
Africa	15,940	19,880
Other Americas	7,000	8,390
Total non-U.S.	327,760	333,290
Total	$690,450	$714,010

	December 31,
	2019	2018
	(dollars in thousands)
Property and equipment, net
Total U.S.	$25,650	$26,550
Non-U.S.
Germany	36,480	43,010
United Kingdom	—	620
Other Europe	7,780	8,820
Africa	3,930	5,320
Other Americas	1,990	2,180
Total non-U.S.	50,180	59,950
Total	$75,830	$86,500
The Company’s export sales from the U.S. approximated $36.5 million and $44.3 million for the twelve months ended December 31, 2019 and 2018, respectively.
19. Income Taxes
The Company’s loss from continuing operations before income tax, by tax jurisdiction, consisted of the following:

	Twelve months ended December 31,
	2019	2018
	(dollars in thousands)
Domestic	$(91,100)	$(44,870)
Foreign	(29,730)	(186,010)
Loss from continuing operations before income tax	$(120,830)	$(230,880)

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The income tax benefit (expense) is comprised of:

	Twelve months ended December 31,
	2019	2018
	(dollars in thousands)
Current income tax benefit (expense):
Federal	$(1,660)	$10,070
State and local	60	(190)
Foreign	5,140	(2,540)
Total current income tax benefit	3,540	7,340
Deferred income tax benefit (expense):
Federal	140	(1,870)
State and local	(290)	160
Foreign	7,430	5,890
Total deferred income tax benefit	7,280	4,180
Income tax benefit	$10,820	$11,520
The components of deferred taxes are as follows:

	December 31,
	2019	2018
	(dollars in thousands)
Deferred tax assets:
Receivables, net	$600	$890
Inventories	3,750	3,000
Disallowed interest deduction	19,210	5,250
Operating lease liabilities	14,150	—
Accrued liabilities and other long-term liabilities	7,970	8,270
Tax loss and credit carryforwards	31,670	21,470
Gross deferred tax asset	77,350	38,880
Valuation allowances	(50,370)	(26,650)
Net deferred tax asset	26,980	12,230
Deferred tax liabilities:
Property and equipment, net	(3,190)	(5,280)
Other intangibles, net	(12,790)	(16,890)
Operating lease right-of-use assets	(11,240)	—
Other	(3,370)	(2,020)
Gross deferred tax liability	(30,590)	(24,190)
Net deferred tax liability	$(3,610)	$(11,960)
ASC 740, “Income Taxes,” requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable and also restricts the amount of reliance that can be placed on projections of future taxable income to support the recovery of deferred tax assets. As of December 31, 2018, given the decline in U.S. gross profit, the Company was in a three-year cumulative pre-tax loss position. Therefore, during the fourth quarter of 2018, the Company recorded a valuation allowance of $8.8 million against its U.S. deferred tax assets. In addition, due to certain foreign jurisdictions being in three-year cumulative pre-tax loss position, the Company also recorded valuation allowances of $5.7 million against certain of its deferred tax assets. As of December 31, 2019, certain foreign jurisdictions were in a three-year cumulative pre-tax

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

loss position; therefore, the Company recorded valuation allowances of $4.0 million against certain of its deferred tax assets. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
The Company has recorded deferred tax assets of $37.4 million of federal operating loss carryforward, $61.9 million of various state operating loss carryforwards and $76.1 million of various foreign operating loss carryforwards. The federal loss carryforward has an indefinite carryforward period, the majority of the state tax loss carryforwards expire between 2030-2038, however, certain states now have indefinite carryforward periods. In addition, the majority of foreign losses have indefinite carryforward periods. A significant amount of the deferred tax assets discussed above are offset by a corresponding valuation allowance within the jurisdiction to which the deferred tax assets relate.
The following is a reconciliation of the Company’s provision for income taxes to income tax benefit computed at the U.S. federal statutory rate:

	Twelve months ended December 31,
	2019	2018
	(dollars in thousands)
U.S. federal statutory rate	21%	21%
Tax at U.S. federal statutory rate	$25,370	$48,480
State and local taxes, net of federal tax benefit	3,370	1,500
Differences in statutory foreign tax rates	4,310	13,930
Uncertain tax positions	6,620	2,680
Withholding taxes	—	(310)
Tax credits	(4,460)	3,980
Net change in valuation allowance	(24,970)	(19,210)
Transition tax	(1,740)	(2,280)
Goodwill	—	(36,560)
Other, net	2,320	(690)
Income tax benefit	$10,820	$11,520

Certain foreign subsidiary earnings are subject to U.S. taxation. No deferred taxes have been provided for taxes that would result upon repatriation of our foreign investments to the U.S. as it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations or should not give rise to additional income tax liabilities as a result of the distribution of such earnings.
Uncertain Tax Positions
The Company has $0.2 million and $5.7 million of uncertain tax positions (“UTPs”) as of December 31, 2019 and 2018, respectively. If the UTPs were recognized, the impact to the Company’s effective tax rate would be to increase reported income tax benefit for the twelve months ended December 31, 2019 and 2018, by $0.2 million and $5.7 million, respectively.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the change in the UTPs and related accrued interest and penalties as of December 31, 2019 and 2018 is as follows:

Uncertain Tax Positions
(dollars in thousands)
January 1, 2018	$7,310
Tax positions related to current year:
Additions	—
Reductions	—
Tax positions related to prior years:
Additions	270
Reductions	—
Settlements	—
Lapses in the statutes of limitations	(1,580)
Cumulative translation adjustment	(340)
Balance at December 31, 2018	$5,660
Tax positions related to current year:
Additions	—
Reductions	—
Tax positions related to prior years:
Additions	20
Reductions	(4,970)
Settlements	—
Lapses in the statutes of limitations	(400)
Cumulative translation adjustment	(100)
Balance at December 31, 2019	$210
The Company recognizes interest accrued related to UTPs and penalties as income tax expense. Related to the UTPs noted above, the Company has a current benefit of $0.2 million related to interest and penalties incurred during the twelve months ended December 31, 2019, and recognized a liability for interest and penalties of $0.2 million as of December 31, 2019. During the twelve months ended December 31, 2018, the Company incurred interest and penalties of $1.4 million and recognized a liability for the interest and penalties of $1.4 million as of December 31, 2018.
The decrease in UTPs and liabilities for interest and penalties for tax positions related to prior years is primarily related to the income tax examination resolutions as well as the expiration of statutes of limitations in certain jurisdictions during the twelve months ended December 31, 2019 and 2018.
Income tax returns are filed in multiple domestic and foreign jurisdictions, which are subject to examinations by taxing authorities. As of December 31, 2019, the Company is subject to U.S. federal tax examination for tax years 2017 through 2019.  The Company is subject to state, local, and foreign income tax examinations for tax years 2011 through 2019. The Company’s German jurisdiction is subject to German federal tax examination for tax years 2017 through 2019. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next twelve months we may reach resolution of income tax examinations in one or more foreign jurisdictions. The Company does not believe that the results of these examinations will have a significant impact on the Company’s tax position or its effective tax rate.
Management monitors changes in tax statutes and regulations and the issuance of judicial decisions to determine the potential impact to UTPs. As of December 31, 2019, the Company estimated $0.1 million of UTPs are expected to be released in the next twelve months.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Other Expense, Net
Other expense, net consists of the following components:

	Twelve months ended December 31,
	2019	2018
	(dollars in thousands)
Loss on sale of business	$(3,630)	$—
Customer pay discounts	(1,510)	(1,600)
Accretion arising from lease recovery	(130)	(240)
Brazil acquisition indemnification asset	—	(4,300)
Brink acquisition ticking fee	—	(5,130)
Foreign currency gain / (loss)	50	(870)
Other	(170)	(660)
Total	$(5,390)	$(12,800)
Brink Group Termination
On December 13, 2017, the Company entered into a sale and purchase agreement (the “SPA”) to acquire Brink International B.V. and its subsidiaries (collectively, the “Brink Group”). The SPA contemplated a business combination through the purchase of 100% of the equity interest in the Brink Group (the “Brink Group Acquisition”). On the date of the closing of the Brink Group Acquisition, the Brink Group would have become a wholly owned subsidiary of Horizon.
On June 14, 2018, the Brink Group Acquisition was terminated by the parties pursuant to the terms of the transaction. On July 16, 2018, in accordance with the termination and settlement agreement, the Company paid H2 Equity Partners a breakup fee of $5.5 million. During the twelve months ended December 31, 2018, Horizon incurred transaction fees, including related financing costs, of $11.0 million in connection with the pursuit of the Brink Group Acquisition, as well as $5.1 million of costs incurred related to deal financing a ticking fee. The breakup fee and transaction fees are included in selling, general and administrative expenses and the ticking fee is included in other expense, net in the accompanying consolidated statements of operations. There were no transaction fees incurred in connection with the Brink Group Acquisition for the twelve months ended December 31, 2019.
21. Subsequent Events
Loan and Security Agreement
On March 13, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Encina Business Credit, LLC, as agent for the lenders party thereto. The Loan Agreement provides for an asset-based revolving credit facility in the maximum aggregate principal amount of $75.0 million subject to customary borrowing base limitations contained therein, which amount may be increased at the Company’s request by up to $25.0 million. A portion of the proceeds received by the Company under the Loan Agreement were used to pay in full all outstanding debt incurred under the existing ABL Facility described in Note 10, Long-term Debt.
The interest on the loans under the Loan Agreement will be payable in cash at the interest rate of LIBOR plus 4.00% per annum, subject to a 1.00% LIBOR floor, provided that if for any reason the loans are converted to base rate loans, interest will be paid in cash at the customary base rate plus a margin of 3.00% per annum. There are no amortization payments required under the Loan Agreement. Borrowings under the Loan Agreement mature on the earlier of: (i) March 13, 2023 and (ii) 90 days prior to the maturity of any portion of the debt under the Company’s First Lien Term Loan or Second Lien Term Loan, as may be in effect from time to time, unless earlier terminated. Based on the maturity dates of the Company’s First Lien Term Loan and Second Lien Term Loan, the loans under the Loan Agreement would be due on March 31, 2021. All of the indebtedness under the Loan Agreement is and will be guaranteed by the Company and certain of the Company’s existing and future North American subsidiaries and is and will be secured by substantially all of the assets of the Company, such other guarantors, and the borrowers under the Loan Agreement.
The Loan Agreement also contains a financial covenant that stipulates the Company will not make Capital Expenditures (as defined in the Loan Agreement) exceeding $30.0 million during any fiscal year.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

First Lien Term Loan Amendment and Second Lien Term Loan Amendment
Additionally, on March 13, 2020, the Company entered into the Ninth Amendment to the First Lien Term Loan Agreement (the “Ninth Term Amendment”) and Second Amendment to the Second Lien Term Loan Agreement (the “Second Lien Second Amendment”) to amend certain covenants. The Ninth Term Amendment and Second Lien Second Amendment each removed the $15.0 million minimum liquidity requirement under the First Lien Term Loan Agreement and Second Lien Term Loan Agreement. The Ninth Term Amendment and Second Lien Second Amendment each amended net leverage ratio requirements under the First Lien Term Loan Agreement and Second Lien Term Loan Agreement to remove the December 31, 2020 leverage ratio test, as set forth in the Eighth Term Amendment and Second Lien Amendment.
The Ninth Term Amendment and Second Lien Second Amendment also amended the fixed charge coverage ratio covenant under the First Lien Term Loan and Second Lien Term Loan to not be below 1.0 to 1.0 beginning with the fiscal quarter ending March 31, 2021.
The Company estimates it incurred $2.7 million of debt issuance costs and amendment fees associated with the above transactions. The transactions will be accounted for in the first quarter of 2020.
Covenant and Liquidity Matters
The Company is in compliance with all of its financial covenants as of December 31, 2019. As a result of the above series of amendments and entry into the Loan Agreement, and our current forecast through March 31, 2021, the Company believes it has sufficient liquidity to operate its business.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Evaluation of disclosure controls and procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial and accounting officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the principal executive officer and principal financial and accounting officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the Company. Under the supervision of the principal executive officer and principal financial and accounting officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2019, that have materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Item 9B.    Other Information
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 regarding our directors and corporate governance matters is incorporated by reference herein to the proxy statement for the Company’s 2020 Annual Meeting of Stockholders (the “Proxy Statement”) sections entitled “Proposal 1 - Election of Directors” and “Corporate Governance.” The information required by Item 10 regarding our executive officers appears as a supplementary item following Item 4 under Part I of this Annual Report on Form 10-K under the title “Executive Officers of the Company.”
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
Item 14.    Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference herein to the Proxy Statement section entitled “Fees Paid to Independent Auditor.”

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a) Listing of Documents
(1)   Financial Statements
The Company’s consolidated financial statements included in Item 8 hereof, as required at December 31, 2019 and December 31, 2018, and for the periods ended December 31, 2019 and December 31, 2018, consist of the following:
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders’ Equity
Notes to Consolidated Financial Statements
(2)   Financial Statement Schedules
Financial Statement Schedule of the Company appended hereto, as required for the periods ended December 31, 2019, and December 31, 2018, consists of the following:
Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable, not required, or the information is otherwise included in the financial statements or the notes thereto.

(3)   Exhibits
Exhibits Index:

2.1(c)*	Separation and Distribution Agreement, dated as of June 30, 2015, by and between Horizon Global Corporation and TriMas Corporation.
2.2(r)	Share Sale and Purchase Agreement, dated August 16, 2019, by and among certain subsidiaries of Horizon Global Corporation and Hayman Pacific BidCo Pty. Ltd.
3.1(q)	Amended and Restated Certificate of Incorporation of Horizon Global Corporation.
3.2(b)	Amended and Restated By-laws of Horizon Global Corporation.
4.1(j)	Indenture, dated as of February 1, 2017, by and between the Company and Wells Fargo Bank, National Association, as Trustee.
4.2(j)	First Supplemental Indenture, dated as of February 1, 2017, by and between the Company and Wells Fargo Bank, National Association, as Trustee.
4.3	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934.
4.4(o)	Form of Warrant
4.5(o)	Form of Warrant (Relating to Series A Preferred Stock).
10.1(c)	Tax Sharing Agreement, dated as of June 30, 2015, by and between Horizon Global Corporation and TriMas Corporation.
10.2(c)	Noncompetition and Nonsolicitation Agreement, dated as of June 30, 2015, by and between Horizon Global Corporation and TriMas Corporation.
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

10.15(d)**	Horizon Global Corporation Executive Retirement Plan effective as of July 1, 2015.
10.16(e)**	Horizon Global Corporation Executive Severance/Change of Control Policy effective as of July 1, 2015.
10.17(a)	Form of Indemnification Agreement.
10.18(e)**	Form of Restricted Stock Units Agreement - Founders Grant - under the 2015 Equity and Incentive Compensation Plan.
10.19(e)**	Form of Restricted Stock Units Agreement - 2015 Board of Directors - under the 2015 Equity and Incentive Compensation Plan.
10.20(e)**	Form of Nonqualified Stock Option Agreement - 2015 LTI - under the 2015 Equity and Incentive Compensation Plan.
10.21(e)**	Form of Nonqualified Stock Option Agreement - Special Award - under the 2015 Equity and Incentive Compensation Plan.
10.22(e)**	Form of Horizon Replacement Restricted Stock Unit Award Agreement (Converted in connection with the adjustment of TriMas 2013 Performance Stock Units - 2006 Plan).
10.23(e)**	Form of Horizon Replacement Restricted Stock Unit Award Agreement (Converted in connection with the adjustment of TriMas 2013 Performance Stock Units - 2011 Plan).
10.24(e)**	Form of Horizon Replacement Restricted Stock Unit Award Agreement (Converted in connection with the adjustment of TriMas 2014 Performance Stock Units - 2011 Plan).
10.25(g)**	Form of Restricted Stock Units Agreement - CEO Award Program - 2016 Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.26(g)**	Form of Restricted Stock Units Agreement - Annual Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.27(g)**	Form of Restricted Stock Units Award Agreement - CEO Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.28(g)**	Form of Performance Share Units Agreement - Annual Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.29(g)**	Form of Nonqualified Stock Option Agreement - Annual Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.30(h)**	Horizon Global Corporation Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.31(m)**	Form of Restricted Stock Units Agreement - Annual Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.32(m)**	Form of Restricted Stock Units Award Agreement - CEO Award Program - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.33(m)**	Form of Performance Share Units Agreement - Annual Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.34(m)**	Form of Restricted Stock Units Award Agreement - Annual CEC Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.35(m)**	Form of Restricted Stock Units Award Agreement - Annual ELT Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.36(n)**	Form of Restricted Stock Units Award Agreement - Board of Directors Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.37(i)	Investors’ Rights Agreement, dated as of October 4, 2016, by and between the Company and Parcom Deutschland I GmbH & Co. KG.

10.38(j)	Base Call Option Confirmation, dated as of January 26, 2017, by and between the Company and JPMorgan Chase Bank, National Association, London Branch.
10.39(j)	Additional Call Option Confirmation, dated as of January 27, 2017, by and between the Company and JPMorgan Chase Bank, National Association, London Branch.
10.40(j)	Base Warrant Confirmation, dated as of January 26, 2017, by and between the Company and JPMorgan Chase Bank, National Association, London Branch.
10.41(j)	Additional Warrant Confirmation, dated as of January 27, 2017, by and between the Company and JPMorgan Chase Bank, National Association, London Branch.
10.42(j)	Base Call Option Confirmation, dated as of January 26, 2017, by and between the Company and Wells Fargo Bank, National Association.
10.43(j)	Additional Call Option Confirmation, dated as of January 27, 2017, by and between the Company and Wells Fargo Bank, National Association.
10.44(j)	Base Warrant Confirmation, dated as of January 26, 2017, by and between the Company and Wells Fargo Bank, National Association.
10.45(j)	Additional Warrant Confirmation, dated as of January 27, 2017, by and between the Company and Wells Fargo Bank, National Association.
10.46(j)	Base Call Option Confirmation, dated as of January 26, 2017, by and between the Company and Bank of America, N.A.
10.47(j)	Additional Call Option Confirmation, dated as of January 27, 2017, by and between the Company and Bank of America, N.A.
10.48(j)	Base Warrant Confirmation, dated as of January 26, 2017, by and between the Company and Bank of America, N.A.
10.49(j)	Additional Warrant Confirmation, dated as of January 27, 2017, by and between the Company and Bank of America, N.A.
10.50(n)	Separation Agreement between Horizon Global Corporation and A. Mark Zeffiro dated June 29, 2018.
10.51(h)	Separation and Consulting Agreement between Horizon Global Corporation and David G. Rice dated December 3, 2018.
10.52(h)	Updated Exhibit A to Horizon Global Corporation Executive Severance/Change of Control Policy effective as of November 6, 2018.
10.53(p)
Fifth Amendment to Credit Agreement, dated as of February 20, 2019, to the Term Loan Credit Agreement, dated as of June 30, 2015, by and among Horizon Global Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.54(p)
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

10.55(p)
Credit Agreement dated as of February 20, 2019, by and among Horizon Global Corporation, the other parties thereto, the lenders party thereto and Cortland Capital Markets Services LLC, as administrative agent and collateral agent.

10.56(p)
First Amendment to Credit Agreement, dated as of February 26, 2019, to Credit Agreement dated as of February 20, 2019, by and among Horizon Global Corporation, the other parties thereto, the lenders party thereto and Cortland Capital Markets Services LLC, as administrative agent and collateral agent.

10.57(p)
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

10.58(p)
Second Amendment to Credit Agreement, dated as of March 7, 2019, to Credit Agreement dated as of February 20, 2019, by and among Horizon Global Corporation, the other parties thereto, the lenders party thereto and Cortland Capital Markets Services LLC, as administrative agent and collateral agent.

10.59(p)
Sixth Amendment to Amended and Restated Loan Agreement, dated as of March 7, 2019 to the Amended and Restated Loan Agreement dated as of December 22, 2015, by and among Horizon Global Corporation, Horizon Global Americas Inc., Cequent UK Limited, Cequent Towing Products of Canada Ltd., the other parties thereto, the lenders party thereto and Bank of America, N.A., as administrative agent.

10.60(p)
Third Amendment to Credit Agreement, dated as of March 14, 2019, to Credit Agreement dated as of February 20, 2019, by and among Horizon Global Corporation, the other parties thereto, the lenders party thereto and Cortland Capital Markets Services LLC, as administrative agent and collateral agent.

10.61(p)
Second Lien Term Loan Credit Agreement dated as of March 15, 2019, by and among Horizon Global Corporation, the other parties thereto, the lenders party thereto and Cortland Capital Markets Services LLC, as administrative agent and collateral agent.

10.62(p)
Sixth Amendment to Credit Agreement, dated as of March 15, 2019, to the Term Loan Credit Agreement, dated as of June 30, 2015, by and among Horizon Global Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.63(p)
Seventh Amendment to Amended and Restated Loan Agreement, dated as of March 15, 2019 to the Amended and Restated Loan Agreement dated as of December 22, 2015, by and among Horizon Global Corporation, Horizon Global Americas Inc., Cequent UK Limited, Cequent Towing Products of Canada Ltd., the other parties thereto, the lenders party thereto and Bank of America, N.A., as administrative agent.

10.64(p)
Seventh Amendment to Credit Agreement, dated as of May 7, 2019, to the Term Loan Credit Agreement, dated as of June 30, 2015, by and among Horizon Global Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.65(q)
Omnibus Consent, Waiver and Amendment dated as of June 6, 2019 to the Amended and Restated Loan Agreement dated as of December 22, 2015, by and among Horizon Global Corporation, Horizon Global Americas Inc., Cequent UK Limited, Cequent Towing Products of Canada Ltd., the other parties thereto, the lenders party thereto and Bank of America, N.A., as administrative agent.

10.66(q)
Omnibus Consent, Waiver and Amendment dated as of June 11, 2019 to Second Lien Term Loan Credit Agreement, dated as of March 15, 2019, by and among Horizon Global Corporation, the other parties thereto, the lenders party thereto and Cortland Capital Markets Services LLC, as administrative agent and collateral agent.

10.67(q)	Omnibus Consent, Waiver and Amendment dated as of June 11, 2019 by and among Horizon Global Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
10.68(s)
Amended and Restated Limited Consent and Eighth Amendment to Amended and Restated Loan Agreement dated September 19, 2019, by and among Horizon Global Corporation, the other parties thereto, the lenders party thereto and Bank of America, N.A., as administrative agent.

10.69(s)	Consent and Amendment dated September 24, 2019, by and among Horizon Global Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.
10.70(s)
Consent and Amendment dated September 24, 2019, by and among Horizon Global Corporation, the lenders party thereto and Cortland Capital Market Services LLC, as administrative agent and collateral agent.

10.71(s)	Separation Agreement dated October 2, 2019, between Horizon Global Corporation and Carl S. Bizon.
10.72(s)	Form of Performance Share Units Award Agreement - Signing Grant.
21.1	Horizon Global Corporation Subsidiary List.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_________________________

(a)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-1 filed on March 31, 2015 (Reg. No. 333-203138).
(b)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on February 20, 2019 (Reg. No. 001-37427).
(c)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on July 6, 2015 (File No. 001-37427).
(d)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 11, 2015 (File No. 001-37427).
(e)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on November 10, 2015 (File No. 001-37427).
(f)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on December 23, 2015 (File No. 001-37427).
(g)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on May 3, 2016 (File No. 001-37427).
(h)	Incorporated by reference to Exhibits filed with our Annual Report on Form 10-K filed on March 18, 2019 (File No. 001-37427).
(i)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on October 11, 2016 (File No. 001-37427).
(j)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on February 1, 2017 (File No. 001-37427).
(k)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on April 6, 2017 (File No. 001-37427).
(l)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed on March 10, 2017 (File No. 001-37427).
(m)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on May 3, 2018 (File No. 001-37427).
(n)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 7, 2018 (File No. 001-37427).
(o)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on March 18, 2019 (File No. 001-37427).
(p)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on May 9, 2019 (File No. 001-37427).
(q)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 8, 2019 (File No. 001-37427).
(r)	Incorporated by reference to the Exhibit filed with our Current Report on Form 8-K filed on September 25, 2019 (File No. 001-37427).
(s)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on November 12, 2019 (File No. 001-37427).
* Certain exhibits and schedules are omitted pursuant to Item 601(a)(5) of Regulation S-K, and the Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits and schedules upon request.

** Management contracts and compensatory plans or arrangement required to be filed as an exhibit pursuant Item 15(b) of Form 10-K.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON GLOBAL CORPORATION (Registrant)

		BY:	/s/ TERRENCE G. GOHL
DATE:	March 16, 2020		Name: Terrence G. Gohl Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TERRENCE G. GOHL	President and Chief Executive Officer and Director	March 16, 2020
Terrence G. Gohl	(Principal Executive Officer)

/s/ MATTHEW J. MEYER	Chief Accounting Officer	March 16, 2020
Matthew J. Meyer	(Principal Financial and Accounting Officer)

/s/ JOHN C. KENNEDY	Chair of the Board of Directors	March 16, 2020
John C. Kennedy

/s/ FREDERICK A. HENDERSON	Director	March 16, 2020
Frederick A. Henderson

/s/ RYAN L. LANGDON	Director	March 16, 2020
Ryan L. Langdon

/s/ BRETT N. MILGRIM	Director	March 16, 2020
Brett N. Milgrim

/s/ DEBRA S. OLER	Director	March 16, 2020
Debra S. Oler

/s/ DAVID A. ROBERTS	Director	March 16, 2020
David A. Roberts

/s/ MARK D. WEBER	Director	March 16, 2020
Mark D. Weber

/s/ HARRY J. WILSON	Director	March 16, 2020
Harry J. Wilson

SCHEDULE II
PURSUANT TO ITEM 15(a)(2)OF FORM 10-K
VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED
DECEMBER 31, 2019 AND 2018
(Dollars in thousands)

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	OTHER(1)	DEDUCTIONS(2)	BALANCE AT END OF PERIOD
Allowance for doubtful accounts
Year ended December 31, 2019	$4,840	$1,540	$(1,450)	$(1,720)	$3,210
Year ended December 31, 2018	$2,520	$1,140	$1,230	$(50)	$4,840
______________
(1) Other adjustments, net.
(2) Deductions, representing uncollectible accounts written-off, less recoveries of amounts written-off in prior years.

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	OTHER(1)	DEDUCTIONS	BALANCE AT END OF PERIOD
Reserve for inventory valuation
Year ended December 31, 2019	$13,180	$7,640	$(300)	$(2,540)	$17,980
Year ended December 31, 2018	$11,030	$2,150	$—	$—	$13,180
______________
(1) Primarily relates to reserves derecognized in conjunction with the sale of the non-automotive business in 2019.

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	OTHER(1)	DEDUCTIONS	BALANCE AT END OF PERIOD
Deferred tax valuation allowance
Year ended December 31, 2019	$26,650	$4,040	$19,680	$—	$50,370
Year ended December 31, 2018	$10,560	$14,540	$1,550	$—	$26,650
______________
(1) Primarily relates to tax benefits that have previously been reserved.