Form 10-K/A
Horizon Global Corp
filed 2020-04-30
CIK 1637655

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
Registrant's Telephone Number, Including Area Code: (734) 656-3000

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

Non-accelerated filer □                             Smaller reporting company ☒

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter based on the closing sales price on the New York Stock Exchange on June 28, 2019 was approximately $66.2 million, based upon the closing sales price of the registrant’s common stock, $0.01 par value, reported for such date on the New York Stock Exchange.

As of March 12, 2020, the number of outstanding shares of the registrant's common stock $0.01 par value, was 25,394,253 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Horizon Global Corporation (the “Company,” “we,” “us” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“Form 10-K”) with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2020. We are filing this Amendment No. 1 to the Form 10-K (“Form 10-K/A”) solely for the purpose of including in Part III the information that was to be incorporated by reference from our definitive proxy statement for the 2020 annual meeting of stockholders. This Form 10-K/A hereby amends and restates in their entirety the Form 10-K cover page and Items 10 through 14 of Part III.

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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
The following section provides information with respect to our directors as of April 29, 2020. It includes the specific experience, qualifications and skills considered by the Corporate Governance and Nominating Committee of the Board (the “Governance Committee”) and the Board in assessing the appropriateness of the person to serve as a director. Ages are as of April 29, 2020.
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
The Board believes that the directors have an appropriate balance of knowledge, experience, attributes, skills and expertise as a whole to ensure the Board appropriately fulfills its oversight responsibilities and acts in the best interests of stockholders. The Board believes that each director satisfies its criteria for demonstrating excellence in his or her chosen field, high ethical standards and integrity, and sound business judgment. In addition, the Board has eight independent directors in accordance with the applicable rules of the New York Stock Exchange (“NYSE”), and such directors are also independent of the influence of any particular stockholder or stockholder groups whose interests may diverge from the interests of the stockholders as a whole. Further, each director brings a strong background and set of skills to the Board, giving the Board, as a whole, competence and experience in a wide variety of areas.

Terrence G. Gohl
President, CEO and Director since September 2019
Age 58

Mr. Gohl was appointed to our Board and has served as President, Chief Executive Officer since September 23, 2019. Prior to joining the Company, Mr. Gohl served as Chief Operating Officer of International Automotive Components (“IAC”) Group, a supplier of automotive components and systems, from February 2017 to June 2018. From March 2009 to January 2017, Mr. Gohl served as President and Chief Executive Officer of Key Plastics L.L.C. (“Key Plastics”), a global manufacturer and supplier of injection molded plastic components to automotive OEMs. Prior to joining Key Plastics, from 2004 to March 2009, Mr. Gohl served in various executive management and corporate officer roles with Visteon Corporation, a global automotive leader in cockpit electronics. From 1995 to 2005, Mr. Gohl held executive positions with Tower Automotive, an automotive manufacturer, and Lear Corporation, a global leading supplier of automotive seating and e-systems.

John C. Kennedy
Chair of the Board since 2019
Age 61

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

Frederick A. “Fritz” Henderson
Director since 2019
Age 61

Mr. Henderson was appointed to our Board on April 3, 2019 and was named Chair of the Audit Committee at the time of his appointment. Mr. Henderson is currently chair of the board of Adient, PLC, an automotive parts manufacturer focused on automotive seating and interiors, since October 2018, and a director since October 2016. Mr. Henderson also currently serves as chair of the board of Arconic Corporation, a manufacturer of advanced aluminum sheet, plate, extruded and architectural products that primarily advance the ground transportation, aerospace, industrial, packaging, and commercial building markets, since April 1, 2020. Mr. Henderson served as interim chief executive officer of Adient from June 2018 to September 2018. From 2010 until his retirement in December 2017, Mr. Henderson served as chair and chief executive officer of SunCoke Energy, Inc., a producer of coke, a principal raw material in the blast furnace steelmaking process. Mr. Henderson held the same positions at SunCoke Energy Partners GP LLC, the general partner of SunCoke Energy Partners L.P., the publicly traded master limited partnership of which SunCoke Energy, Inc. is a sponsor, from 2013 to 2017. Mr. Henderson served as senior vice president of Sunoco, Inc., a transportation fuel provider with interests in logistics from September 2010, until SunCoke’s initial public offering in 2011. From 1984 to 2009, Mr. Henderson served in various executive management roles at General Motors, LLC, a global automotive company, including president and chief executive officer from April 2009 to December 2009, president and chief operating officer from March 2008 to March 2009, and vice chair and chief financial officer from January 2006 until February 2008.Since 2013, Mr. Henderson has served as a director, and as chair of the audit committee, of Marriott International, Inc., a multinational diversified hospitality company that manages and franchises a broad portfolio of hotels and related lodging facilities. From 2011 to 2014, Mr. Henderson served as a director and chair of the audit committee of Compuware Corporation, an IT software company. Mr. Henderson also is a trustee of the Alfred P. Sloan Foundation, a not-for-profit grantmaking institution that supports research and education in science, technology, engineering, mathematics and economics, since 2008. Mr. Henderson brings extensive corporate senior leadership and board leadership experience to the Horizon Board, as well as operational experience and broad financial expertise related to financial reporting, accounting and compliance for public companies.

Ryan L. Langdon
Director since 2019
Age 47

Mr. Langdon was appointed to our Board on April 3, 2019. Mr. Langdon is currently senior managing director and co-founder of Newport Global Advisors, an alternative investment firm specializing in turnaround and special situation investments, since 2005. Prior to the formation of Newport Global Advisors, Mr. Langdon served in the High Yield Group of AIG Global Investment Group, a business that provides investment advice and markets its asset management products and services, from 2002 to 2005, ultimately reaching the level of managing director responsible for its distressed credit portfolio. Mr. Langdon currently serves on the board of various privately held businesses spanning multiple sectors, including automotive supply, building products, industrial and consumer gases and cylinders, and internet retail. Mr. Langdon has previously served on a variety of privately held company boards relating to firm investments. Mr. Langdon brings extensive financial management, business leadership and financial turnaround expertise.

Brett N. Milgrim
Director since 2019
Age 51

Mr. Milgrim was appointed to our Board on April 3, 2019. Mr. Milgrim is currently co-chair of the board of directors of Loar Group, Inc., a privately held aerospace components manufacturer, since 2017. Mr. Milgrim also serves as a director of Builders FirstSource, Inc., a manufacturer of building materials and components for homebuilders and contractors, since 1999, and PGT Innovations, Inc., a manufacturer and supplier of residential impact-resistant windows and doors, since his appointment in 2003. From 1997 until his retirement in 2011, Mr. Milgrim served as managing director of JLL Partners, Inc., a private equity firm focused on leveraged buyout transactions and leveraged recapitalizations of mid-market companies. Mr. Milgrim was previously an associate at Donaldson, Lufkin & Jenrette Securities Corporation, a New York-based firm providing investment banking and security brokerage services. Mr. Milgrim brings extensive management and board experience in the industrial manufacturing industry, as well as financial and business analytical experience, to the Horizon Board.

Debra S. Oler
Director since March 3, 2020
Age 65

Ms. Oler was appointed to our Board on March 3, 2020. Prior to Ms. Oler’s appointment, from September 2014 through her retirement on December 31, 2019, Ms. Oler served as senior vice president/president, North American sales and service for W.W. Grainger, Inc. (“Grainger”), a leading global supplier of maintenance, repair and operating supplies for businesses and institutions. Ms. Oler previously held roles of increasing responsibility with Grainger, including vice president sales from 2004 to 2009, and vice president/general manager from 2009 to September 2014. Prior to joining Grainger, Ms. Oler gained extensive sales and leadership experience with Alliant FoodService, Inc., a broadline foodservice distributor, distributing dairy products, seafood and Italian product lines, from 1996 to 2002, and with Kraft Foods, a multinational confectionery, food and beverage manufacturing and processing conglomerate, from 1986 to 1996. Ms. Oler currently serves on the board of directors of Pool Corporation, a position she has held since October 30, 2018. Ms. Oler brings deep sales experience to the Horizon Board.

David A. Roberts
Director since 2018
Age 72

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

Mark D. Weber
Director since 2019
Age 62

Mr. Weber was appointed to our Board on April 3, 2019, and was appointed Chair of Horizon Global’s Governance Committee on November 13, 2019. Mr. Weber is currently senior vice president and chief operating officer of Federal Signal Corporation (“Federal Signal”), a global manufacturer of environmental cleaning equipment, emergency signaling systems and industrial warning equipment, since his appointment in January 2018. Mr. Weber previously served as president and chief executive officer of Supreme Industries, Inc. (“Supreme”), a leading manufacturer of final mile dry freight and refrigerated work trucks from May 2013 to September 2017, when Supreme was sold to Wabash National Corporation. From 1996 to 2013, Mr. Weber held various leadership positions with Federal Signal including vice president, Sweeper Products, and president, Environmental Solutions Group. Prior to 1996, Mr. Weber served as director, Advanced Midrange Manufacturing for Cummins, a U.S.-based global company in the design, manufacture and distribution of engines, filtration and power generation products. Mr. Weber brings extensive senior management experience leading companies in the industrial and manufacturing sectors, business turnaround leadership as well as deep operational expertise to the Horizon Board.

Harry J. Wilson
Director since 2019
Age 48

Mr. Wilson was appointed to our Board on April 3, 2019. Mr. Wilson is currently the founder and chief executive officer of MAEVA Group, LLC, a turnaround and restructuring firm, which he founded in January 2011. Previously, Mr. Wilson served as a senior advisor on the President’s Automotive Task Force from March 2009 to August 2009, and as a partner at Silver Point Capital, a credit-oriented investment fund, where he joined as a senior analyst in May 2003 and served until August 2008. From 1999 to 2003, Mr. Wilson worked in the private equity group at The Blackstone Group, a private equity firm. Mr. Wilson also held positions with Clayton, Dubilier & Rice, a private equity firm, from 1995 to 1997, and Goldman Sachs & Co. from 1993 to 1995. Mr. Wilson currently serves on a number of nonprofit boards and has served as co-chair of MAEVA Social Capital, Inc., a venture philanthropy organization focused on early childhood development, since 2017. Mr. Wilson previously served as a director of Sotheby’s, one of the world’s leading auction houses, from May 2014 until October 2019, and as a director of Visteon, an automotive supplier focused on automotive electronics, from January 2011 through the expiration of his term on June 3, 2020. From 2012 through 2013, Mr. Wilson previously served on the board of Yahoo! Inc., one of the world’s leading Internet media companies, and, from 2011 through 2014, Mr. Wilson served on the board of YRC Worldwide, Inc., a leading provider of transportation and global logistics services, as well as a number of private company boards earlier in his career. Mr. Wilson brings a great deal of turnaround and automotive industry experience to the Horizon Board, as well as broad management, board, and financial and analytical expertise.

Board Leadership Structure and Management
In connection with the Company’s entry into a second lien term loan agreement, dated March 15, 2019, with Cortland Capital Markets Services LLC, as administrative agent and collateral agent, and the lenders party thereto, in 2019, the size of the Board increased from seven to nine directors, and, on April 3, 2019, Messrs. Henderson, Kennedy, Langdon, Milgrim, Weber and Wilson were appointed to fill the newly created directorships and vacancies created from the director resignations of Richard L. DeVore, Scott G. Kunselman, Richard D. Siebert and Maximiliane C. Straub on April 2, 2019. Mr. Kennedy was appointed Chair of the Board on April 3, 2019. The Chair oversees the planning of the annual Board calendar and, in consultation with the other directors, will schedule and set the agenda for meetings of the Board and lead the discussions at such meetings. In addition, the Chair provides guidance and oversight to other members of management, helps with the formulation and implementation of our strategic plans and acts as the Board’s liaison to the rest of management. In this capacity, the Chair is actively engaged in significant matters affecting us. The Chair also leads our annual meetings of stockholders and performs such other functions and responsibilities as requested by the Board from time to time.
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
During 2019, the Board held fourteen (14) meetings, the Audit Committee held seven (7) meetings, the Compensation Committee held five (5) meetings, and the Governance Committee held two (2) meetings.

The Board currently consists of nine members each serving one-year terms. This section provides additional information regarding the directors of the Company.

Name	Age	Title
Terrence G. Gohl	58	President, Chief Executive Officer and Director
John C. Kennedy	61	Chair of the Board
Frederick A. “Fritz” Henderson	61	Director
Ryan L. Langdon	47	Director
Brett N. Milgrim	51	Director
Debra S. Oler	65	Director
David A. Roberts	72	Director
Mark D. Weber	62	Director
Harry J. Wilson	48	Director
During 2019, all of the then-current directors attended at least 75%, in the aggregate, of the meetings of the Board and all committees of the Board on which they served. All directors are expected to attend all meetings, as well as the Annual Meeting. In addition to attending Board and committee meetings, directors fulfill their responsibilities by consulting with the President and Chief Executive Officer and other members of management on matters that affect the Company.
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
Compensation Committee. The Compensation Committee is generally responsible for monitoring and administering our compensation and employee benefit plans and reviewing, among other things, base salary levels, incentive awards and bonus incentive awards for the Chief Executive Officer and other executive officers, and such other matters that are specifically delegated to the Compensation Committee by applicable law or regulation, or by the Board from time to time. All of the members of our Compensation Committee are expected to be independent under the rules of NYSE and Rule 10C-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Compensation Committee’s duties include, among other things, (1) reviewing and approving our overall executive and director compensation philosophy and the executive and director compensation programs to support our overall business strategy and objectives, (2) overseeing the management continuity and succession planning process (except as otherwise within the scope of the Governance Committee) with respect to our officers, and (3) preparing any report on executive compensation required by the applicable rules and regulations of the SEC and other regulatory bodies.
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
Compensation Committee Interlocks and Insider Participation. During the majority of 2019, our Compensation Committee consisted of Messrs. Roberts, Kennedy, Weber and Wilson. Mr. Roberts was appointed Chair of the Compensation Committee on April 16, 2020. Messrs. Kennedy, Weber and Wilson were appointed as members of the Compensation Committee on April 16, 2020. Previously, Messrs. Kunselman, DeVore, and Siebert, and Mses. Ilitch and Straub served as members of the Compensation Committee until April 2, 2019, with Mr. Kunselman serving as Chair of the Compensation Committee until April 2, 2019. None of the individuals serving on our Compensation Committee during 2019 is or has ever been an officer or employee of the Company or any of our subsidiaries. None of our executive officers currently serves or has served as a member of the board of directors, compensation committee or other board committee performing equivalent functions of another entity that has one or more executive officers serving as one of our directors or on our Compensation Committee. Given Mr. Kennedy’s interest in the Second Lien Term Facility, he will not participate in the approval of equity awards granted to our officers and directors for purposes of Rule 16b-3 of the Exchange Act.
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
Executive Officers
Officers of the Company serve at the pleasure of the Board.

Name	Age	Title
Terrence G. Gohl	58	President, Chief Executive Officer and Director
Dennis E. Richardville	65	Chief Financial Officer
Jay Goldbaum	38	General Counsel, Chief Compliance Officer and Corporate Secretary
Matthew J. Meyer	38	Chief Accounting Officer
James F. Sistek	56	Chief Administrative Officer
Matthew T. Pollick	48	Chief Operating Officer
Terrence G. Gohl. Business experience provided above under “Item 10. Directors.”
Dennis E. Richardville. Mr. Richardville was appointed Chief Financial Officer of Horizon Global on March 16, 2020. Mr. Richardville previously served as Vice President and Corporate Treasurer of the Company since January 2020. Prior to joining the Company, Mr. Richardville served as Chief Financial Officer of Dura Automotive Systems, LLC, a global Tier One automotive supplier specializing in the design, engineering and manufacturing of advanced mobility system solutions, from August 2019 to September 2019. Mr. Richardville served as Executive Vice President and Chief Financial Officer of International Automotive Components Group, SA (“IAC”), a leading global supplier of automotive components and systems, including interior and exterior trim, from April 2012 to December 2019. From 2007 to 2012, Mr. Richardville served as Vice President and Global Corporate Controller for IAC. Prior to joining IAC, Mr. Richardville held various finance positions with Lear Corporation, Wesley Industries, Inc., MSX International, Inc. and Hayes Lemmerz International Inc. from 1999 to 2007.
Jay Goldbaum. Mr. Goldbaum is currently our General Counsel since November 2017, Chief Compliance Officer and Corporate Secretary. Mr. Goldbaum served as Legal Director, Chief Compliance Officer and Corporate Secretary since June 30, 2015 in connection with the spin-off from TriMas Corporation (“TriMas”). From January 14, 2015 through June 29, 2015, Mr. Goldbaum served as Vice President, Corporate Secretary and a director of Horizon. Mr. Goldbaum was previously associate general counsel-commercial law for TriMas beginning in January 2014. Mr. Goldbaum joined TriMas in January 2012 and held the position of legal counsel. Before joining TriMas, Mr. Goldbaum was an associate in the corporate and litigation practice groups at the law firm of Jaffe, Raitt, Heuer & Weiss, P.C. from September 2007 to August 2011.

Matthew J. Meyer. Mr. Meyer was appointed Chief Accounting Officer on December 12, 2019. Mr. Meyer also held the role of principal financial officer from March 3, 2020 until March 16, 2020. Mr. Meyer was previously Corporate Controller for Horizon Global since November 2018. Prior to joining the Company, Mr. Meyer, served in a variety of management positions for Joyson Safety Systems, a global leader in mobility safety providing safety-critical components, systems and technology to automotive and non-automotive markets, from December 2015 to November 2018, and ultimately served as Corporate Controller. From January 2015 to December 2015, Meyer served as Director, Accounting and Reporting for Federal-Mogul Holdings Corporation, a developer, manufacturer and supplier of products for automotive, commercial, aerospace, marine, rail and off-road vehicles; and industrial, agricultural and power-generation applications (“Federal-Mogul”). Prior to his position with Federal-Mogul, from September 2011 to January 2015, Mr. Meyer served in a variety of management positions of increasing responsibility, ultimately serving as Compliance Director for Kelly Services Inc., a global leader in providing workforce solutions, including outsourcing and consulting services. Meyer also served in a variety of positions leading up to an Audit Manager position with KPMG, LLP, a global network of professional firms providing audit, tax and advisory services, from January 2007 to September 2011.
Matthew T. Pollick. Mr. Pollick is currently our Chief Operating Office since November 11, 2019. Prior to joining the Company, Mr. Pollick, served as Executive Vice President of Industrial Management for Gestamp North America, a company dedicated to the design, development and manufacture of metal automotive components, from September 2016 to November 2019. From April 2014 to September 2016, Mr. Pollick was a General Manager of Bowling Green Metalforming, a subsidiary of Magna International, a leading global automotive mobility technology and automotive parts supplier (“Magna”). Prior to joining Magna, from April 2002 to April 2014, Matt held roles of increasing responsibility at Tower International, a leading manufacturer of engineered automotive structural metal components and assemblies, ultimately serving as its Director of Operations.
James F. Sistek. Mr. Sistek is currently our Chief Administrative Officer since December 9, 2019. Prior to joining the Company, Mr. Sistek served as Senior Vice President Business Operations for Superior Industries International, Inc. (“Superior”), a Tier 1 automotive supplier of aluminum wheels, from August 2014 to January 2019. During his tenure at Superior, Mr. Sistek was directly responsible for product development and launch, supply chain and logistics, quality, information technology and served as the executive lead on a corporate-wide overhaul of the operating model. From January 2013 to August 2014, Mr. Sistek served as President and Founder of Infologic, Inc. (“Infologic”), a consulting services company specializing in the optimization of business operations, where he streamlined business processes, supported program development and launch programs, and provided complete technology assessments for Tier 1 suppliers and IT service providers. Prior to forming Infologic, from October 2005 to January 2013, Mr. Sistek held various leadership positions at Visteon Corporation, a global automotive electronics supplier, ultimately serving as Vice President Shared Services and Chief Information Officer from 2009 to 2013.
Director Compensation
The Compensation Committee is responsible for reviewing director compensation and making recommendations to the Board with respect to that compensation, as appropriate. The 2019 director compensation program is described below. On April 16, 2019, the Board approved changes to the director compensation program to place a greater emphasis on equity-based compensation. The Compensation Committee and Board believe that independent directors should receive a compensation package that is primarily comprised of equity awards. A predominantly equity-based compensation package is intended to align the interests of our independent directors with those of our stockholders and reward our directors based on the financial performance of the Company. The Compensation Committee and Board believe that this compensation structure provides incentive for directors to continue to serve on the Board and would be viewed favorably by new directors with outstanding qualifications.
Annual Cash Retainer and Meeting Fees. Prior to April 16, 2019, each independent director’s compensation package included an annual cash retainer of $80,000 (the “Annual Cash Retainer”). The chair of the Board and the chairs of each of the Audit, Compensation and Governance Committees were paid an additional annual cash retainer in the amounts of $50,000, $15,000, $10,000 and $5,000, respectively (each, an “Annual Chair Retainer”). The Annual Cash Retainer and Annual Chair Retainer described above were prorated to reflect any partial year of service. Additionally, prior to April 16, 2019, each director was paid $1,000 per Board or committee meeting attended (the “Per Meeting Fees”).
Effective April 16, 2019, the Board eliminated the Annual Cash Retainer and the Per Meeting Fees. The chair of the Board and the chairs of each of the Audit, Compensation and Governance Committees continued to be paid, quarterly in arrears, an Annual Chair Retainer in the amounts of $50,000, $15,000, $10,000 and $5,000, respectively, in cash. Directors who are also employees of the Company are not paid any additional compensation for serving as directors.
Equity Compensation. Prior to April 16, 2019, each independent director’s compensation package included an annual grant of restricted stock units with a grant date fair market value of $80,000, with each grant generally subject to such director’s continued service on the Board, and a vesting period of one year.

Effective April 16, 2019, simultaneously with the elimination of the Annual Cash Retainer and the Per Meeting Fees, the Board approved an increase to each director’s annual grant of restricted stock units. Each independent director received an annual grant of restricted stock units with a grant date fair market value of $160,000, with each grant generally subject to such director’s continued service on the Board, and a vesting period of one year. In addition, on September 10, 2019, Mr. Kennedy, the Chair of the Board, received an additional grant of restricted stock units in recognition of his extraordinary efforts as the Chair of the Board, including in connection with the sale of the Company’s Asia Pacific (“APAC”) operating segment. These additional restricted stock units have a grant date fair market value of $125,000, and are generally subject to Mr. Kennedy’s continued service on the Board, and a vesting period of one year. Directors who are also employees of the Company do not receive any additional equity compensation for serving as directors.
Director Stock Ownership. Under the stock ownership guidelines in effect prior to April 16, 2019 (the “Prior Ownership Guidelines”), independent directors were required to own, within five years after initial election to the Board as an independent director, shares of Common Stock having a value equal to or greater than three times their Annual Cash Retainer (excluding Annual Chair Retainers). Unrestricted stock, time-based restricted stock, time-based restricted stock units and vested in-the-money options are (or would be) counted toward fulfillment of this ownership requirement. New independent directors had five years from the time they were elected to the Board to meet the Prior Ownership Guidelines.
Effective April 16, 2019, the Board approved amendments to the stock ownership guidelines for our independent directors (the “Amended Ownership Guidelines”). Subject to terms contained in the Amended Ownership Guidelines, independent directors are required to hold shares of Common Stock having a value greater than or equal to $250,000 within five years after election to the Board as an independent director. If an independent director does not meet the Amended Ownership Guidelines, the Compensation Committee may consider such fact when determining the grant of future equity awards to such director.
All independent directors are within the five-year window to meet the Amended Ownership Guidelines.
Indemnification. The Company has entered into indemnification agreements with each of its directors. These agreements require the Company to indemnify such individuals for certain liabilities to which they may become subject as a result of their affiliation with the Company.
Other. The Company reimburses all directors for reasonable travel expenses incurred when attending Board and committee meetings. The Company does not provide any perquisites to directors. In 2018, the Board approved a Non-Employee Director Deferred Compensation Plan, pursuant to which independent directors may defer cash or equity compensation (the “Deferred Compensation Plan”). No independent directors participated in the Deferred Compensation Plan during 2019.
2019 Director Compensation Table

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Total ($)
Richard L. DeVore(3)	$31,750	$—	$31,750
Frederick A. Henderson	$11,250	$160,000	$171,250
Denise Ilitch(3)	$42,750	$160,000	$202,750
John C. Kennedy	$37,500	$285,002	$322,502
Scott G. Kunselman(3)	$32,500	$—	$32,500
Ryan L. Langdon(4)	$—	$160,000	$160,000
Brett N. Milgrim	$—	$160,000	$160,000
David A. Roberts	$29,000	$160,000	$189,000
Richard D. Siebert(3)	$31,250	$—	$31,250
Maximiliane C. Straub	$29,000	$—	$29,000
Mark D. Weber	$1,250	$160,000	$161,250
Harry J. Wilson	$—	$160,000	$160,000
_______________________________________

(1)	Messrs. Henderson, Kennedy, Langdon, Milgrim, Weber, and Wilson were appointed April 3, 2019, and Messrs. DeVore, Kunselman and Siebert and Ms. Straub resigned April 2, 2019.

(2)
The amounts in this column reflect the grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”) of the restricted stock unit awards made to our non-employee directors during 2019. Messrs. Henderson, Kennedy, Langdon, Milgrim, Roberts, Weber, and Wilson and Ms. Ilitch each received 44,199 restricted stock units effective on May 15, 2019. Mr.

Kennedy received an additional 27,840 restricted stock units effective September 10, 2019. These awards were granted under the Company’s Amended and Restated 2015 Equity and Incentive Compensation Plan (the “Amended 2015 Plan”).

(2)
Messrs. DeVore, Kunselman and Siebert and Ms Straub resigned April 2, 2019, and each had the vesting of their outstanding 14,035 restricted stock units accelerated to such date. Ms. Ilitch resigned from the Board effective July 22, 2019, resulting in the cancellation of 44,199 unvested restricted stock units.

(3)	Mr. Langdon assigned his restricted stock units to Newport Global Advisors LP.
As of December 31, 2019, there were 44,199 restricted stock units outstanding for each of Messrs. Henderson, Langdon, Milgrim, Roberts, Weber, Wilson, and 72,039 restricted stock units outstanding for Mr. Kennedy.
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
A copy of the Company’s committee charters, Governance Guidelines and The Spirit and The Letter will be sent to any stockholder, without charge, upon written request sent to the Company’s executive offices: Horizon Global Corporation, Attention: General Counsel, Chief Compliance Officer and Corporate Secretary, 47912 Halyard Drive, Suite 100, Plymouth, Michigan 48170.
Item 11. Executive Compensation
Introduction
As an emerging growth company under the Jumpstart Our Business Startups (JOBS) Act of 2012, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” which rules require compensation disclosure for each person serving as our principal executive officer during the last completed fiscal year, the two most highly compensated executive officers (other than our principal executive officer) serving as executive officers at the end of the last completed fiscal year, and up to two additional individuals who would have been among such two most highly compensated executive officers other than the principal executive officer but for the fact that they were not serving as executive officers at the end of the last completed fiscal year.
Leadership Transition
The Company continued to experience significant executive management transition in 2019. Carl S. Bizon served as President, Chief Executive Officer, from October 29, 2018 to September 23, 2019. Effective September 23, 2019, Mr. Terrence G. Gohl became President and Chief Executive Officer, replacing Mr. Bizon.
On February 18, 2019, Barry G. Steele became Chief Financial Officer, replacing Brian Whittman, who had been serving as Interim Chief Financial Officer since November 9, 2018. Mr. Steele served as Chief Financial Officer until June 10, 2019. Effective June 10, 2019, Jamie G. Pierson became Chief Financial Officer, replacing Mr. Steele. Mr. Pierson served as Chief Financial Officer until December 13, 2019, at which time Richard J. Jok became interim Chief Financial Officer.
On November 11, 2019, Matthew T. Pollick became Chief Operating Officer. On December 9, 2019, James F. Sistek became Chief Administrative Officer. On December 13, 2019, Matthew J. Meyer became Chief Accounting Officer.
On March 3, 2020, Matthew J. Meyer was also designated Principal Financial Officer of the Company, replacing Mr. Jok in this role. Mr. Jok served as interim Chief Financial Officer, and Mr. Meyer as Principal Financial Officer, until March 16, 2020, at which time Dennis E. Richardville became Chief Financial Officer and Principal Financial Officer of the Company.  On March 16, 2020, Mr. Meyer continued in his role as Chief Accounting Officer and Mr. Jok returned to his role as Vice President, Financial Planning and Analysis.
This section provides information about the executive compensation program in place for the Company’s 2019 named executive officers (or NEOs), who are:

▪	Terrence G. Gohl - President and Chief Executive Officer;

▪	Carl Bizon - former President and Chief Executive Officer;

▪	Jay Goldbaum - General Counsel, Chief Compliance Officer and Corporate Secretary;

▪	Matthew J. Meyer - Chief Accounting Officer;

▪	Jamie G. Pierson - former Chief Financial Officer; and

▪	Barry G. Steele - former Chief Financial Officer;

2019 Summary Compensation Table
The following table sets forth compensation information for 2018 and 2019, as applicable, for our NEOs:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	All Other Compensation	Total
		($)	($) (1)	($) (2)	($)	($)	($) (3)	($)
Terrence Gohl, President and Chief Executive Officer (1)	2019	162,500	—	719,250	—	—	31,188	912,938
Carl Bizon, former President and Chief Executive Officer	2019	511,269	840,752	1,859,999	—	—	1,828,276	5,040,296
	2018	392,826	225,000	313,838	—	—	261,274	1,192,938
Jay Goldbaum, General Counsel, Chief Compliance Officer and Corporate Secretary	2019	280,000	420,376	864,380	—	—	42,248	1,607,004
	2018	280,000	—	125,992	—	14,792	42,027	462,811
Matthew Meyer, Chief Accounting Officer	2019	219,231	73,566	136,568	—	—	7,229	436,594
Jamie Pierson, former Chief Financial Officer (2)	2019	259,615	420,376	1,170,375	—	—	24,099	1,874,465
Barry Steele, former Chief Financial Officer (3)	2019	136,923	—	450,000	—	—	7,591	594,514
_______________________________

(1)
Amounts in this column for 2019 represent discretionary cash bonuses for NEOs that were approved by the Compensation Committee on September 18, 2019 in recognition of the Company’s successful completion of the sale of the Company’s Asia Pacific (APAC) operating segment, and the valuable contributions provided by each of the NEOs above and beyond normal time and effort in helping to achieve the Company’s goals, objectives, and milestones for 2019.

(2)
All 2019 awards in this column relate to service-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) granted under the Amended 2015 Plan, which amounts were calculated based on aggregate grant date fair value in accordance with FASB ASC Topic 718. PSU award values are reported as follows:

•
With respect to PSUs granted on March 19, 2019 the values reported in the table above represent the probable outcome of the performance conditions ($300,000, $98,000, $21,000 and $150,000 for Messrs. Bizon, Goldbaum, Meyer and Steele, respectively). Assuming that the highest level of performance of the applicable performance conditions is achieved, the grant date fair value of the March 9, 2019 PSUs would be as follows: $600,000 for Mr. Bizon, $196,000 for Mr. Goldbaum, $42,000 for Mr. Meyer and $300,000 for Mr. Steele.

•
With respect to PSUs granted on June 6, 2019, the values reported in the table above represent the probable outcome of the applicable performance conditions ($320,000 and $50,000 for Messrs. Bizon and Goldbaum, respectively). Assuming that the highest level of performance of the applicable performance conditions is achieved, the grant date fair value of the June 6, 2019 PSUs would be as follows: $640,000 for Mr. Bizon and $100,000 for Mr. Goldbaum.

•
With respect to the PSUs granted to Mr. Pierson on June 10, 2019, the value reported in the table above represents the probable outcome of the performance conditions ($250,000). Assuming that the highest level of performance of the applicable performance conditions is achieved, the grant date fair value would be $500,000.

•
With respect to the PSUs granted to Mr. Gohl on September 23, 2019, the value reported in the table above represents the probable outcome of the performance conditions ($411,000). Assuming that the highest level of performance of the applicable performance conditions is achieved, the grant date fair value of these September 23, 2019 PSUs would be $719,250.

Per the terms of the applicable grant agreements, Messrs. Pierson and Steele forfeited all stock awards at the time of their respective resignations. As part of Mr. Bizon’s severance arrangement, his outstanding awards were later pro-rated based on the abbreviated employment period. For more information regarding these awards, see “2019 Long-Term Incentive Program” below.

(3)
This column includes flexible cash allowances, Company contributions to retirement and 401(k) plans, Company payment of supplemental long-term disability coverage payments, Company payment for executive physicals, severance, and other compensation for the NEOs (including relocation-related benefits for Mr. Bizon specifically, for 2019, as follows: (A) Messrs. Gohl, Bizon, and Goldbaum each received a flexible cash allowance in the amount of $12,500, $3,750, and $25,000, respectively; (B) Messrs. Gohl, Bizon, Goldbaum, Meyer, Pierson, and Steele each received $8,938, $17,006, $9,200,

$7,125, $14,351, and $5,477, respectively, for Company contributions to the 401(k) plans; (C) Messrs. Gohl, Bizon, Goldbaum, Meyer, Pierson, and Steele each received Company contributions for the executive retirement program in the amount of $9,750, $20,475, $5,600, $104, $8,846, and $1,846 respectively; (D) Messrs. Bizon, Goldbaum, Pierson, and Steele each received Company premium payments for supplemental long-term disability coverage in the amount of $4,239, $2,448, $902 and $268, respectively; (E) Mr. Bizon received employment-related payments consisting of (1) housing benefits of $61,360, (2) a company car benefit of $17,956, (3) tax assistance of $228,238, and (4) a tax preparation benefit of $1,000; (F) as part of his severance arrangement, Mr. Bizon accrued severance compensation and benefits consisting of (in addition to pro-rata vesting of equity awards described below and payment of accrued benefits) cash severance of $1,417,500 and health care coverage reimbursements of $6,752; and (G) in connection with his severance arrangement, Mr. Bizon received the Company assistance related to his relocation from the United States to Australia in the form of a moving allowance of $50,000.
Overview of Key 2019 Program Elements
The main elements of the Company’s 2019 compensation structure for our NEOs, and a description of each element are provided below:

Element	Nature	Description
Base Salary	Fixed	Fixed compensation component payable in cash; reviewed annually and subject to adjustment
Short-Term Incentive (“STI”) Compensation Plan Awards	Variable	STI paid in cash based on performance against annually established goals
Long-Term Incentive (“LTI”) Plan Awards	Variable	LTI equity awards include service and performance-based stock units
Retirement and Welfare Benefits	Fixed	Retirement plans, health care and insurance benefits
Perquisites and Personal Benefits	Fixed	Flexible cash allowance, supplemental long-term disability coverage, relocation benefits, and executive physicals
Hire/Interim Role Bonuses	Variable	Reasonable compensation for recruiting executives and retaining during interim roles
Severance Compensation	Fixed	Reasonable and market-competitive severance protection designed to attract and retain executive talent
Key 2019 Named Executive Officer Compensation Components and Decisions
A description of the material elements of the 2019 executive compensation program for our NEOs, is provided in the following paragraphs.
2019 Base Salary
Base salaries for our NEOs are generally established based on the scope of their responsibilities, prior relevant experience and skills, and competitive market pay levels. For 2019, the Compensation Committee considered whether to grant merit increases and/or merit-based adjustments to certain of the Company’s NEOs. In doing so, it considered several factors consisting of individual responsibilities, Company and individual performance, experience and alignment with market levels. The table below reflects the 2019 base salary rates for our NEOs.

Base Salary Rate
Name
Terrence G. Gohl	$650,000
Carl S. Bizon	$630,000
Jay Goldbaum	$280,000
Matthew J. Meyer	$225,000
Jamie G. Pierson	$500,000
Barry G. Steele	$400,000
Messrs. Bizon and Goldbaum did not receive a base salary increase in 2019. Mr. Meyer received an increase in base salary from $210,000 to $225,000 on May 13, 2019. The remaining NEOs were newly hired in 2019.
2019 Short-Term Incentive Compensation Plan
Target Awards
2019 STI target award opportunities were provided to our NEOs during 2019. Each of our participating NEOs received a 2019 STI target award opportunity that was expressed as a percentage of base salary.

The participating NEOs’ 2019 STI target award opportunities were initially established by the Compensation Committee and based on financial performance metrics and targets for 2019 at the Company-wide level (the “Financial Performance Measures”). Depending on the performance results achieved, the participating NEOs’ actual awards generally could vary as a percent of target from 0% to a maximum of 200%.
In July 2019, the Compensation Committee amended the 2019 STI program to modify the goals for the Financial Performance Measures and the target payouts for the NEOs, except that it did not amend the target payout for Mr. Steele, who left the Company in June 2019. Mr. Gohl, who joined the Company in September 2019, was not eligible for a 2019 STI award.
The initial and amended 2019 STI target awards for the NEOs are shown in the following chart:

Name	Initial 2019 Target STI Award Amount	Initial Target Award as a % of Base Salary	Amended 2019 Target STI Award Amount	Amended Target Award as a % of Base Salary
Carl Bizon	$630,000	100.0%	$315,000	50.0%
Jay Goldbaum	$140,000	50.0%	$70,000	25.0%
Matthew Meyer	$67,500	30.0%	$33,750	15.0%
Jamie Pierson	$500,000	100.0%	$250,000	50.0%
Barry Steele	$240,000	40.0%	N/A	N/A
Financial Performance Measures
The Financial Performance Measures consisted of the following metrics:

▪
Recurring Operating Profit Margin - 40%. This metric provides for rewards based on the Company’s performance in consolidated recurring operating profit margin. For purposes of this computation, recurring operating profit margin means earnings before interest, taxes and other income/expense, excluding certain non-recurring charges (cash and non-cash) associated with business restructuring, cost savings projects and asset impairments (recurring operating profit), as a percentage of sales.

▪
Free Cash Flow - 60%. This metric provides for rewards based on the Company’s recurring cash flow, which is the sum of the Company’s recurring operating profit (defined above), adjusted (1) up or down for other income/expense, (2) up or down for changes in working capital, (3) upward for depreciation and amortization, and (4) downward for capital expenditures, cash interest and cash taxes.

The initial Financial Performance Measures established for the 2019 STI awards were as follows:

		Target Performance
Financial Performance Measure	Weighting	Threshold (50% Payout)	Target (100% Payout)	Maximum (200% Payout)

Recurring Operating Profit	40.0%	$25,160	$31,450	$37,740
Recurring Cash Flow	60.0%	$18,400	$23,000	$27,600
Total	100.0%
The amended Financial Performance Measures used for the 1029 STI awards and actual achievements were as follows:

		Target Performance
Financial Performance Measure	Weighting	Threshold (20% Payout)	Target (50% Payout)	Maximum (100% Payout)	Actual Performance	Percentage of Incentive Earned
		(dollars in thousands)
Recurring Operating Profit	40.0%	$15,096	$18,870	$22,644	$(35,216)	0%
Recurring Cash Flow	60.0%	$8,336	$10,420	$12,504	$(15,114)	0%
Total	100.0%
Award Determination
On March 3, 2020, the Compensation Committee determined the degree to which the STI goals for the 2019 performance period were achieved, which actual results are highlighted in the table above for the Financial Performance Measures.

As a result, our NEOs did not receive STI award payouts for the 2019 performance period (outlined in the chart below) (and none of our departed NEOs received any STI award payouts for the 2019 performance period):

Name	Target STI Award as a % of Base Salary	Target STI Award Amount	Actual STI Award Earned (%)	STI Award Amount Earned
Jay Goldbaum	50.0%	$140,000	0%	$0
Matthew Meyer	30.0%	$67,500	0%	$0
2019 Long-Term Incentive Program
On March 19, 2019, the Compensation Committee granted regular annual LTI awards to Messrs. Bizon, Goldbaum, Meyer and Steele in order to promote the achievement of the Company’s financial goals (the “2019 LTI Awards”). The regular annual 2019 LTI Awards for Messrs. Bizon, Goldbaum, Meyer and Steele, which consisted of RSUs and target grants of PSUs are summarized in the chart below.

Name	Service-Based RSUs Granted in 2019	Target PSUs Granted in 2019	Total Target 2019 LTI Award Amount	Total Target 2019 LTI Award Amount as Percent of Salary
Carl Bizon(1)	$300,000	300,000	$600,000	95.2%
Jay Goldbaum(2)	$98,000	$98,000	$196,000	70.0%
Matthew Meyer(2)	$21,000	$21,000	$42,000	18.7%
Barry Steele(3)	$150,000	$150,000	$300,000	75.0%
_____________________________

(1)
Mr. Bizon’s grant payouts are or were subject to pro-ration based on his severance of employment with the Company in 2019. The service-based restricted stock units were settled in shares on April 7, 2020. Pro-rated PSUs are eligible for future vesting to the extent the performance metrics are met.

(2)
Messrs. Bizon, Goldbaum, Meyer and Steele’s service-based restricted stock unit awards are or were generally scheduled to vest ratably on March 19, 2020, March 19, 2021, and March 19, 2022, respectively.

(3)	Pursuant to the terms of the grant agreement, all LTI awards for Mr. Steele were forfeited at time of resignation.

The target PSU awards for Messrs. Bizon, Goldbaum, Meyer and Steele were determined based on the applicable dollar amount and the applicable market data input and methodology approved by the Compensation Committee. For the 2019-2021 cycle (began on January 1, 2019 and ends on December 31, 2021), the PSU award is earned based on the achievement of a specified relative total shareholder return (“RTSR”) percentile rank during the applicable performance period. The Compensation Committee approved RTSR as the performance measure and the use of a peer group (consisting of Actuant Corporation, Callaway Golf Company, Dorman Products, Inc., Douglas Dynamics, Inc., Duluth Holdings, Federal Signal Corporation, Gentherm Incorporated, Johnson Outdoors, Inc., Miller Industries, Inc., Modine Manufacturing Company, Nautilus, Inc., Shiloh Industries, Inc., Spartan Motors, Inc., Stoneridge, Inc., Wabash National Corporation and Winnebago Industries, Inc.), as outlined in the following table. If, upon the conclusion of the performance period, RTSR falls between performance levels, straight-line mathematical interpolation will be used to determine the amount of the target PSUs (rounded up to the nearest whole number of PSUs) earned. Based on the degree to which the performance goals are met, any PSUs earned for the 2019-2021 cycle were designed to vest on March 1, 2022.

Percentile in 3-Year RTSR Performance vs. Peer Group	Target PSUs Earned
80th percentile or above	200%
70th percentile	150%
50th percentile	100%
35th percentile	50%
Below 25th percentile	0%
On June 6, 2019, Messrs. Bizon and Goldbaum received incremental service-based RSU awards generally intended to vest ratably (with the first tranche vesting after one year and the remaining tranches vesting on the same schedule as the corresponding tranches for the March 19, 2019 RSU grants) with grant date fair values of $320,000 for Mr. Bizon and $50,000 for Mr. Goldbaum. Additionally, on June 6, 2019, Messrs. Bizon and Goldbaum each received target PSU awards generally subject to the same three-year performance period and terms described above with grant date fair values of $320,000 for Mr. Bizon and $50,000 for Mr. Goldbaum. As part of Mr. Bizon’s severance arrangement, his outstanding awards were later pro-rated based on the abbreviated employment period.

On June 10, 2019, Mr. Pierson received service-based RSU awards generally intended to vest after a one-year period with a grant date fair value of $250,000. On June 10, 2019, Mr. Pierson also received a target PSU award generally subject to the same three-year performance period and terms described above with a grant date fair value of $250,000. On September 19, 2019, Messrs. Goldbaum, Meyer and Pierson each received additional service-based RSU awards generally intended to vest after a one-year period with grant date fair values of $420,377, $73,568 and $420,377, respectively.
On September 23, 2019, Mr. Gohl received 100,000 target PSUs generally subject a three-year performance period beginning on September 23, 2019 and ending on September 23, 2022. This PSU award is earned based on the achievement of stock price performance during the performance period, as shown in the following table:

Performance Level	Ending Stock Price Minus Beginning Stock Price	PSUs Earned
Below Threshold	Less than $0.00	75%
Threshold	$0.00	100%
Target	$1.50	125%
Above Target	$3.00	150%
Maximum	$4.50 or greater	175%
If, upon the conclusion of the performance period, performance falls between performance levels, straight-line mathematical interpolation will be used to determine the amount of the target PSUs (rounded up to the nearest whole number of PSUs) earned.
Award Determinations
On March 2, 2020, the Compensation Committee determined the degree to which the PSUs granted in 2017 for a 2017-2019 performance period were earned. These PSUs could have been earned based on the achievement of a specified RTSR percentile rank during the performance period (which began on January 1, 2017 and ended on December 31, 2019). The Compensation Committee approved RTSR as the performance measure and the use of a previously-disclosed peer group for the performance measurement comparison. If, upon the conclusion of the performance period, RTSR fell between performance levels, straight-line mathematical interpolation would be used to determine the amount of the target PSUs (rounded up to the nearest whole number of PSUs) earned.

Percentile in 3-Year RTSR Performance vs. Peer Group	Target PSUs Earned
80th percentile or above	200%
70th percentile	150%
50th percentile	100%
35th percentile	50%
Below 25th percentile	0%
The Company’s total shareholder return for the 2017-2019 performance period was approximately -86%, which placed the Company below the 25th percentile of its RTSR peer group. Accordingly, no PSUs were earned for the 2017-2019 performance period.
On March 2, 2020, the Compensation Committee determined the degree to which the 2018-2019 average return on invested capital (“ROIC”) metrics for 2018 ROIC cash awards were achieved. For these purposes, average ROIC is determined by dividing (1) adjusted operating profit minus cash taxes paid by (2) the difference between (a) the sum of shareholders’ equity plus debt, minus (b) cash on books. The 2018 ROIC cash awards could have been earned based on ROIC achievement during the performance period (which began on January 1, 2018 and ended on December 31, 2019) as follows (with straight-line mathematical interpolation between performance levels):

Performance Level	ROIC	Percentage Earned
Maximum	15.0%	200%
	14.0%	175%
Above Target	13.0%	150%
	12.0%	125%
Target	11.0%	100%
Below Target	10.5%	75%
Threshold	9.9%	50%
Below Threshold	< 9.9%	0%

For the 2018 ROIC cash awards, the Committee reviewed each year during the performance period separately. In 2018, the Company achieved a ROIC of -3.3%, with participants earning a 0% payout level for this interim period (the “2018 Interim ROIC Cash Achievement Level”). In 2019, the Company achieved a ROIC of -18.4%, with participants earning a 0% payout level for this interim period (the “2019 Interim ROIC Cash Achievement Level”). The actual payout under the 2018-2019 ROIC cash awards was then determined by averaging the 2018 Interim ROIC Cash Achievement Level and the 2019 Interim ROIC Cash Achievement Level. For clarity, no payouts were made during any interim period. As a result, our participating NEO earned the following cash ROIC award for the 2018-2019 performance period (outlined in the chart below):

Name	Target 2018-2019 ROIC Amount	Actual Award Earned (%)	Award Amount Earned
Jay Goldbaum	65,333	$0.0	$0

Bonus Compensation
On September 19, 2019, the Company completed the successful sale of the Company’s Asia Pacific (APAC) business segment. On September 18, 2019, the Compensation Committee approved discretionary cash bonuses for certain of the NEOs in the following amounts: Mr. Bizon; $840,752 (paid pursuant to his separation agreement); Mr. Goldbaum; $420,376; Mr. Meyer, $73,566; and Mr. Pierson $420,376. These bonuses were provided in recognition of the valuable contributions provided by each of the NEOs above and beyond normal time and effort in helping to achieve the Company’s goals, objectives, and milestones for 2019.
Perquisites and Certain All Other Compensation Amounts
The following NEOs were participants in the Company’s Flexible Cash Allowance Policy, pursuant to which Mr. Gohl was entitled to a $50,000 annual allowance paid monthly and received $12,500 in 2019, Mr. Bizon was entitled to an $5,000 annual allowance paid quarterly and received $3,750 in 2019, and Mr. Goldbaum was entitled to and received a $25,000 annual allowance paid quarterly in cash. The Company’s Flexible Cash Allowance Policy is in lieu of other Company provided perquisites, including supplemental universal life insurance, private club membership, and other benefits.
Mr. Bizon received the following employment-related payments for 2019: (1) housing benefits of $61,360; (2) a company car benefit of $17,956; (3) tax assistance of $228,238; and (4) a tax preparation benefit of $1,000.
No Employment Agreements
During 2019, the Company was not a party to any employment contracts with our NEOs.
Stock Ownership Guidelines
Certain senior executives of the Company, including the continuing NEOs are subject to stock ownership guidelines. Under the guidelines, each covered executive is required to hold a number of shares of the Company’s common stock having a market value equal to or greater than a specified multiple of such executive’s base salary, as set forth below:

Name	Multiple
Terrence G. Gohl	5x
Jay Goldbaum	3x
Matthew J. Meyer	3x

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

Due to separation from service, Messrs. Bizon, Pierson and Steele no longer have stock ownership guidelines. Messrs. Gohl, Goldbaum and Meyer have until September 22, 2024, July 1, 2020 and December 13, 2024, respectively, to meet these ownership guidelines.

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
Outstanding Equity Awards at 2019 Fiscal Year-End
The following table provides information about the outstanding share-based equity awards for each of our NEOs as of December 31, 2019:

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Terrence Gohl	9/23/2019(11)	—	—	—	—	—	—	100,000	349,000
Carl Bizon (2)	3/19/2019 (5)	—	—	—	—	—	—	19,444	67,860
	6/6/2019 (5)	—	—	—	—	—	—	11,648	40,652
Jay Goldbaum	8/15/2015	3,194	—	11.02	8/15/2025	—	—	—	—
	10/7/2015	491	—	9.20	10/7/2025	—	—	—	—
	3/1/2016 (6)	5,598	—	10.08	3/1/2026	—	—	—	—
	3/1/2017 (7)	—	—	—	—	1,140	3,978	—	—
	3/1/2017(3)	—	—	—	—	—	—	2,279	7,954
	3/1/2018(9)	—	—	—	—	5,947	20,755	—	—
	3/1/2018(4)	—	—	—	—	—	—	7,929	27,672
	3/19/2019(8)	—	—	—	—	32,667	114,008	—	—
	3/19/2019(5)	—	—	—	—	—	—	32,667	114,008
	6/6/2019(8)	—	—	—	—	15,015	52,402	—	—
	6/6/2019(5)	—	—	—	—	—	—	15,015	52,402
	9/19/2019(10)	—	—	—	—	104,312	364,049	—	—
Matthew Meyer	3/19/2019 (8)	—	—	—	—	7,000	24,430	—	—
	3/19/2019 (5)	—	—	—	—	—	—	7,000	24,430
	9/19/2019 (10)	—	—	—	—	18,255	63,710	—	—
Jamie Pierson	—	—	—	—	—	—	—	—	—
Barry Steele	—	—	—	—	—	—	—	—	—
_______________________________________

(1)

(1)	The market value is based on the Company’s stock price as of December 31, 2019 ($3.49) multiplied by the number of shares or units granted (for PSUs, at 100%).

(2)	Mr. Bizon RSU awards granted on 3/1/2018, 3/19/2019, and 6/6/2019 were vested on a pro-rated basis per the severance agreement and will be distributed on 4/7/2020.

(3)	PSU awards are designed to be earned based on the achievement of specific performance measures over a period that began on January 1, 2017 and ends on December 31, 2019.

(4)	PSU awards are designed to be earned based on the achievement of specific performance measures over a period that began on January 1, 2018 and ends on December 31, 2020.

(5)
PSU awards are designed to be earned on the achievement of specific performance measures over a period that began on January 1, 2019 and ends on December 31, 2021. For more information regarding these PSU awards, see “2019 Long-Term Incentive Program.”

(6)	Stock options for Mr. Goldbaum granted on March 1, 2016 fully vested and became exercisable on March 1, 2019.

(7)	The remaining portion of the March 1, 2017 RSU grant vests or vested in substantially equal installments on March 1, 2020 and March 1, 2021.

(8)	These restricted stock unit awards generally vest ratably on the first three anniversaries of the grant date.

(9)	These restricted stock unit awards generally vest ratably on the four anniversaries of the grant date.

(10)	These restricted stock unit awards generally vest on the first anniversary of the grant date.

(11)	PSU awards are designed to be earned on the achievement of specific performance measures over a period that began on September 23, 2019 and ends on September 23, 2022.

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
Under the terms of the Retirement Program, the Company contributes to each eligible employee’s plan account an amount determined as a percentage of such employee’s eligible compensation. The percentage is based on the employee’s age and for salaried employees and ranges from 1.0% for employees under the age of 30 to 4.5% for employees age 50 and over. Messrs. Gohl, Bizon, and Pierson were eligible for a contribution amount equal to 4.5% of their respective eligible compensation, Mr. Steele was eligible for a contribution amount equal to 4.0% of his respective eligible compensation, and Messrs. Goldbaum and Meyer were eligible for a contribution amount equal to 2.0% of their respective eligible compensation.
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
Other Post-Employment Compensation
The Company maintains an Executive Severance/Change of Control Policy (“Severance Policy”). The Severance Policy covers each of our NEOs, with the Compensation Committee designating Mr. Gohl as a Tier I participant and Messrs. Goldbaum and Meyer as Tier II participants. Prior to his separation from Horizon Global, Mr. Bizon was a Tier I participant. Messrs. Steele and Pierson were each Tier II participants prior to their respective separations from Horizon Global. The Severance Policy provides that the Company will make severance payments to a participant upon the termination of such participant’s employment under certain circumstances. The Severance Policy includes an excise tax “cap” provision, which will operate to reduce the total amount of payments due under the Severance Policy so as to avoid the imposition of excise taxes and the resulting loss of tax deductions to the Company under Section 280G of the Internal Revenue Code. The Severance Policy was amended in November 2018 to (1) reduce the non-change-of-control severance period for Tier I participants from two years to 18 months, (2) reduce the change-of-control severance period for Tier I participants from three years to two years, and (3) reduce the change-of-control severance period for Tier II participants from two years to 18 months. Mr. Goldbaum’s severance protections were not modified by this amendment.
If the Company terminates the employment of an NEO for any reason other than cause, disability or death, or if any NEO terminates his employment with the Company for good reason, (in each case, a “qualifying termination”), the Company will provide such NEO with: (1) one year’s (1.5 years’ for Mr. Gohl) annual base salary; (2) the value of STI payments equal to one year’s (1.5 years’ for Mr. Gohl) payout at his target level in effect at the date of termination (generally paid in equal installments over one or 1.5 years, as applicable); (3) the value of any STI payment that has been declared for the NEO but not paid; (4) the NEO’s pro-rated STI for the year of termination through the date of termination based on his target level and actual full-year performance; (5) immediate vesting upon the termination date of a pro-rata portion of equity awards granted under the Amended 2015 Plan through the termination date (for performance-based equity awards, based on actual performance); (6) executive level outplacement services for up to 12 months; and (7) continued medical benefits for up to 12 months (18 months for Mr. Gohl) following the termination date.
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

In the case of a qualifying termination of an NEO’s employment with the Company within two years of a change-of-control (as defined below), then, in place of any other severance payments or benefits, the Company will provide such NEO with: (1) a payment equal to 1.5 years’ months (2 years’ for Messrs. Gohl and Goldbaum) of his base salary rate in effect at the date of termination; (2) the value of 1.5 years’ (2 years’ for Messrs. Gohl and Goldbaum) STI payouts at his target level in effect at the date of termination; (3) the value of any STI payment that has been declared for the NEO but not paid; (4) the NEO’s pro-rated STI payout for the year of termination through the date of termination based on his target level and actual full-year performance; (5) immediate vesting upon the termination date of all unvested and outstanding time-based vesting equity awards; (6) immediate vesting upon the termination date of all unvested and outstanding performance-based equity awards based on target performance; (7) executive level outplacement services for up to 12 months; and (8) continued medical benefits for up to 18 months (24 months for Messrs. Gohl and Goldbaum) following the termination date. Certain of such payments would be made in installments in certain circumstances if necessary to comply with Code Section 409A.

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
Mr. Bizon became entitled to benefits and compensation under the Severance Policy in connection with his departure from the Company during 2019. Specifically, in addition to certain accrued benefits, Mr. Bizon was entitled to cash severance equaling $1,417,500, his earned cash bonus of $840,752 for the successful sale of the Company’s APAC business segment, health care coverage reimbursements of $6,752, and a moving allowance of $50,000. In addition to certain accrued benefits, the unvested serviced-based restricted stock units held by Mr. Bizon vested on a pro-rata basis upon termination (valued at $87,787). PSUs and ROIC cash awards held by Mr. Bizon at the time of termination remained eligible to vest on a pro-rata basis based on actual performance for the full performance period.
In connection with their departures from the Company, Messrs. Pierson and Steele did not receive any enhanced benefits or payments.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (2)
Equity compensation plans approved by security holders	1,405,822	$10.52	2,303,097
Equity compensation plans not approved by security holders	—	$—	—
TOTAL:	1,405,822	$10.52	2,303,097
________________________________________

(1)	The weighted-average exercise price relates to outstanding stock options only. The Company’s restricted stock unit awards have no exercise price.

(2)
As of December 31, 201, includes 2,303,097 shares available for future issuance under the Amended 2015 Plan, all of which may be issued for awards other than stock options, restricted stock units or stock appreciation rights.

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

The percentages of Common Stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares, (1) voting power, which includes the power to vote or to direct the voting of the security, (2) investment power, which includes the power to dispose of or to direct the disposition of the security, or (3) rights to acquire Common Stock that are currently exercisable or convertible, or will become exercisable or convertible within 60 days of the April 27, 2020. Except as indicated in the footnotes to this table, each beneficial owner named in the following table has sole voting and sole investment power with respect to all shares beneficially owned. As of the April 27, 2020, the Company had 25,472,434 shares outstanding.

	Shares Beneficially Owned
Name and Beneficial Owner	Number	Percentage
T. Rowe Price Associates, Inc.(1) 100 E. Pratt Street, Baltimore MD 21202	4,697,027	18.44%
Atlas Capital Resources II LP(2) 100 Northfield Street, Greenwich, CT 06830	2,473,904	9.71%
Royce & Associates, LP(3) 745 Fifth Avenue, New York, NY 10151	1,806,153	7.09%
Corre Partners Management, LLC(4) 12 East 49th Street, 40th Floor, New York, NY 10017	6,731,982	22.68%
Carl S. Bizon(5)	81,477	0.32%
Jay Goldbaum(6)	109,027	0.43%
Terrence G. Gohl	7,000	0.03%
Frederick A. “Fritz” Henderson	98,899	0.39%
John C. Kennedy(7)	1,205,039	4.67%
Ryan L. Langdon(8)	1,669,698	6.34%
Matthew J. Meyer	7,333	0.03%
Brett N. Milgrim	44,199	0.17%
Debra S. Oler	—	0.00%
Jamie G. Pierson(9)	—	0.00%
Matthew T. Pollick	5,000	0.02%
Dennis E. Richardville	—	0.00%
David A. Roberts	61,074	0.24%
James F. Sistek	—	0.00%
Barry G. Steele(10)	—	0.00%
Mark D. Weber	44,199	0.17%
Harry J. Wilson	1,279,511	5.01%
All executive officers and directors as a group (14 persons) (11)
_______________________________________

(1)
Information contained in the columns above and this footnote is based on a report on Schedule 13G/A filed with the SEC on February 14, 2020 jointly by T. Rowe Price Associates, Inc. (“T. Rowe Price”), and T. Rowe Price Small-Cap Value Fund, Inc. (“T. Rowe Fund”). As of December 31, 2019, T. Rowe Price had sole voting power with respect to 1,047,117 shares of Common Stock, and sole dispositive power with respect to 4,697,027 shares of Common Stock; and T. Rowe Fund had sole voting power with respect to 3,579,190 shares of Common Stock.

(2)
Information contained in the columns above and this footnote is based on a report on Schedule 13D/A filed with the SEC on December 20, 2019 jointly by (i) Atlas Capital Resources II LP (“Atlas Capital”); (ii) Lapetus Capital II LLC (“Lapetus Capital”); (iii) Atlas Capital GP II LP (“Atlas GP II”); (iv) Atlas Capital Resources GP II LLC (“Atlas Capital LLC”); (v) Mr. Andrew M. Bursky; and (vi) Mr. Timothy J. Fazio (each, a “Atlas Reporting Person” and collectively, the “Atlas Reporting Persons”). As of December 18, 2019, the Atlas Reporting Persons, specifically Atlas Capital, Lapetus Capital, Atlas GP II, Atlas Capital LLC, Mr. Bursky and Mr. Fazio had shared voting power with respect to 2,473,904 shares of Common Stock; and shared dispositive power with respect to 2,473,904 shares of Common Stock.

(3)
Information contained in the columns above and this footnote is based on a report on Schedule 13G filed by Royce Associates, LP (“Royce”) with the SEC on January 21, 2020. As of December 31, 2019, Royce had sole voting power and sole dispositive power with respect to 1,806,153 shares of Common Stock.

(4)
Information contained in the columns above and this footnote is based on a report on Schedule 13D/A filed with the SEC on March 22, 2019 jointly by (i) Corre Opportunities by Qualified Master Fund, LP (the “Fund”); (ii) Corre Partners Advisors, LLC (the “General Partner”), which serves as the general partner of the Fund; (iii) Corre Partners Management, LLC (the “Investment Adviser”), which has been delegated investment authority over the assets of the Fund by the General Partner; (iv) Mr. John Barrett, who serves as a managing member of the General Partner and the Investment Adviser; and (v) Mr. Eric Soderlund, who serves as a managing member of the General Partner and the Investment Adviser (each, a “Corre Reporting Person” and collectively, the “Corre Reporting Persons”). As of March 22, 2019, (i) the Fund may be deemed to be the beneficial owner of 1,802,958 Shares, consisting of 1,788,801 shares of Common Stock and 14,157 shares of Common Stock issuable upon conversion of certain notes and warrants of the Company held by the Fund, and (ii) each of the General Partner, the Investment Adviser, Mr. Barrett and Mr. Soderlund may be deemed to be the beneficial owner of 2,519,454 shares of Common Stock, consisting of 2,505,297 shares of Common Stock and 14,157 shares of Common Stock issuable upon conversion of certain notes and warrants of the Company held by the Corre Reporting Persons. The Fund had shared voting power with respect to 1,802,958 shares of Common Stock; and shared dispositive power with respect to 1,802,958 shares of Common Stock. The General Partner, the Investment Adviser, Mr. Barrett and Mr. Soderlund had shared voting power with respect to 2,519,454 shares of Common Stock; and shared dispositive power with respect to 2,519,454 shares of Common Stock. The amount does not include shares of Common Stock underlying convertible senior notes and Warrants held by the Corre Reporting Persons, which subject to limitations on the right to convert and exercise, respectively, to the extent that after giving effect to such issuance after conversion or exercise, the Corre Reporting Persons (together with the Corre Reporting Persons’

affiliates), would, when aggregated with all other shares of Common Stock beneficially owned by such Corre Reporting Persons at such time, beneficially own shares of Common Stock in excess of 9.99% of the number of shares of Common Stock outstanding (measured after giving effect to the issuance of shares of Common Stock issuable upon conversion of the convertible senior notes or exercise of the Warrants, as applicable).

(5)	The number set forth in the table is based on the total reported as of Mr. Bizon’s termination date on September 20, 2019, and includes 43,902 RSUs which vested April 7, 2020.

(6)	The number set forth in the table includes 9,283 exercisable options.

(7)	The number set forth in the table includes warrants to purchase 278,283 shares of Common Stock.

(8)	The number set forth in the table includes warrants to purchase Common Stock owned by Newport Global Advisers LP.

(9)	Pursuant to the terms of the Plan, Mr. Pierson’s RSUs were forfeited upon his resignation date on December 12, 2019.

(10)	Pursuant to the terms of the Plan, Mr. Steele’s RSUs were forfeited upon his resignation date on February 8, 2019.

(11)
With the exception of Messrs. Kennedy, Langdon and Wilson, each director and NEO beneficially owns less than one percent of the outstanding shares of the Common Stock. Messrs. Bizon, Pierson and Steele are not included in this group.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Director Independence
The Company’s Board has determined, after considering all of the relevant facts and circumstances, that Ms. Oler and Messrs. Henderson, Kennedy, Langdon, Milgrim, Roberts, Weber and Wilson are, and Messrs. Devore, Kunselman and Siebert and Mses. Ilitch and Straub, who served as directors during 2019, were, “independent” from management in accordance with the NYSE listing standards and the Company’s Corporate Governance Guidelines (the “Governance Guidelines”). To be considered independent, the Board must determine that a director does not have any direct or indirect material relationships with the Company and must meet the criteria for independence set forth in the Company’s Governance Guidelines.
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
Pursuant to the written charter of the Governance Committee and the written Governance Guidelines, members of the Board must properly notify the President and Chief Executive Officer and the Chair of the Governance Committee if any actual or potential conflict of interest arises between the Board and such member. After notification, the Governance Committee will evaluate the matter and provide a recommenation for resolution to the Board. The Board, taking into account the recommendation of the Governance Committee, will resolve the matter in the best interest of the Company.
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

Additionally in connection with the closing of the Second Lien Facility, the Company issued the Corre Lenders an aggregate of 90,667 shares of Series A preferred stock (“Series A Preferred Stock”) with a liquidation value of $100 per share. The shares of Series A Preferred Stock were entitled to cumulative dividends, at a rate of eighteen percent per annum, if and when declared by the Board. The Series A Preferred Stock was non-voting. In the event of any liquidation of the Company, each Series A Preferred Stock holder would have been entitled to, prior and in preference to any other distribution, two times the liquidation value per share plus all accrued but unpaid dividends. Upon the receipt of the approval of the Company’s stockholders at the Company’s annual meeting of stockholders held on June 25, 2019, the shares of Series A Preferred Stock converted into warrants to purchase an additional 2,952,248 shares of Common Stock, including warrants issuable based upon the amount of accrued and unpaid dividends at the time of such approval.

The warrants issued to the Corre Lenders contain a provision that restricts the ability of each Corre Lender to exercise its warrant to the extent that after giving effect to such exercise and issuance, such Corre Lender (together with its affiliates, such as the other Corre Lenders, and any other persons acting as a group together with such Corre Lender or any of its affiliates) would beneficially own more than 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon exercise of such warrant.
Item 14. Principal Accountant Fees and Services
The Audit Committee has appointed Deloitte as the independent registered public accounting firm to audit the Company’s consolidated financial statements for the fiscal year ending December 31, 2020. Deloitte was engaged as our independent registered public accounting firm for the fiscal year ended December 31, 2019.
Fees Paid to Independent Auditor
The following table presents fees billed by Deloitte for professional audit services rendered related to the audits of the Company’s annual financial statements for the years ended December 31, 2019 and 2018.

	2019	2018
Audit Fees	$2,025,000	$1,535,000
Audit-related Fees	36,000	6,000
Tax Fees	—	—
All Other Fees	5,000	5,000
Total	$2,066,000	$1,546,000
Audit and Audit-Related Fees
Audit fees include fees for the audit of the annual consolidated financial statements, reviews of quarterly consolidated financial statements, statutory audits and consents. Audit-related fees for 2019 related primarily procedures performed in connection with the issuance of a registration statement. Audit-related fees for 2018 related primarily to procedures performed in connection with a New Zealand research and development review.
Other Fees
Other fees for 2019 and 2018 relate to a subscription for technical content.
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
On an ongoing basis, management communicates specific projects and categories of service for which it wishes to engage the independent registered public accounting firm. The Audit Committee reviews these requests and advises management if the committee approves the engagement of the independent registered public accounting firm. No services are undertaken which are not pre-approved. On a periodic basis, management reports to the Audit Committee regarding the actual spending for such projects and services compared to the approved amounts. All of the services provided by Deloitte, our independent auditor in 2019, including services related to audit, audit-related fees, tax fees and all other fees described above, were approved by the Audit Committee.
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
Exhibits
(3) Exhibits Index:

2.1(c)*	Separation and Distribution Agreement, dated as of June 30, 2015, by and between Horizon Global Corporation and TriMas Corporation.
2.2(r)	Share Sale and Purchase Agreement, dated August 16, 2019, by and among certain subsidiaries of Horizon Global Corporation and Hayman Pacific BidCo Pty. Ltd.
3.1(q)	Amended and Restated Certificate of Incorporation of Horizon Global Corporation.
3.2(b)	Amended and Restated By-laws of Horizon Global Corporation.
4.1(j)	Indenture, dated as of February 1, 2017, by and between the Company and Wells Fargo Bank, National Association, as Trustee.
4.2(j)	First Supplemental Indenture, dated as of February 1, 2017, by and between the Company and Wells Fargo Bank, National Association, as Trustee.
4.3(t)	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934.
4.4(o)	Form of Warrant
4.5(o)	Form of Warrant (Relating to Series A Preferred Stock).
10.1(c)	Tax Sharing Agreement, dated as of June 30, 2015, by and between Horizon Global Corporation and TriMas Corporation.
10.2(c)	Noncompetition and Nonsolicitation Agreement, dated as of June 30, 2015, by and between Horizon Global Corporation and TriMas Corporation.
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

10.71(s)	Separation Agreement dated October 2, 2019, between Horizon Global Corporation and Carl S. Bizon.

10.72(s)	Form of Performance Share Units Award Agreement - Signing Grant.
21.1(t)	Horizon Global Corporation Subsidiary List.
23.1(t)	Consent of Independent Registered Public Accounting Firm.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(t)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(t)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(u)	XBRL Instance Document.
101.SCH(u)	XBRL Taxonomy Extension Schema Document.
101.CAL(u)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF(u)	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB(u)	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE(u)	XBRL Taxonomy Extension Presentation Linkbase Document.
_________________________

(a)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-1 filed on March 31, 2015 (Reg. No. 333-203138).
(b)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on February 20, 2019 (Reg. No. 001-37427).
(c)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on July 6, 2015 (File No. 001-37427).
(d)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 11, 2015 (File No. 001-37427).
(e)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on November 10, 2015 (File No. 001-37427).
(f)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on December 23, 2015 (File No. 001-37427).
(g)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on May 3, 2016 (File No. 001-37427).
(h)	Incorporated by reference to Exhibits filed with our Annual Report on Form 10-K filed on March 18, 2019 (File No. 001-37427).
(i)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on October 11, 2016 (File No. 001-37427).
(j)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on February 1, 2017 (File No. 001-37427).
(k)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on April 6, 2017 (File No. 001-37427).
(l)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed on March 10, 2017 (File No. 001-37427).
(m)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on May 3, 2018 (File No. 001-37427).
(n)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 7, 2018 (File No. 001-37427).
(o)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on March 18, 2019 (File No. 001-37427).
(p)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on May 9, 2019 (File No. 001-37427).
(q)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 8, 2019 (File No. 001-37427).
(r)	Incorporated by reference to the Exhibit filed with our Current Report on Form 8-K filed on September 25, 2019 (File No. 001-37427).
(s)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on November 12, 2019 (File No. 001-37427).
(t)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed on March 16, 2020 (File No. 001-37427).
(u)	Previously submitted electronically with our Annual Report on Form 10-K filed on March 16, 2020 (File No. 001-37427).
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

HORIZON GLOBAL CORPORATION (Registrant)
/s/ Terrence G. Gohl
DATE: April 29, 2020	Name: Terrence G. Gohl Title: President and Chief Executive Officer

QuickLinks
Item 10. Directors, Executive Officers and Corporate Governance
Directors Compensation
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accountant Fees and Services
Item 15. Exhibits