Form 10-Q
period 2020-03-31
Horizon Global Corp
filed 2020-05-18
CIK 1637655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of May 12, 2020, the number of outstanding shares of the Registrant’s common stock was 25,472,634 shares.

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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to, risks and uncertainties with respect to: the impact of the novel coronavirus (COVID-19) pandemic on the Company’s business, results of operations, financial condition and liquidity; the Company’s ability to regain compliance with the New York Stock Exchange’s continued listing standards; the Company’s leverage; liabilities and restrictions imposed by the Company’s debt instruments; market demand; competitive factors; supply constraints; material and energy costs; technology factors; litigation; government and regulatory actions including the impact of any tariffs, quotas, or surcharges; the Company’s accounting policies; future trends; general economic and currency conditions; various conditions specific to the Company’s business and industry; the success of the Company’s action plan, including the actual amount of savings and timing thereof; the success of the Company’s business improvement initiatives in Europe-Africa, including the amount of savings and timing thereof; the Company’s exposure to product liability claims from customers and end users, and the costs associated therewith; the Company’s ability to meet its covenants in the agreements governing its debt; factors affecting the Company’s business that are outside of its control, including natural disasters, pandemics, including the current COVID-19 pandemic, accidents and governmental actions; and other risks that are discussed in Part I, Item 1A, “Risk Factors.” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as well as in Item 1A, “Risk Factors.” of this Quarterly Report on Form 10-Q and in the Company’s other periodic reports filed with the Securities and Exchange Commission . The risks described in the Company’s Annual Report on Form 10-K and other periodic reports are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
The cautionary statements set forth above should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. We caution readers not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events, except as otherwise required by law.
We disclose important factors that could cause our actual results to differ materially from our expectations implied by our forward-looking statements under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. These cautionary statements qualify all forward-looking statements attributed to us or persons acting on our behalf. When we indicate that an event, condition or circumstance could or would have an adverse effect on us, we mean to include effects upon our business, financial and other conditions, results of operations, prospects and ability to service our debt.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited—dollars in thousands)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$38,670	$11,770
Restricted cash	8,740	—
Receivables, net	84,900	71,680
Inventories	119,370	136,650
Prepaid expenses and other current assets	8,220	8,570
Total current assets	259,900	228,670
Property and equipment, net	74,100	75,830
Operating lease right-of-use assets	41,870	45,770
Goodwill	3,360	4,350
Other intangibles, net	57,420	60,120
Deferred income taxes	450	430
Other assets	8,660	5,870
Total assets	$445,760	$421,040
Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings and current maturities, long-term debt	$61,220	$4,310
Accounts payable	83,380	78,450
Short-term operating lease liabilities	9,980	9,880
Accrued liabilities	50,080	48,850
Total current liabilities	204,660	141,490
Gross long-term debt	216,880	236,550
Unamortized debt issuance costs and discount	(28,500)	(31,500)
Long-term debt	188,380	205,050
Deferred income taxes	3,990	4,040
Long-term operating lease liabilities	45,570	48,070
Other long-term liabilities	15,570	13,790
Total liabilities	458,170	412,440
Contingencies (See Note 13)
Shareholders' equity:
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; 26,115,238 shares issued and 25,428,732 outstanding at March 31, 2020, and 26,073,894 shares issued and 25,387,388 outstanding at December 31, 2019	250	250
Common stock warrants exercisable for 6,487,674 shares issued and outstanding at March 31, 2020 and December 31, 2019	10,610	10,610
Paid-in capital	163,600	163,240
Treasury stock, at cost: 686,506 shares at March 31, 2020 and December 31, 2019	(10,000)	(10,000)
Accumulated deficit	(158,710)	(141,970)
Accumulated other comprehensive loss	(14,130)	(9,790)
Total Horizon Global shareholders' (deficit) equity	(8,380)	12,340
Noncontrolling interest	(4,030)	(3,740)
Total shareholders' (deficit) equity	(12,410)	8,600
Total liabilities and shareholders' equity	$445,760	$421,040
The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited—dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Net sales	$163,250	$177,670
Cost of sales	(137,000)	(154,110)
Gross profit	26,250	23,560
Selling, general and administrative expenses	(32,860)	(38,370)
Net (loss) gain on dispositions of property and equipment	(70)	1,440
Operating loss	(6,680)	(13,370)
Other expense, net	(1,670)	(5,470)
Interest expense	(8,190)	(10,830)
Loss from continuing operations before income tax	(16,540)	(29,670)
Income tax benefit	10	270
Net loss from continuing operations	(16,530)	(29,400)
(Loss) income from discontinued operations, net of tax	(500)	3,780
Net loss	(17,030)	(25,620)
Less: Net loss attributable to noncontrolling interest	(290)	(520)
Net loss attributable to Horizon Global	$(16,740)	$(25,100)
Net (loss) income per share attributable to Horizon Global:
Basic:
Continuing operations	$(0.64)	$(1.15)
Discontinued operations	(0.02)	0.15
Total	$(0.66)	$(1.00)
Diluted:
Continuing operations	$(0.64)	$(1.15)
Discontinued operations	(0.02)	0.15
Total	$(0.66)	$(1.00)
Weighted average common shares outstanding:
Basic	25,393,668	25,188,094
Diluted	25,393,668	25,188,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited—dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(17,030)	$(25,620)
Other comprehensive (loss) income, net of tax:
Foreign currency translation and other	(4,340)	1,210
Derivative instruments	—	(1,070)
Total other comprehensive (loss) income, net of tax	(4,340)	140
Total comprehensive loss	(21,370)	(25,480)
Less: Comprehensive loss attributable to noncontrolling interest	(290)	(520)
Comprehensive loss attributable to Horizon Global	$(21,080)	$(24,960)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited—dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(17,030)	$(25,620)
Less: (Loss) income from discontinued operations	(500)	3,780
Net loss from continuing operations	(16,530)	(29,400)

Adjustments to reconcile net loss from continuing operations to net cash provided by (used for) operating activities:
Net loss (gain) on dispositions of property and equipment	70	(1,440)
Depreciation	3,490	3,310
Amortization of intangible assets	1,570	1,900
Amortization of original issuance discount and debt issuance costs	4,400	5,470
Deferred income taxes	(40)	1,710
Non-cash compensation expense	420	350
Paid-in-kind interest	1,570	—
Increase in receivables	(15,610)	(19,200)
Decrease (increase) in inventories	15,350	(6,970)
Increase in prepaid expenses and other assets	(2,060)	(2,700)
Increase in accounts payable and accrued liabilities	11,550	10,180
Other, net	1,530	(12,770)
Net cash provided by (used for) operating activities for continuing operations	5,710	(49,560)
Cash Flows from Investing Activities:
Capital expenditures	(4,060)	(1,550)
Net proceeds from sale of business	—	4,970
Net proceeds from disposition of property and equipment	70	1,390
Net cash (used for) provided by investing activities for continuing operations	(3,990)	4,810
Cash Flows from Financing Activities:
Proceeds from borrowings on credit facilities	580	13,230
Repayments of borrowings on credit facilities	(630)	(830)
Proceeds from Second Lien Term Loan, net of issuance costs	—	35,520
Repayments of borrowings on First Lien Term Loan, inclusive of transaction costs	—	(7,480)
Proceeds from Revolving Credit Facility, net of issuance costs	54,680	—
Proceeds from ABL revolving debt, net of issuance costs	8,000	27,340
Repayments of borrowings on ABL revolving debt	(27,920)	(45,260)
Proceeds from issuance of Series A Preferred Stock	—	5,340
Proceeds from issuance of Warrants	—	5,380
Other, net	(60)	(10)
Net cash provided by financing activities for continuing operations	34,650	33,230
Discontinued Operations:
Net cash (used for) provided by discontinued operating activities	(500)	9,120
Net cash used for discontinued investing activities	—	(440)
Net cash provided by discontinued financing activities	—	—
Net cash (used for) provided by discontinued operations	(500)	8,680
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(230)	150
Cash, Cash Equivalents and Restricted Cash:
Increase (decrease) for the period	35,640	(2,690)
At beginning of period	11,770	27,650
At end of period	$47,410	$24,960
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,150	$6,620
Cash paid for taxes, net of refunds	$200	$30

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited—dollars in thousands)

	Common Stock	Common Stock Warrants	Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Horizon Global Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Shareholders' Equity (Deficit)
Balance at January 1, 2020	$250	$10,610	$163,240	$(10,000)	$(141,970)	$(9,790)	$12,340	$(3,740)	$8,600
Net loss	—	—	—	—	(16,740)	—	(16,740)	(290)	(17,030)
Other comprehensive loss, net of tax	—	—	—	—	—	(4,340)	(4,340)	—	(4,340)
Shares surrendered upon vesting of employees share based payment awards to cover tax obligations	—	—	(60)	—	—	—	(60)	—	(60)
Non-cash compensation expense	—	—	420	—	—	—	420	—	420
Balances at March 31, 2020	$250	$10,610	$163,600	$(10,000)	$(158,710)	$(14,130)	$(8,380)	$(4,030)	$(12,410)

	Common Stock	Common Stock Warrants	Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Horizon Global Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Shareholders' Equity (Deficit)
Balances at January 1, 2019	$250	$—	$160,990	$(10,000)	$(222,720)	$7,760	$(63,720)	$(2,500)	$(66,220)
Net loss	—	—	—	—	(25,100)	—	(25,100)	(520)	(25,620)
Other comprehensive income, net of tax	—	—	—	—	—	140	140	—	140
Shares surrendered upon vesting of employees share based payment awards to cover tax obligations	—	—	(10)	—	—	—	(10)	—	(10)
Non-cash compensation expense	—	—	350	—	—	—	350	—	350
Issuance of Warrants	—	5,380	—	—	—	—	5,380	—	5,380
Balances at March 31, 2019	$250	$5,380	$161,330	$(10,000)	$(247,820)	$7,900	$(82,960)	$(3,020)	$(85,980)

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. Nature of Operations and Basis of Presentation
Horizon Global Corporation and its consolidated subsidiaries (“Horizon,” “Horizon Global,” “we,” or the “Company”) are a global designer, manufacturer and distributor of a wide variety of high quality, custom-engineered towing, trailering, cargo management and other related accessories. These products are designed to support original equipment manufacturers (“OEMs”) and original equipment servicers (“OESs”) (collectively, “OEs”), aftermarket and retail customers within the agricultural, automotive, construction, horse/livestock, industrial, marine, military, recreational, trailer and utility markets. The Company groups its business into operating segments by the region in which sales and manufacturing efforts are focused. As a result of the Company’s sale of its Horizon Asia-Pacific operating segment (“APAC”) in 2019, the Company’s operating segments are Horizon Americas and Horizon Europe-Africa. See Note 17, Segment Information, for further information on each of the Company’s operating segments. Historical information has been retrospectively adjusted to reflect the classification of APAC as discontinued operations. Discontinued operations are further discussed in Note 3, Discontinued Operations.
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the US Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“US GAAP”) for complete financial statements. It is management’s opinion that these financial statements contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results for the full year.
US GAAP requires us to make certain estimates, judgments, and assumptions. Management believes that the estimates, judgments, and assumptions made when accounting for items and matters such as, but not limited to, the allowance for doubtful accounts, sales incentives, sales returns, impairment assessments, recoverability of long-lived assets, income taxes (including deferred taxes and uncertain tax positions), share-based compensation, the assessment of lower of cost or net realizable value on inventory, useful lives assigned to long-lived assets, and depreciation and amortization, are reasonable based on information available at the time they are made.

The full impact of the coronavirus (“COVID-19”) pandemic is unknown and cannot be reasonably estimated. However, we have made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are differences between these estimates and actual results, our consolidated financial statements may be materially affected.

Liquidity Matters

The Revolving Credit Facility, as defined below, matures on March 31, 2021, and as of March 31, 2020, had an outstanding balance of $57.0 million. The Company does not currently have sufficient cash, liquidity or projected future cash flows to repay the Revolving Credit Facility at maturity. The Company’s inability to repay its debt obligations as they become due, would result in an event of default. Such default, if not cured, would allow the lenders to accelerate the maturity of the debt, making it due and payable at that time, which would result in a cross default of our other debt obligations.

The Company has undertaken discussions with its lenders about amending, extending or refinancing its credit agreements, including the Revolving Credit Facility, or accessing additional liquidity, prior to the first quarter of 2021 when the Revolving Credit Facility becomes due. The Company has a history of successfully amending and extending credit agreements with its current lenders and believes it is probable such amendments, extensions or refinancing will be completed.
2. New Accounting Pronouncements
New accounting pronouncements not yet adopted
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides temporary optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The relief provided by this guidance is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform initiatives being undertaken in an effort to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The optional amendments of this guidance are effective for all entities upon adoption. We are currently assessing the impact of this update on the Company’s condensed consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 replaces the current incurred loss model guidance with a new method that reflects expected credit losses. Under this guidance, an entity would recognize an impairment allowance equal to its estimate of expected credit losses on financial assets measured at amortized cost. In November 2019, the FASB extended the effective date of ASU 2016-13 for smaller reporting companies. As a result, ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2022, with early adoption permitted. The standard is not expected to have a significant impact on the Company's condensed consolidated financial statements.
3. Discontinued Operations
On September 19, 2019, the Company completed the sale of its subsidiaries that comprised APAC to Hayman Pacific BidCo Pty Ltd., an affiliate of Pacific Equity Partners, for $209.6 million in net cash proceeds after payment of transaction costs, in a net debt free sale. The sale resulted in the recognition of a gain of $180.5 million, of which $17.3 million was related to the cumulative translation adjustment that was reclassified to earnings, which is reflected within the income from discontinued operations, net of income taxes line of the consolidated statement of operations for the year ended December 31, 2019, refer to Note 4, Discontinued Operations, in our Annual Report on Form 10-K for the year ended December 31, 2019.

In the first quarter of 2020, the remaining post-closing conditions of the sale were completed, including a true up to net cash proceeds, for which we recognized a loss on sale of discontinued operations of $0.5 million for the three months ended March 31, 2020.
The following table presents the Company’s results from discontinued operations for the three months ended March 31, 2019:

Three Months Ended March 31, 2019
(dollars in thousands)
Net sales	$32,010
Cost of sales	(23,490)
Selling, general and administrative expenses	(3,160)
Net gain on dispositions of property and equipment	10
Other expense, net	(140)
Interest expense	(100)
Income before income tax expense	5,130
Income tax expense	(1,350)
Income from discontinued operations, net of tax	$3,780

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
The following tables present the Company’s net sales by segments and disaggregated by major sales channel for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Net Sales
Automotive OEM	$20,360	$41,400	$61,760
Automotive OES	1,270	12,460	13,730
Aftermarket	26,770	15,710	42,480
Retail	23,570	—	23,570
Industrial	7,850	320	8,170
E-commerce	12,510	430	12,940
Other	40	560	600
Total	$92,370	$70,880	$163,250

	Three Months Ended March 31, 2019
	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Net Sales
Automotive OEM	$20,240	$48,920	$69,160
Automotive OES	1,610	13,290	14,900
Aftermarket	24,150	16,290	40,440
Retail	28,430	—	28,430
Industrial	9,280	700	9,980
E-commerce	11,790	530	12,320
Other	—	2,440	2,440
Total	$95,500	$82,170	$177,670
During the three months ended March 31, 2020 and 2019, adjustments to estimates of variable consideration for previously recognized revenue were insignificant. As of March 31, 2020 and 2019, total opening and closing balances of contract assets and deferred revenue were not material.

5. Goodwill and Other Intangible Assets
During the three months ended March 31, 2020, the Company experienced a decline in its current and projected future operating and financial performance as a result of the coronavirus COVID-19 pandemic and the related wide-ranging actions taken by international, federal, state, and local public health and governmental authorities to combat the pandemic and spread of COVID-19 in regions across the United States and the world. These actions include quarantines, social distancing and “stay-at-home” orders, travel restrictions, mandatory business closures, and other mandates that have substantially restricted individuals’ daily activities and curtailed or ceased many businesses’ normal operations. In response to the pandemic and these actions, we have adhered to geographical government shutdowns and operating restrictions for our facilities, which resulted in an adverse impact to our business and financial performance for the three months ended March 31, 2020, as well as on our near-term projected financial performance. Due to the impact of COVID-19, the Company identified an indicator of impairment on its goodwill and indefinite-lived intangible assets in its Horizon Americas reporting unit and on its indefinite-lived intangible assets in its Horizon Europe-Africa reporting unit in the first quarter of 2020.
As a result of the indicator, the Company performed an interim quantitative impairment assessment of the goodwill recorded for the Horizon Americas reporting unit as of March 31, 2020, by considering the market and income approaches. The results of the quantitative analysis performed indicated the fair value of the reporting unit exceeded the carrying value. Key assumptions used in the analysis were a discount rate of 14.0%, Adjusted EBITDA (as defined below) margin and a terminal growth rate of 3.0%. The primary driver in the reduction of the fair value of the reporting unit was a reduction of expected future cash flows during the remainder of 2020 as the full impact of COVID-19 remains uncertain. Future events and changing market conditions, including the length of time our facilities are impacted by geographical government shutdowns and operating restrictions may, however, lead the Company to re-evaluate the assumptions that have been used to test for goodwill impairment, including key assumptions used in the expected Adjusted EBITDA margins, cash flows and discount rate, as well as other assumptions with respect to matters outside of the Company’s control, such as currency rates and the aforementioned geographical government shutdowns and operating restrictions.
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
In addition, as a result of the indicator of impairment identified, the Company performed an interim impairment assessment of its indefinite-lived intangible assets as of March 31, 2020 in the Horizon Americas and Horizon Europe-Africa operating segments. Based on the results of our analyses, the estimated fair values of the trade names exceeded the carrying values. Key assumptions used in the analyses were a discount rate of 14.5% and royalty rates ranging from 0.5% to 1.9%.
The Company will continue to assess the impact of COVID-19 on its business and financial performance and any other indicators of potential impairment. It is possible that if the Company’s decline in results is more than temporary, or if other indicators of impairment are identified, an interim impairment analysis may be necessary, which could result in a future impairment of goodwill, indefinite-lived intangible assets or other long-lived assets.
Changes in the carrying amount of goodwill for the three months ended March 31, 2020 are summarized as follows:

	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Balance at December 31, 2019	$4,350	$—	$4,350
Foreign currency translation	(990)	—	(990)
Balance at March 31, 2020	$3,360	$—	$3,360

The gross carrying amounts and accumulated amortization of the Company’s other intangible assets are summarized as follows.

	As of March 31, 2020
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships (2 – 20 years)	$162,720	$(130,010)	$32,710
Technology and other (3 – 15 years)	21,360	(17,610)	3,750
Trademark/Trade names (1 – 8 years)	150	(150)	—
Total finite-lived intangible assets	184,230	(147,770)	36,460
Trademark/Trade names, indefinite-lived	20,960	—	20,960
Total other intangible assets	$205,190	$(147,770)	$57,420

	As of December 31, 2019
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships (2 – 20 years)	$164,150	$(129,310)	$34,840
Technology and other (3 – 15 years)	21,420	(17,260)	4,160
Trademark/Trade names (1 – 8 years)	150	(150)	—
Total finite-lived intangible assets	185,720	(146,720)	39,000
Trademark/Trade names, indefinite-lived	21,120	—	21,120
Total other intangible assets	$206,840	$(146,720)	$60,120
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
Amortization expense related to intangible assets as included in the accompanying condensed consolidated statements of operations is summarized as follows:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Technology and other, included in cost of sales	$120	$440
Customer relationships and Trademark/Trade names, included in selling, general and administrative expenses	1,450	1,460
Total amortization expense	$1,570	$1,900

6. Inventories
Inventories consist of the following components:

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Finished goods	$66,980	$82,080
Work in process	11,150	12,820
Raw materials	41,240	41,750
Total inventories	$119,370	$136,650

7. Property and Equipment, Net
Property and equipment, net consists of the following components:

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Land and land improvements	$470	$470
Buildings	20,650	21,290
Machinery and equipment	122,300	121,740
	143,420	143,500
Accumulated depreciation	(69,320)	(67,670)
Property and equipment, net	$74,100	$75,830
Depreciation expense included in the accompanying condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Depreciation expense, included in cost of sales	$3,150	$3,030
Depreciation expense, included in selling, general and administrative expense	340	280
Total depreciation expense	$3,490	$3,310

8. Accrued and Other Long-term Liabilities
Accrued liabilities consist of the following components:

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Customer incentives	$16,900	$14,270
Accrued compensation	9,630	6,760
Accrued professional services	4,950	4,790
Customer claims	3,010	7,540
Restructuring	1,720	2,340
Deferred purchase price	610	790
Short-term tax liabilities	530	90
Other	12,730	12,270
Total accrued liabilities	$50,080	$48,850

Other long-term liabilities consist of the following components:

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Deferred purchase price	$1,710	$2,370
Restructuring	1,470	1,600
Long-term tax liabilities	340	340
Other	12,050	9,480
Total other long-term liabilities	$15,570	$13,790
9. Long-term Debt
The Company’s long-term debt consists of the following:

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Revolving Credit Facility	$56,990	$—
ABL Facility	—	20,020
First Lien Term Loan	25,330	25,210
Second Lien Term Loan	57,400	56,960
Convertible Notes	125,000	125,000
Bank facilities, capital leases and other long-term debt	13,380	13,670
Gross debt	278,100	240,860
Less:
Current maturities, long-term debt	61,220	4,310
Gross long-term debt	216,880	236,550
Less:
Unamortized debt issuance costs and original issuance discount on First Lien Term Loan	590	700
Unamortized debt issuance costs and discount on Second Lien Term Loan	11,490	12,730
Unamortized debt issuance costs and discount on Convertible Notes	16,420	18,070
Unamortized debt issuance costs and discount	28,500	31,500
Long-term debt	$188,380	$205,050
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
The ABL Facility consisted of (i) a US sub-facility, in an aggregate principal amount of up to $85.0 million (subject to availability under a US-specific borrowing base), (ii) a Canadian sub-facility, in an aggregate principal amount of up to $2.0 million (subject to availability under a Canadian-specific borrowing base), and (iii) a UK sub-facility in an aggregate principal amount of up to $3.0 million (subject to availability under a UK-specific borrowing base).

In March 2020, the Company paid in full all outstanding debt incurred under the ABL Facility, which the Company accounted for as a debt extinguishment in accordance with guidance in Accounting Standards Codification (“ASC”) 405-20, “Extinguishment of Liabilities”. As a result of the debt extinguishment, the Company recorded $0.8 million of unamortized debt issuance costs in interest expense included in the accompanying condensed consolidated statement of operations during the three months ended March 31, 2020 in accordance with ASC 470-50, “Modifications and Extinguishments” (“ASC 470-50”). In addition, the Company recorded $0.6 million of additional costs in selling, general and administrative expenses included in the accompanying condensed consolidated statement of operations during the three months ended March 31, 2020.
The Company recognized $0.4 million and $0.1 million of amortization of debt issuance costs during the three months ended March 31, 2020, and March 31, 2019, respectively, which are included in the accompanying condensed consolidated statements of operations.
Total letters of credit issued under the ABL Facility were $7.7 million at March 31, 2020 and December 31, 2019. The letters of credit were collateralized with a line block on the ABL Facility. As described below, as the ABL facility was extinguished, the agreement governing the ABL Facility required cash collateral to be held until expiration of outstanding letters of credit arrangement. The cash collateral requirement is 105% of the outstanding letters of credit, for a total amount of $8.1 million, which was deposited in March 2020. The cash collateral will be released either because of expiration or early termination and re-issuance of the letters of credit. The Company presented the cash collateral in restricted cash in the accompanying March 31, 2020 condensed consolidated balance sheet.
Revolving Credit Facility
In March 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Encina Business Credit, LLC (“Encina”), as agent for the lenders party thereto. The Loan Agreement provides for an asset-based revolving credit facility (the “Revolving Credit Facility”) in the maximum aggregate principal amount of $75.0 million subject to customary borrowing base limitations contained therein, and may be increased at the Company’s request in increments of $5.0 million, up to a maximum of five times over the life of the Revolving Credit Facility, for a total increase of up to $25.0 million.
The interest on the loans under the Loan Agreement will be payable in cash at the interest rate of LIBOR plus 4.00% per annum, subject to a 1.00% LIBOR floor, provided that if for any reason the loans are converted to base rate loans, interest will be paid in cash at the customary base rate plus a margin of 3.00% per annum. All interest, fees, and other monetary obligations due may, in Encina’s discretion but upon prior notice to the Company, be charged to the loan account and thereafter be deemed to be part of the Revolving Credit Facility subject to the same interest rate. There are no amortization payments required under the Loan Agreement. Borrowings under the Loan Agreement mature on the earlier of: (i) March 13, 2023 and (ii) 90 days prior to the maturity of any portion of the debt under the Company’s First Lien Term Loan or Second Lien Term Loan, as may be in effect from time to time, unless earlier terminated. Based on the maturity dates of the Company’s First Lien Term Loan and Second Lien Term Loan, the loans under the Loan Agreement would be due on March 31, 2021; therefore, all borrowings under the Revolving Credit Facility are presented in short-term borrowings and current maturities, long-term debt in the accompanying March 31, 2020 condensed consolidated balance sheet. All of the indebtedness under the Loan Agreement is and will be guaranteed by the Company and certain of the Company’s existing and future North American subsidiaries and is and will be secured by substantially all of the assets of the Company, such other guarantors, and the borrowers under the Loan Agreement.
The Loan Agreement also contains a financial covenant that stipulates the Company will not make Capital Expenditures (as defined in the Loan Agreement) exceeding $30.0 million during any fiscal year.
Debt issuance costs of $2.3 million were incurred in connection with the entry into the Loan Agreement. The $2.3 million of debt issuance costs are capitalized and presented in prepaid expenses and other current assets in the accompanying March 31, 2020 condensed consolidated balance sheet and will be amortized into interest expense over the contractual term of the Loan Agreement. The Company recognized $0.2 million of amortization of debt issuance costs during the three months ended March 31, 2020, which are included in the accompanying condensed consolidated statement of operations.
There was $57.0 million outstanding under the Revolving Credit Facility as of March 31, 2020 and $20.0 million outstanding under the ABL Facility as of December 31, 2019, with a weighted average interest rate of 5.6% and 5.5%, respectively. The Company had $12.1 million of availability under the Revolving Credit Facility as of March 31, 2020 and $33.1 million of availability under the ABL Facility as of December 31, 2019.

First Lien Term Loan Agreement
On June 30, 2015, the Company entered into a credit agreement among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A. (the “Term Loan Agreement”) under which the Company borrowed an aggregate of $200.0 million (the “Original Term B Loan”), which matures on June 30, 2021. The Term Loan Agreement has been subsequently amended and restated on several occasions and is collectively referred to as the “First Lien Term Loan Agreement”. The Original Term B Loan has also been subsequently amended on several occasions and is collectively referred to as the “First Lien Term Loan”. In conjunction with the entry into the Revolving Credit Facility referenced above, Cortland Capital Markets Services LLC is now serving as administrative agent and collateral agent for the First Lien Term Loan.
In March 2020, the Company entered into the ninth amendment to credit agreement (the “Ninth Term Amendment”) to amend the First Lien Term Loan Agreement. The Ninth Term Amendment removed the minimum liquidity covenant of $15.0 million, amended the net leverage ratio requirements to remove the December 31, 2020 leverage ratio test and amended the fixed charge coverage ratio covenant to not be below 1.0 to 1.0 beginning with the fiscal quarter ending March 31, 2021.
Pursuant to the Ninth Term Amendment, the prior first lien leverage covenant was eliminated and replaced with the secured net leverage ratio starting with the fiscal quarter ending March 31, 2021 as follows:

•	March 31, 2021: 6.00 to 1.00

•	June 30, 2021 and each fiscal quarter ending thereafter: 5.00 to 1.00
The Company recognized $3.0 million of unamortized debt issuance costs in interest expense included in the accompanying condensed consolidated statement of operations during the three months ended March 31, 2019 due to the extinguishment of debt for certain lenders in the loan syndicate in connection with the Sixth, Seventh and Eighth Term Amendments to the First Lien Term Loan Agreement.
The Company recognized $0.1 million and $0.8 million of amortization of debt issuance and discount cost for the three months ended March 31, 2020 and March 31, 2019, respectively, which is included in the accompanying condensed consolidated statements of operations.
The Company recognized $0.2 million of paid-in-kind interest on the First Lien Term Loan for the three months ended March 31, 2020. The Company had an aggregate principal amount outstanding of $25.3 million and $25.2 million as of March 31, 2020 and December 31, 2019, respectively, under the First Lien Term Loan bearing cash interest at 7.6% and 8.1%, respectively. In addition to the cash bearing interest, the First Lien Term loan has 3.0% paid in kind interest.
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
In March 2020, the Company entered into the second amendment to credit agreement (the “Second Lien Second Amendment”) to amend the Second Lien Term Loan Agreement. The Second Lien Second Amendment amended certain financial covenants as outlined in the above section, First Lien Term Loan.
Debt issuance costs of $3.8 million and original issuance discount of $1.0 million were incurred in connection with entry into the Second Lien Term Loan Agreement for the three months ended March 31, 2019. The debt issuance and original issuance discount costs will be amortized into interest expense over the contractual term of the loan using the effective interest method.

The Company recognized $1.2 million of amortization of debt issuance and discount cost for the three months ended March 31, 2020, which is included in the accompanying condensed consolidated statements of operations.
The Company had total unamortized debt issuance and discount costs of $11.5 million all of which are recorded as a reduction of the debt balance on the Company’s accompanying condensed consolidated balance sheet as of March 31, 2020. The Company recognized $1.4 million of paid-in-kind interest on its Second Lien Term Loan for the three months ended March 31, 2020.
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
During the first quarter of 2020, no conditions allowing holders of the Convertible Notes to convert have been met. Therefore, the Convertible Notes were not convertible during the first quarter of 2020 and are classified as long-term debt. Should conditions allowing holders of the Convertible Notes to convert be met in a future quarter, the Convertible Notes will be convertible at their holders’ option during the immediately following quarter. As of March 31, 2020, the if-converted value of the Convertible Notes did not exceed the principal value of those Convertible Notes.
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
The Company is in compliance with all of its financial covenants in its debt agreements as of March 31, 2020.
10. Derivative Instruments
Foreign Currency Exchange Rate Risk
The Company uses foreign currency forward contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain payments for contract manufacturing in its lower-cost manufacturing facilities. The foreign currency forward contracts hedged currency exposure between the Mexican peso and the US dollar and matured at specified monthly settlement dates through December 2019. At inception, the Company designated the foreign currency forward contracts as cash flow hedges. Upon the performance of contract manufacturing or purchase of certain inventories the Company de-designated the foreign currency forward contracts.
On October 4, 2016, the Company entered into a cross currency swap arrangement to hedge changes in foreign currency exchange rates. The Company used the cross currency swap to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to a non-functional currency intercompany loan of €110.0 million. The cross currency swap hedged currency exposure between the euro and the US dollar and matured on January 3, 2019 with a liability of $2.5 million. The Company entered into forward contracts to settle the cross currency swap, which resulted in a $0.9 million offset to the liability. These settlements resulted in a net realized gain reclassified from accumulated other comprehensive loss (“AOCI”) of $0.6 million. The Company made quarterly principal payments of €1.4 million, plus interest at a fixed rate of 5.4% per annum, in exchange for $1.5 million, plus interest at a fixed rate of 7.2% per annum during the term of the cross currency swap arrangement. At inception, the Company designated the cross currency swap as a cash flow hedge. Changes in the currency rate resulted in reclassification of amounts from AOCI to earnings to offset the re-measurement gain or loss on the non-US denominated intercompany loan.
There were no outstanding derivatives contracts at March 31, 2020 and December 31, 2019.
Financial Statement Presentation

The following table summarizes the amounts reclassified from AOCI into earnings:

	Three Months Ended March 31,
	2019
	Cost of sales	Interest expense
	(dollars in thousands)
Total Amounts of Expense Line Items Presented in the Statement of Operations in Which the Effects of Cash Flow Hedges are Recorded	$(154,110)	$(10,830)
Amount of Gain Reclassified from AOCI into Earnings
Derivatives classified as cash flow hedges:
Foreign currency forward contracts	$630	$—
Cross currency swap	$—	$900

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
The following table provides a summary of the Company’s consolidated restructuring liabilities and related activity for each type of exit cost as of and for the three months ended March 31, 2020:

	Employee Costs	Facility Closure and Other Costs	Total
	(dollars in thousands)
Balance at January 1, 2020	$1,830	$2,110	$3,940
Payments and other(1)	(770)	20	(750)
Balance at March 31, 2020	$1,060	$2,130	$3,190
(1)Other consists primarily of changes in the liability balance due to foreign currency translation and finalization of facility closures.

The $3.2 million restructuring liability at March 31, 2020 includes $1.7 million of accrued liabilities and $1.5 million of other long-term liabilities. The $3.9 million restructuring liability at December 31, 2019 includes $2.3 million of accrued liabilities and $1.6 million of other long-term liabilities.

12. Leases
On January 1, 2019, the Company adopted the new accounting guidance under ASC 842, “Leases”, as issued by the FASB under ASU 2016-02. Refer to Note 2, New Accounting Pronouncements, in our Annual Report on Form 10-K for the year ended December 31, 2019 for more information.
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

Most leases include one or more options to renew. The exercise of lease renewal options is typically at the Company’s sole discretion; therefore, the majority of renewals to extend the lease terms are not included in the Company’s right-of-use (“ROU”) assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options and when they are reasonably certain of exercise, the Company includes the renewal period in the lease term. The Company combines lease and non-lease components which are accounted for as a single lease component as the Company has elected the practical expedient to group lease and non-lease components for all leases.

As most of the Company’s leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company has a centrally managed treasury function; therefore, based on the applicable lease terms and the current economic environment, the Company applies a portfolio approach by operating segment for determining the incremental borrowing rate.

The following table provides additional cost and cash flow information for the Company’s leases:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Operating lease cost	$3,600	$4,550
Operating cash flows from operating leases	$4,010	$4,130
ROU assets obtained in exchange for operating lease obligations	$1,570	$560

The following table provides additional balance sheet information for the Company’s leases:

	As of March 31, 2020	As of December 31, 2019
Weighted average remaining lease term (years)	6.6	6.8
Weighted average discount rate	8.7%	8.7%

13. Contingencies
During the fourth quarter of 2018, the Company was notified by two OEM customers of potential claims related to product sold by Horizon Europe-Africa arising from potentially faulty components provided by a third-party supplier. The claims resulted from the failure of products not functioning to specifications, but the claims did not allege any damage and only sought replacement of the product. The Company performed an assessment of the facts and circumstances for all asserted and unasserted claims and considered all factors including the Company’s recall insurance. Based on this assessment through March 31, 2019, the Company recorded a $4.3 million charge for the three months ended March 31, 2019.
As of December 31, 2019, the Company had $3.9 million recorded in accrued liabilities for the remaining unpaid settlement obligations and an insurance-related asset of $0.4 million recorded in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. In the first quarter of 2020, the Company settled its outstanding obligations related to the claim, and no remaining liability or insurance-related asset existed as of March 31, 2020.
On April 29, 2020, the Company agreed to a settlement (the “Settlement”) related to certain intellectual property infringement claims made against one of the Company’s subsidiaries in its Europe-Africa operating segment. The Company settled all historical and future associated claims for $4.4 million to be paid evenly in semi-annual installments on June 30 and December 31 of each year through December 31, 2024. As a result of the Settlement, the Company recorded a $1.5 million charge in cost of sales in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2020. The Company also recorded $2.9 million related to the future royalties to be recognized by the Company over the life of future programs related to the Settlement, of which $0.8 million was recorded in prepaid expenses and other current assets and $2.1 million in other assets in the accompanying condensed consolidated balance sheet. In addition, the Company recorded $0.9 million in accrued liabilities and $3.5 million in other long-term liabilities related to the semi-annual installment payments detailed above, in the accompanying condensed consolidated balance sheet.
14. Earnings (Loss) per Share
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
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings (loss) per share attributable to Horizon Global and diluted earnings (loss) per share attributable to Horizon Global:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands, except share and per share data)
Numerator:
Net loss from continuing operations	$(16,530)	$(29,400)
Add: (Loss) income from discontinued operations, net of tax	(500)	3,780
Less: Net loss attributable to noncontrolling interest	(290)	(520)
Net loss attributable to Horizon Global	$(16,740)	$(25,100)
Denominator:
Weighted average shares outstanding, basic	25,393,668	25,188,094
Dilutive effect of stock-based awards	—	—
Weighted average shares outstanding, diluted	25,393,668	25,188,094

Basic income (loss) per share attributable to Horizon Global
Continuing operations	$(0.64)	$(1.15)
Discontinued operations	(0.02)	0.15
Total	$(0.66)	$(1.00)
Diluted income (loss) per share attributable to Horizon Global
Continuing operations	$(0.64)	$(1.15)
Discontinued operations	(0.02)	0.15
Total	$(0.66)	$(1.00)

Due to losses from continuing operations for the three months ended March 31, 2020 and 2019, the effect of certain dilutive securities were excluded from the computation of weighted average diluted shares outstanding as inclusion would have resulted in anti-dilution. A summary of these anti-dilutive common stock equivalents is provided in the table below:

	Three Months Ended March 31,
	2020	2019
Number of options	18,961	82,987
Exercise price of options	$9.20 - $11.02	$9.20 - $11.29
Restricted stock units	1,407,984	472,627
Convertible Notes	5,005,000	5,005,000
Convertible Notes warrants	5,005,000	5,005,000
Second Lien Term Loan warrants	6,487,674	3,601,902
For purposes of determining diluted earnings (loss) per share, the Company has elected a policy to assume that the principal portion of the Convertible Notes, as described in Note 9, Long-term Debt, is settled in cash and the conversion premium is settled in shares. Therefore, the Company has adopted a policy of calculating the diluted earnings (loss) per share effect of the Convertible Notes using the treasury stock method. As a result, the dilutive effect of the Convertible Notes is limited to the conversion premium, which is reflected in the calculation of diluted loss per share as if it were a freestanding written call option on the Company’s shares. Using the treasury stock method, the Warrants issued in connection with the issuance of the Convertible Notes are considered to be dilutive when they are in the money relative to the Company’s average common stock price during the period. The Convertible Note Hedges purchased in connection with the issuance of the Convertible Notes are always considered to be anti-dilutive and therefore do not impact the Company’s calculation of diluted earnings (loss) per share.
15. Equity Awards
Description of the Plan
Horizon employees and non-employee directors participate in the Horizon Global Corporation 2015 Equity and Incentive Compensation Plan (as amended and restated, the “Horizon 2015 Plan”). The Horizon 2015 Plan authorizes the Compensation Committee of the Horizon Board of Directors to grant stock options (including “incentive stock options” as defined in Section 422 of the US Internal Revenue Code), restricted shares, restricted stock units, performance shares, performance stock units, cash incentive awards, and certain other awards based on or related to our common stock to Horizon employees and non-employee directors. No more than 4.4 million Horizon common shares may be delivered under the Horizon 2015 Plan.
Stock Options
The following table summarizes Horizon stock option activity from December 31, 2019 to March 31, 2020:

	Number of Stock Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	37,737	$10.52
Granted	—	—
Exercised	—	—
Canceled, forfeited	(18,776)	10.61
Expired	—	—
Outstanding at March 31, 2020	18,961	$10.43	5.7	$—

As of March 31, 2020, the unrecognized compensation cost related to stock options is immaterial. For the three months ended March 31, 2020 and 2019, the stock-based compensation expense recognized by the Company related to stock options was immaterial. There was no aggregate intrinsic value of the outstanding options at March 31, 2020. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.
Restricted Shares
During the three months ended March 31, 2020, the Company granted an aggregate of 1,139,439 restricted stock units and performance stock units to certain key employees. The total grants consisted of: (i) 284,859 time-based restricted stock units vesting on a ratable basis on March 3, 2021, March 3, 2022 and March 3, 2023 and (ii) 854,580 performance stock units that vest on March 3, 2023 (the “2020 PSUs”).
The performance criteria for the 2020 PSUs is based on the Company’s three year cumulative EBITDA. The grant date fair value of the performance stock units were $3.22, which was determined based on the Company’s closing stock price on date of grant.
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
For the 2019 PSUs, the performance criteria for the market-based performance stock units is based on the Company’s total shareholder return (“TSR”) relative to the TSR of the common stock of a pre-defined industry peer group. TSR is measured over a period beginning January 1, 2019 and ending December 31, 2021. TSR is calculated as the Company’s average closing stock price for the 20-trading days at the end of the performance period plus Company dividends, divided by the Company’s average closing stock price for the 20-trading days prior to the start of the performance period. Depending on the performance achieved, the amount of shares earned can vary from 0% of the target award to a maximum of 200% of the target award. The Company estimated the grant-date fair value of the awards subject to a market condition using a Monte Carlo simulation model, using the following weighted-average assumptions: risk-free interest rate of 2.43% and annualized volatility of 84.1%. The grant date fair value of the performance stock units were $3.69.
The grant date fair value of restricted stock units is expensed over the vesting period. Restricted stock unit fair values are based on the closing trading price of the Company’s common stock on the date of grant. Changes in the number of restricted shares outstanding for the period ended March 31, 2020 were as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	1,393,085	$4.30
Granted	1,139,439	3.22
Vested	(48,784)	4.37
Canceled, forfeited	(340,311)	5.35
Outstanding at March 31, 2020	2,143,429	$3.56
As of March 31, 2020, there was $5.1 million in unrecognized compensation costs related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.5 years.
The Company recognized $0.4 million and $0.4 million of stock-based compensation expense related to restricted shares during the three months ended March 31, 2020 and 2019, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

16. Shareholders’ Equity
Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock, par value of $0.01 per share. There were no preferred shares outstanding as of March 31, 2020 or December 31, 2019.
Common Stock
The Company is authorized to issue 400,000,000 shares of Horizon Global common stock, par value of $0.01 per share. As of March 31, 2020, there were 26,115,238 shares of common stock issued and 25,428,732 shares of common stock outstanding. As of December 31, 2019, there were 26,073,894 shares of common stock issued and 25,387,388 shares of common stock outstanding.
Common Stock Warrants
In connection with the Second Lien Term Loan the Company entered into in March 2019, the Company became obligated to issue detachable warrants to purchase up to 6.25 million shares of its common stock, which can be exercised on a cashless basis over a five year term with an exercise price of $1.50 per share.
The Company also issued 90,667 shares of Series A Preferred Stock in March 2019 in connection with the Second Lien Term Loan that were convertible into additional warrants upon receipt of shareholder approval of the issuance of such additional warrants and the shares of common stock issuable upon exercise thereof. The Series A Preferred Stock was presented as temporary equity in the March 31, 2019 condensed consolidated balance sheet. Upon receipt of such shareholder approval on June 25, 2019, the 90,667 shares of Series A Preferred Stock were converted into warrants to purchase 2,952,248 shares of common stock. See Note 9, Long-term Debt, for additional information. During 2019, warrants were exercised for 66,476 shares of the Company’s common stock with a value of $0.1 million in a non-cash transaction. As of March 31, 2020, warrants to purchase 6,487,674 shares of common stock were issued and remain outstanding.
Accumulated Other Comprehensive Income (Loss) (“AOCI”)
Changes in AOCI by component, net of tax, for the three months ended March 31, 2020 are summarized as follows:

	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balances at January 1, 2020	$—	$(9,790)	$(9,790)
Net unrealized losses arising during the period(a)	—	(4,340)	(4,340)
Net current-period change	—	(4,340)	(4,340)
Balances at March 31, 2020	$—	$(14,130)	$(14,130)
Changes in AOCI by component, net of tax, for the three months ended March 31, 2019 are summarized as follows:

	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balances at January 1, 2019	$1,960	$5,800	$7,760
Net unrealized gains arising during the period(a)	570	1,210	1,780
Less: Net realized gains reclassified to net loss(a)	1,640	—	1,640
Net current-period change	$(1,070)	$1,210	$140
Balances at March 31, 2019	$890	$7,010	$7,900
(a) There was no income tax impact for derivative instruments during the three months ended March 31, 2020 and 2019. See Note 10., Derivative Instruments, for further details.

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
Previously, the Company had three operating segments. However, as a result of its sale in the third quarter of 2019, we have removed APAC as a separate operating segment and its results are presented as a discontinued operation in the accompanying condensed consolidated financial statements. Historical information has been retrospectively adjusted to reflect these changes. Please see Note 3, Discontinued Operations, for additional information.
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
The following table presents the Company’s operating segment activity:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Net Sales
Horizon Americas	$92,370	$95,500
Horizon Europe-Africa	70,880	82,170
Total	$163,250	$177,670
Operating Profit (Loss)
Horizon Americas	$2,730	$(1,500)
Horizon Europe-Africa	(2,510)	(3,190)
Corporate	(6,900)	(8,680)
Total	$(6,680)	$(13,370)
18. Income Taxes
At the end of each interim reporting period, the Company makes an estimate of the annual effective income tax rate. Tax items included in the annual effective income tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective income tax rate for that quarter. Effective tax rates vary from period to period as separate calculations are performed for those countries where the Company's operations are profitable and whose results continue to be tax-effected and for those countries where full deferred tax valuation allowances exist and are maintained. In determining the estimated annual effective tax rate, the Company analyzes various factors, including but not limited to, forecasts of projected annual earnings, taxing jurisdictions in which the pretax income and/or pretax losses will be generated, available tax planning strategies.
For the three months ended March 31, 2020 and 2019, the effective income tax rate from continuing operations was 0.1% and 0.9%, respectively. The lower effective tax rate compared to the statutory tax rate is attributable to the valuation allowance recorded in the US and several foreign jurisdictions, which resulted in no income tax benefit recognized for jurisdictional pretax losses.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis. In completing this evaluation, the Company considers all available evidence in order to determine whether, based on the weight of the evidence, a valuation allowance is necessary. Full valuation allowances that are recorded for deferred tax assets in the US and certain foreign jurisdictions will be maintained until sufficient positive evidence exists to reduce or eliminate them. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include, but are not limited to, recent historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences, tax planning strategies. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. The Company has recently experienced pre-tax losses. As of March 31, 2020, the Company believes that it is more likely than not that the recorded deferred tax assets will be realized.
On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security (“CARES”) Act to provide certain relief as a result of the COVID-19 pandemic outbreak. The Company is currently evaluating how the CARES Act provisions will impact our consolidated financial statements, but is not currently projecting significant impacts on its income tax provision based on its domestic valuation allowance and historical operating performance.

19. Other Expense, Net

Other expense, net consists of the following components:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Foreign currency loss	$(1,530)	$(1,340)
Customer pay discounts	(270)	(510)
Accretion arising from lease recovery	(30)	(40)
Loss on sale of business	—	(3,630)
Other	160	50
Total	$(1,670)	$(5,470)

20. Subsequent Events
Payroll Protection Program Loan
On April 21, 2020, Horizon Global Company LLC (the “US Borrower”), a direct US-based subsidiary of Horizon Global Corporation, received a loan from PNC Bank, National Association for $8.7 million, pursuant to the Paycheck Protection Program (“the PPP Loan”) under Division A, Title I of the CARES Act. The PPP Loan, which is in the form of a Note dated April 18, 2020 issued by the US Borrower, matures on April 18, 2022. The PPP Loan bears interest at 1.0% per annum and is payable monthly commencing on November 15, 2020. Funds from the PPP Loan may be used for payroll, costs used to continue group health care benefits, rent and utilities. Under the terms of the PPP Loan, certain amounts may be forgiven if they are used for qualifying expenses as described in the CARES Act.
The Company submitted its PPP Loan application in good faith in accordance with the CARES Act and the guidance issued by the Small Business Administration (the “SBA”), including the SBA’s Paycheck Protection Program Loans Frequently Asked Questions (the “FAQs”).  Subsequent to the Company’s application and receipt of the PPP Loan proceeds, the SBA issued guidance that provided uncertainty regarding the Company’s eligibility to receive the PPP Loan. We have sought clarification from the United States Department of the Treasury (the “US Treasury”) regarding our eligibility. In the meantime, we will continue to assess the FAQs and other new guidance issued by the SBA. Absent clarity from the US Treasury, the FAQs or other new guidance issued by the SBA regarding our eligibility, we expect to return the PPP Loan.  If the Company retains the PPP Loan, we will continue to use the PPP Loan proceeds on qualifying expenses; however, there is no guarantee that any portion of the PPP Loan proceeds will be forgiven.
The French Loan
On April 17, 2020, S.I.A.R.R. SAS (the “French Borrower”), an indirect subsidiary of Horizon Global Corporation, received a loan from BNP Paribas (the “French Loan”) for $5.5 million. The French Loan, issued pursuant to an agreement dated April 9, 2020, between the French Borrower and BNP Paribas, matures on April 8, 2021. The French Loan bears interest at a rate of 0.5% per annum. The French Borrower, at its election, may repay the French Loan in full on April 16, 2021 or in monthly installments for a period of five years from the date of election.
Loan Agreement and Term Loan Waivers and Consents
On May 15, 2020, the Company obtained waivers and consents in connection with its Loan Agreement and the First Lien Term Loan Agreement and the Second Lien Term Loan Agreement that, among other things, consented to the Company’s applying for, obtaining and incurring the PPP Loan and French Loan. Additionally, the waivers and consents in connection with the First Lien Term Loan Agreement and the Second Lien Term Loan Agreement amended the secured net leverage ratio requirements under the agreements to remove the March 31, 2021 leverage ratio test and provide that the secured net leverage ratio requirement will begin with the fiscal quarter ending June 30, 2021 as follows:

•	June 30, 2021: 6.00 to 1.00

•	September 30, 2021 and each fiscal quarter ending thereafter: 5.00 to 1.00
The waivers and consents to the First Lien Term Loan Agreement and Second Lien Term Loan Agreement also amended the fixed charge coverage ratio covenant under the agreements to not be below 1.0 to 1.0 beginning with the fiscal quarter ending June 30, 2021.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition contains forward-looking statements regarding industry outlook and our expectations regarding the performance of our business. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under the heading “Forward-Looking Statements,” at the beginning of this Quarterly Report on Form 10-Q. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the Company’s reports on file with the Securities and Exchange Commission, as well as our Annual Report on Form 10-K for the year ended December 31, 2019 (See Item 1A. Risk Factors).
Overview
Headquartered in Plymouth, Michigan, Horizon Global Corporation and its consolidated subsidiaries (“Horizon,” “Horizon Global,” “we,” or the “Company”) are a leading designer, manufacturer and distributor of a wide variety of high-quality, custom-engineered towing, trailering, cargo management and other related accessory products on a global basis, primarily servicing the aftermarket, retail and e-commerce and original equipment manufacturers (“OEMs”) and original equipment servicers (“OESs”) (collectively, “OEs”) channels, supporting our customers through a regional service and delivery model.
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

•
Our ability to manage our cost structure more efficiently via global supply base management, internal sourcing and/or purchasing of materials, selective outsourcing and/or purchasing of support functions, working capital management and a global approach to leverage of our administrative functions; and

•
Our ability to manage the business disruption and the operational and financial impacts, including temporary facility closures, liquidity and other economic and business uncertainties related to the COVID-19 pandemic as further detailed below.

If we are unable to do any of the foregoing successfully, our financial condition and results of operations could be materially and adversely impacted.
In December 2019, a novel coronavirus (“COVID-19”) outbreak occurred in China and has since spread to other parts of the world and been declared a pandemic. In connection with the COVID-19 pandemic, we have been adhering to mandates and other guidance from local governments and health authorities, as well as the World Health Organization and the Centers for Disease Control. As a result of the pandemic, we have experienced, and may continue to experience, decreases in demand and customer orders for our products in all sales channels, as well as temporary disruptions and closures of some of our facilities due to decreased demand and government mandates. COVID-19 has also impacted various aspects of the supply chain as our suppliers experience similar business disruptions due to operating restrictions from government mandates. We continue to monitor procurement of raw materials and components used in the manufacturing, distribution and sale of our products, but continued disruptions in the supply chain due to COVID-19 may cause difficulty in sourcing materials or unexpected shortages or delays in delivery of raw materials and components, and may result in increased costs in our supply chain. The extent to which we or our customers may successfully mitigate the impact of COVID-19, if at all, is unclear. The extent and duration of the impact of COVID-19 and resulting effect on the Company’s operations continues to evolve and remains uncertain. However, we expect that our results of operations in future periods will be adversely impacted by the COVID-19 outbreak and its negative effects on global economic conditions. See Part II, Item 1A, “Risk Factors,” for additional risks relating to the COVID-19 pandemic.

Horizon Global reports its business in two operating segments: Horizon Americas and Horizon Europe-Africa. See Note 17, Segment Information, included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” within this Quarterly Report on Form 10-Q for further description of the Company’s operating segments.
We report shipping and handling expenses associated with Horizon Americas’ distribution network as an element of selling, general and administrative expenses in our condensed consolidated statements of operations. As such, gross margins for Horizon Americas may not be comparable to those of Horizon Europe-Africa, which primarily relies on third-party distributors, for which all costs are included in cost of sales.
Supplemental Analysis and Segment Information
Non-GAAP Financial Measures

The Company’s management utilizes Adjusted EBITDA as the key measure of company and segment performance and for planning and forecasting purposes, as management believes this measure is most reflective of the operational profitability or loss of the Company and its operating segments and provides management and investors with information to evaluate the operating performance of its business and is representative of its performance used to measure certain of its financial covenants, further discussed in the Liquidity and Capital Resources section below. Adjusted EBITDA should not be considered a substitute for results prepared in accordance with US GAAP and should not be considered an alternative to net income attributable to Horizon Global, which is the most directly comparable financial measure to Adjusted EBITDA that is prepared in accordance with US GAAP. Adjusted EBITDA, as determined and measured by Horizon Global, should also not be compared to similarly titled measures reported by other companies. The Company also uses operating income (loss) to measure stand-alone segment performance.

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

The following table summarizes Adjusted EBITDA for our operating segments for the three months ended March 31, 2020 (“1Q20”):

	Three Months Ended March 31, 2020
	Horizon Americas	Horizon Europe-Africa	Corporate	Consolidated
	(dollars in thousands)
Net loss attributable to Horizon Global				$(16,740)
Net loss attributable to noncontrolling interest				(290)
Net loss				$(17,030)
Interest expense				8,190
Income tax benefit				(10)
Depreciation and amortization				5,060
EBITDA	$4,940	$(1,090)	$(7,640)	$(3,790)
Net loss attributable to noncontrolling interest	—	290	—	290
Loss from discontinued operations, net of tax	—	—	500	500
Severance	530	20	(10)	540
Restructuring, relocation and related business disruption costs	890	—	110	1,000
Non-cash stock compensation	—	—	420	420
Loss (gain) on business divestitures and other assets	360	(180)	—	180
Product liability and litigation claims	—	1,510	—	1,510
Debt issuance costs	—	—	750	750
Unrealized foreign currency remeasurement costs	(600)	1,750	380	1,530
Adjusted EBITDA	$6,120	$2,300	$(5,490)	$2,930

The following table summarizes Adjusted EBITDA for our operating segments for the three months ended March 31, 2019 (“1Q19”):

	Three Months Ended March 31, 2019
	Horizon Americas	Horizon Europe-Africa	Corporate	Consolidated
	(dollars in thousands)
Net loss attributable to Horizon Global				$(25,100)
Net loss attributable to noncontrolling interest				(520)
Net loss				$(25,620)
Interest expense				10,830
Income tax benefit				(270)
Depreciation and amortization				5,210
EBITDA	$30	$(4,640)	$(5,240)	$(9,850)
Net loss attributable to noncontrolling interest	—	520	—	520
Income from discontinued operations, net of tax	—	—	(3,780)	(3,780)
Severance	80	(20)	—	60
Restructuring, relocation and related business disruption costs	770	(1,400)	—	(630)
Non-cash stock compensation	—	—	370	370
Loss on business divestitures and other assets	530	3,630	—	4,160
Board transition support	—	—	690	690
Product liability and litigation claims	—	4,320	—	4,320
Debt issuance costs	—	—	1,740	1,740
Unrealized foreign currency remeasurement costs	(230)	1,240	330	1,340
Other	210	(110)	(100)	—
Adjusted EBITDA	$1,390	$3,540	$(5,990)	$(1,060)
Segment Information
Previously, the Company had three operating segments. However, as a result of the divestiture of Horizon Asia-Pacific (“APAC”) in the third quarter of 2019, we have removed APAC as a separate operating segment and its results are presented as a discontinued operation. Historical information has been retrospectively adjusted to reflect these changes. Please see Note 3, Discontinued Operations, and Note 17, Segment Information included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” within this Quarterly Report on Form 10-Q for further description of the Company’s for additional information.
The following table summarizes financial information for our operating segments for 1Q20 and 1Q19:

	Three Months Ended March 31,				Change		Constant Currency Change
	2020	As a Percentage of Net Sales	2019	As a Percentage of Net Sales	$	%	$	%
	(dollars in thousands)
Net Sales
Horizon Americas	$92,370	56.6%	$95,500	53.8%	$(3,130)	(3.3%)	$(2,950)	(3.1%)
Horizon Europe-Africa	70,880	43.4%	82,170	46.2%	(11,290)	(13.7%)	(9,330)	(11.4%)
Total	$163,250	100.0%	$177,670	100.0%	$(14,420)	(8.1%)	$(12,280)	(6.9%)
Gross Profit
Horizon Americas	$19,620	21.2%	$17,910	18.8%	$1,710	9.5%	$1,750	9.8%
Horizon Europe-Africa	6,630	9.4%	5,650	6.9%	980	17.3%	1,120	19.8%
Total	$26,250	16.1%	$23,560	13.3%	$2,690	11.4%	$2,870	12.2%
Selling, General and Administrative Expenses
Horizon Americas	$16,830	18.2%	$19,410	20.3%	$(2,580)	(13.3%)	$(2,520)	(13.0%)
Horizon Europe-Africa	9,140	12.9%	10,280	12.5%	(1,140)	(11.1%)	(890)	(8.7%)
Corporate	6,890	N/A	8,680	N/A	(1,790)	(20.6%)	(1,790)	(20.6%)
Total	$32,860	20.1%	$38,370	21.6%	$(5,510)	(14.4%)	$(5,200)	(13.6%)
Operating Profit (Loss)
Horizon Americas	$2,730	3.0%	$(1,500)	(1.6)%	$4,230	(282.0%)	$4,210	(280.7%)
Horizon Europe-Africa	(2,510)	(3.5)%	(3,190)	(3.9)%	680	(21.3%)	560	(17.6%)
Corporate	(6,900)	N/A	(8,680)	N/A	1,780	(20.5%)	1,780	(20.5%)
Total	$(6,680)	(4.1)%	$(13,370)	(7.5)%	$6,690	(50.0%)	$6,550	(49.0%)
Capital Expenditures
Horizon Americas	$570	0.6%	$760	0.8%	$(190)	(25.0%)	$(190)	(25.0%)
Horizon Europe‑Africa	3,490	4.9%	750	0.9%	2,740	365.3%	3,190	425.3%
Corporate	—	N/A	40	N/A	(40)	(100.0%)	(40)	(100.0%)
Total	$4,060	2.5%	$1,550	0.9%	$2,510	161.9%	$2,960	191.0%
Depreciation and Amortization of Intangible Assets
Horizon Americas	$2,160	2.3%	$2,030	2.1%	$130	6.4%	$150	7.4%
Horizon Europe‑Africa	2,850	4.0%	3,100	3.8%	(250)	(8.1%)	(170)	(5.5%)
Corporate	50	N/A	80	N/A	(30)	(37.5%)	(30)	(37.5%)
Total	$5,060	3.1%	$5,210	2.9%	$(150)	(2.9%)	$(50)	(1.0%)
Adjusted EBITDA
Horizon Americas	$6,120	6.6%	$1,390	1.5%	$4,730	340.3%	N/A	N/A
Horizon Europe-Africa	2,300	3.2%	3,540	4.3%	(1,240)	(35.0%)	N/A	N/A
Corporate	(5,490)	N/A	(5,990)	N/A	500	(8.3%)	N/A	N/A
Total	$2,930	1.8%	$(1,060)	(0.6)%	$3,990	(376.4%)	N/A	N/A

Results of Operations Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Consolidated net sales decreased by $14.4 million, or 8.1%, to $163.3 million in 1Q20, as compared with $177.7 million in 1Q19, driven by a decrease in net sales in Horizon Americas and Horizon Europe-Africa, attributable to the initial impacts of economic uncertainty and business disruptions in these jurisdictions associated with the COVID-19 pandemic during 1Q20. The decrease in net sales within Horizon Americas of $3.1 million was primarily driven by sales decreases in the retail and industrial sales channels, partially offset by increases in the aftermarket and E-commerce sales channels. The decrease in net sales of $11.3 million in Horizon Europe-Africa was driven by declines in sales volumes in all channels, the sale of its non-automotive business in 1Q19 and unfavorable currency translation. Removing the currency translation impact, net sales in Horizon Europe-Africa decreased $9.3 million for the reasons mentioned above.
Gross profit margin (gross profit as a percentage of net sales) was 16.1% and 13.3% during 1Q20 and 1Q19, respectively. The improved gross profit margin is primarily due to favorable sales mix in both operating segments and improved operating efficiency in Horizon Americas. In addition, Horizon Europe-Africa incurred a $4.3 million charge in 1Q19 for potential claims from product sold by Horizon Europe-Africa arising from potentially faulty components provided by a supplier which did not recur in the current year, partially offset by a $1.5 million charge in 1Q20 for settlement of certain intellectual property infringement claims. Refer to Note 13, Contingencies, included in Part I, Item 1, “Notes to the Condensed Consolidated Financial Statements,” within this Quarterly Report on Form 10-Q for more information on the 1Q20 litigation settlement.
Selling, general and administrative (“SG&A”) expenses decreased by $5.5 million primarily attributable to lower distribution center lease, operating and support costs in Horizon Americas and lower legal, administrative and personnel cost savings realized in Horizon Europe-Africa as a result of prior year restructuring and business rationalization projects. Additionally, there was $1.7 million of higher professional service fees and other costs incurred in the prior-year related to a new debt issuance, amendments, and modifications and related structure changes entered into during 1Q19.
Operating margin (operating profit (loss) as a percentage of net sales) was (4.1)% and (7.5)% in 1Q20 and 1Q19, respectively. Operating loss improved by $6.7 million to an operating loss of $6.7 million in 1Q20, from an operating loss of $13.4 million in 1Q19, primarily as a result of the gross profit and SG&A expense improvements detailed above.
Other expense, net decreased by $3.8 million to $1.7 million in 1Q20, as compared to $5.5 million in 1Q19 primarily attributable to the $3.6 million loss on the sale of the non-automotive business in 1Q19, partially offset by additional foreign currency loss in 1Q20.
Interest expense decreased by $2.6 million to $8.2 million in 1Q20, compared to $10.8 million in 1Q19. Interest expense decreased as a result of the pay down of principal on the Company’s First Lien Term Loan (as defined below) in September 2019, which resulted in lower borrowings as well as lower interest rates compared to 1Q19. In addition, the lower interest expense was partially offset by $0.8 million of unamortized debt issuance costs recorded in connection with the extinguishment of the Company’s ABL Facility (as defined in Note 9, Long-term Debt, included in Part I, Item 1, “Notes to the Condensed Consolidated Financial Statements,” within this Quarterly Report on Form 10-Q).
The effective income tax rate for continuing operations for 1Q20 and 1Q19 was 0.1% and 0.9%, respectively. The slightly lower effective income tax rate in 1Q20 is attributable to valuation allowances recorded in foreign jurisdictions at December 31, 2019, which resulted in no income tax benefit recognized for jurisdictional pretax losses.
Net loss from continuing operations improved by $12.9 million to a net loss of $16.5 million in 1Q20, compared to a net loss from continuing operations of $29.4 million in 1Q19 related to the operating results discussed above.
(Loss) income from discontinued operations, net of tax is attributable to the sale of the Company’s former APAC operating segment, which was sold in September 2019. During 1Q20, the remaining post-closing conditions of the sale were completed, including a true up to net cash proceeds, which resulted in a loss on sale of discontinued operations of $0.5 million. APAC has been presented as discontinued operations in our condensed consolidated financial statements in accordance with FASB ASC No. 205, Discontinued Operations. See Note 3, Discontinued Operations, included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” within this Quarterly Report on Form 10-Q for further description of the Company’s discontinued operations.
See below for a discussion of operating results by segment.

Horizon Americas
Net sales by sales channel, in thousands, for Horizon Americas during 1Q20 and 1Q19 are as follows:

	Three Months Ended March 31,		Change
	2020	2019	$	%
Net Sales
Automotive OEM	$20,360	$20,240	$120	0.6%
Automotive OES	1,270	1,610	(340)	(21.1)%
Aftermarket	26,770	24,150	2,620	10.8%
Retail	23,570	28,430	(4,860)	(17.1)%
Industrial	7,850	9,280	(1,430)	(15.4)%
E-commerce	12,510	11,790	720	6.1%
Other	40	—	40	N/A
Total	$92,370	$95,500	$(3,130)	(3.3)%
Horizon Americas began 1Q20 with strong performance and our operating results through February 2020 reflected strong demand for our products. However, the 1Q20 results were negatively impacted by the COVID-19 pandemic as the Company flexed down operations at its manufacturing and distribution facilities in line with customer demand and in accordance with applicable government mandated operational restrictions. As a result, net sales decreased by $3.1 million, or 3.3%, to $92.4 million in 1Q20, as compared to $95.5 million during 1Q19, primarily attributable to lower volumes in the retail and industrial sales channels, as well as a $2.3 million increase in sales discounts, returns and allowances, partially offset by higher net sales in the aftermarket sales channel.
Horizon Americas’ gross profit increased by $1.7 million to $19.6 million in 1Q20 compared to $17.9 million in 1Q19. The increase in gross profit margin reflects the changes in sales detailed above. Additionally, gross profit was impacted by the following:

–	$3.4 million lower scrap costs and inventory reserves; and

–	$1.5 million in lower outbound freight costs; partially offset by:

–	$0.2 million of costs incurred related to the finalization of facility closures.
SG&A expenses decreased by $2.6 million to $16.8 million, or 18.2% of net sales, in 1Q20, as compared to $19.4 million, or 20.3% of net sales, in 1Q19. The decrease in SG&A expenses was attributable to the following:

–	$1.8 million of lower distribution center lease, operating and support costs; and

–	$0.7 million of lower personnel and compensation costs.
Horizon Americas’ operating margin increased by $4.2 million to an operating profit of $2.7 million, or 3.0% of net sales, in 1Q20, as compared to an operating loss of $(1.5) million, or (1.6)% of net sales, in 1Q19. Operating margin improved primarily due to the improved gross profit and lower SG&A expenses discussed above.
Horizon Americas’ Adjusted EBITDA increased by $4.7 million to $6.1 million in 1Q20, as compared to Adjusted EBITDA of $1.4 million in 1Q19. Adjusted EBITDA increased primarily due to the improved gross profit and lower SG&A expenses discussed above.

Horizon Europe-Africa
Net sales by sales channel, in thousands, for Horizon Europe-Africa during 1Q20 and 1Q19 are as follows:

	Three Months Ended March 31,		Change
	2020	2019	$	%
Net Sales
Automotive OEM	$41,400	$48,920	$(7,520)	(15.4)%
Automotive OES	12,460	13,290	(830)	(6.2)%
Aftermarket	15,710	16,290	(580)	(3.6)%
Industrial	320	700	(380)	(54.3)%
E-commerce	430	530	(100)	(18.9)%
Other	560	2,440	(1,880)	(77.0)%
Total	$70,880	$82,170	$(11,290)	(13.7)%
Horizon Europe-Africa began 1Q20 with strong performance with higher demand for our products compared to 1Q20 until the COVID-19 outbreak. In response to the outbreak, the Company temporarily idled certain manufacturing facilities in line with customer demand and in accordance with applicable government mandated operational restrictions. As a result, net sales decreased by $11.3 million, or 13.7%, to $70.9 million in 1Q20, as compared to $82.2 million in 1Q19, primarily attributable to lower volumes in the automotive OEM and OES sales channels. In addition, net sales were impacted by $2.0 million of unfavorable foreign currency translation, primarily driven by the weakening of the euro in relation to the US dollar as well as a $2.1 million impact related to the Company’s divestiture of its non-automotive business in 1Q19.
Horizon Europe-Africa’s gross profit increased by $1.0 million, or 17.3%, to $6.6 million, or 9.4% of net sales, in 1Q20, compared to $5.7 million, or 6.9% of net sales, in 1Q19. The increase in gross profit margin reflects the changes in sales detailed above. In addition, gross profit was impacted by the following:

–
$4.3 million of prior-year charges related to potential claims from product sold by Horizon Europe-Africa arising from potentially faulty components provided by a supplier that did not recur in 2020, see Note 13, Contingencies, included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements;” and

–	$0.7 million of payroll reimbursement costs received in 1Q20 under terms of the KUG (as defined in the Liquidity section below); partially offset by:

–
$1.5 million charge in 1Q20 for settlement of certain intellectual property infringement claims, see Note 13, Contingencies, included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements” for more information on the prior-year potential claims and 1Q20 settlement of intellectual property infringement claims.

SG&A expenses decreased by $1.1 million to $9.1 million, or 12.9% of net sales, in 1Q20, as compared to $10.3 million, or 12.5% of net sales, in 1Q19. The decrease in SG&A expenses was primarily attributable to the following:

–	$0.6 million of lower legal and other administrative costs; and

–	$0.6 million of lower personnel and compensation costs, which includes $0.1 million of payroll reimbursement costs received in 1Q20 under terms of the KUG (as defined in the Liquidity section below).
Horizon Europe-Africa’s operating margin increased by $0.7 million to an operating loss of $(2.5) million, or (3.5)% of net sales, in 1Q20, as compared to an operating loss of $(3.2) million, or (3.9)% of net sales, in 1Q19. Operating margin improved primarily due to the improved gross profit and lower SG&A expenses discussed above, partially offset by a $1.4 million gain recognized in 1Q19 on the sale of a former production facility in the United Kingdom.
Horizon Europe-Africa’s Adjusted EBITDA decreased by $1.2 million to $2.3 million in 1Q20, as compared to Adjusted EBITDA of $3.5 million in 1Q19. Adjusted EBITDA decreased primarily due to the operational results described above.

Corporate Expenses
Corporate expenses included in operating loss decreased by $1.8 million to $6.9 million in 1Q20, as compared to $8.7 million in 1Q19. The decrease was primarily attributable to $1.7 million of higher professional service fees and other costs incurred in the prior-year related to a new debt issuance, amendments, and modifications and related structure changes entered into during 1Q19 as compared with such costs in 1Q20 related to the entry into the Company’s Revolving Credit Facility. See Note 9, Long-term Debt, included in Part I, Item 1, “Notes to the Condensed Consolidated Financial Statements,” within this Quarterly Report on Form 10-Q for more information on the Company’s Revolving Credit Facility.
Corporate Adjusted EBITDA was $(5.5) million during 1Q20, which was an improvement of $0.5 million, as compared to Adjusted EBITDA of $(6.0) million in 1Q19. Adjusted EBITDA improved primarily due to the lower professional fees and other costs discussed above.

Liquidity and Capital Resources
Our capital and working capital requirements are funded through a combination of cash flows from operations, cash on hand and various borrowings and factoring arrangements described below, including our asset-based revolving credit facility (as defined below). As of March 31, 2020, and December 31, 2019, there was $12.2 million and $8.7 million, respectively, of cash held at foreign subsidiaries. There may be country specific regulations which may restrict or result in increased costs in the repatriation of these funds.
We believe our available our cash on hand, cash flow from operations and availability under our Revolving Credit Facility are our most significant sources of liquidity. In response to the current uncertain economic environment resulting from the COVID-19 pandemic, the Company has pursued funding from available government programs and other sources of liquidity designed to strengthen its balance sheet and enhance financial flexibility. These sources include short-term loans, some of which are forgivable if certain conditions are met, as well as entering into or modifying other arrangements, including expanded use of receivables factoring. A summary of these actions is described below.
On April 17, 2020, S.I.A.R.R. SAS (the “French Borrower”), an indirect subsidiary of Horizon Global Corporation, received a loan from BNP Paribas (the “French Loan”) for $5.5 million. The French Loan, issued pursuant to an agreement dated April 9, 2020, between the French Borrower and BNP Paribas, matures on April 8, 2021. The French Loan bears interest at a rate of 0.5% per annum. The French Borrower, at its election, may repay the French Loan in full on April 16, 2021 or in monthly installments for a period of five years from the date of election.
On April 21, 2020, Horizon Global Company LLC (the “US Borrower”), a direct US-based subsidiary of Horizon Global Corporation, received a loan from PNC Bank, National Association for $8.7 million, pursuant to the Paycheck Protection Program (“the PPP Loan”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan, which is in the form of a Note dated April 18, 2020 issued by the US Borrower, matures on April 18, 2022. The PPP Loan bears interest at 1.0% per annum and is payable monthly commencing on November 15, 2020. Funds from the PPP Loan may be used for payroll, costs used to continue group health care benefits, rent and utilities. Under the terms of the PPP Loan, certain amounts may be forgiven if they are used for qualifying expenses as described in the Act.
The Company submitted its PPP Loan application in good faith in accordance with the CARES Act and the guidance issued by the Small Business Administration (the “SBA”), including the SBA’s Paycheck Protection Program Loans Frequently Asked Questions (the “FAQs”).  Subsequent to the Company’s application and receipt of the PPP Loan proceeds, the SBA issued guidance that provided uncertainty regarding the Company’s eligibility to receive the PPP Loan. We have sought clarification from the United States Department of the Treasury (the “US Treasury”) regarding our eligibility. In the meantime, we will continue to assess the FAQs and other new guidance issued by the SBA. Absent clarity from the US Treasury, the FAQs or other new guidance issued by the SBA regarding our eligibility, we expect to return the PPP Loan.  If the Company retains the PPP Loan, we will continue to use the PPP Loan proceeds on qualifying expenses; however, there is no guarantee that any portion of the PPP Loan proceeds will be forgiven.
On March 31, 2020, Westfalia-Automotive Gmbh (“Westfalia”), an indirect subsidiary of Horizon Global Corporation, was approved for a government payroll reimbursement program in Germany under the Kurzarbeitergeld (the “KUG”). The KUG is designed to reimburse employers for payroll costs incurred and paid to employees affected by the business disruption and government mandated operating restrictions in place due to COVID-19 for the period March 1, 2020 through August 31, 2020. Westfalia was approved to receive reimbursement of certain costs for the period March 19, 2020 through August 31, 2020. As of March 31, 2020, the Company recognized $0.8 million for qualifying payroll costs incurred for which the Company expects to be reimbursed under terms of the KUG. The Company estimates it will recognize future reimbursements up to $7.5 million under terms of the KUG, provided the aforementioned local operating restrictions remain in place.
The Company is also taking the following measures to reduce costs and ensure appropriate liquidity:

–	pursuing additional governmental grant or loan programs in the jurisdictions in which it operates;

–	participating in payroll or payroll tax deferral programs such as those enacted by the CARES act;

–	undertaking negotiations with landlords to defer short-term rent payments;

–	assessing its supplier base and related payment terms to determine if supplier payment timing may be amended, extended and/or retimed;

–	reducing or retiming investments, including capital expenditures, that will not materially impact future business opportunities or our organic growth; and

–	reducing reliance on temporary employees in both administrative and operations functions.

Additionally, in the United States, the Company has not furloughed or otherwise voluntarily reduced its workforce during the crisis. To protect the continued employment of its US-based employees, the Company, in addition to the other cost savings measures described above, implemented a temporary 20% wage reduction for all employees in the United States. In some cases, employees outside of the United States have been furloughed in response to government mandated operational restrictions and fluctuations in customer demand. To the extent available, the Company availed itself of local government programs to support furloughed employees, such as those described above.
On March 13, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Encina Business Credit, LLC, as agent for the lenders party thereto. The Loan Agreement provides for an asset-based revolving credit facility (the “Revolving Credit Facility”) in the maximum aggregate principal amount of $75.0 million subject to customary borrowing base limitations contained therein, which amount may be increased at the Company’s request by up to $25.0 million. A portion of the proceeds received by the Company under the Loan Agreement were used to pay in full all outstanding debt incurred under the Company’s existing ABL Facility described below. There are no amortization payments required under the Loan Agreement. Borrowings under the Loan Agreement mature on the earlier of: (i) March 13, 2023 and (ii) 90 days prior to the maturity of any portion of the debt under the Company’s First Lien Term Loan or Second Lien Term Loan, as may be in effect from time to time, unless earlier terminated. Based on the maturity dates of the Company’s First Lien Term Loan and Second Lien Term Loan, the loans under the Loan Agreement would be due on March 31, 2021. In March 2020, the Company drew down $19.0 million from its $75.0 million Revolving Credit Facility to strengthen liquidity and supplement the Company’s cash position in United States. As of March 31, 2020, the Company had availability of $12.1 million under the Revolving Credit Facility and $35.2 million of cash in the United States.
Refer to Note 9, Long-term Debt, included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this Quarterly Report on Form 10-Q for additional information.
We believe the combination of these sources will enable us to meet our working capital, capital expenditures and other funding requirements. Our ability to fund our working capital needs, debt payments and other obligations, and to comply with financial covenants, including borrowing base limitations under our Revolving Credit Facility, depends on our future operating performance and cash flow and many factors outside of our control, including the costs of raw materials, the state of the automotive accessories market and financial and economic conditions and the extent and duration of the impact of COVID-19.
The Revolving Credit Facility matures on March 31, 2021, and as of March 31, 2020, had an outstanding balance of $57.0 million. The Company does not currently have sufficient cash, liquidity or projected future cash flows to repay the Revolving Credit Facility at maturity. The Company’s inability to repay its debt obligations as they become due, would result in an event of default. Such default, if not cured, would allow the lenders to accelerate the maturity of the debt, making it due and payable at that time, which would result in a cross default of our other debt obligations.

The Company has undertaken discussions with its lenders about amending, extending or refinancing its credit agreements, including the Revolving Credit Facility, or accessing additional liquidity, prior to the first quarter of 2021 when the Revolving Credit Facility becomes due. The Company has a history of successfully amending and extending credit agreements with its current lenders and believes it is probable such amendments, extensions or refinancing will be completed.
Cash Flows - Operating Activities
Net cash provided by and used for operating activities during 1Q20 and 1Q19 was $5.7 million and $49.6 million, respectively. During 1Q20, the Company used $3.5 million in cash flows, based on the reported net loss of $16.5 million and after considering the effects of non-cash items related to gains and losses on dispositions of property and equipment, depreciation, amortization of intangible assets, amortization of original issuance discount and debt issuance costs, deferred income taxes, stock compensation, paid-in-kind interest, and other, net. During 1Q19, the Company used $30.9 million in cash flows, based on the reported net loss of $29.4 million and after considering the effects of similar non-cash items.
Changes in operating assets and liabilities sourced $9.2 million and used $18.7 million of cash during 1Q20 and 1Q19, respectively. Increases in accounts receivable resulted in a net use of cash of $15.6 million and $19.2 million during 1Q20 and 1Q19, respectively. The increase in accounts receivable for both periods is a result of the higher sales activity during the first quarter compared to the fourth quarter due to the seasonality of the business.
Changes in inventory resulted in a source of cash of $15.4 million during 1Q20 and use of cash of $7.0 million during 1Q19. The decrease in inventory during 1Q20 was due to improved inventory management. The increase in inventory during 1Q19 was due to seasonal activity as we built inventory moving into the typically strong second quarter selling season.
Increases in accounts payable and accrued liabilities resulted in a source of cash of $11.6 million during 1Q20 and $10.2 million during 1Q19. The source of cash for 1Q20 as compared to 1Q19 is primarily due to the mix of payments made to suppliers and vendors and the related terms.

Cash Flows - Investing Activities
Net cash used for investing activities during 1Q20 was $4.0 million and net cash provided by investing activities was $4.8 million during 1Q19. 1Q20 saw higher capital expenditure needs of $4.1 million as compared to $1.6 million incurred during 1Q19 for growth, capacity and productivity-related projects, primarily within Horizon Europe-Africa. During 1Q19, net proceeds from the sale of certain non-automotive business assets were $5.0 million.
Cash Flows - Financing Activities
Net cash provided by financing activities was $34.7 million and $33.2 million during the 1Q20 and 1Q19, respectively. During 1Q20, proceeds from the Revolving Credit Facility, net of issuance costs, were $54.7 million. During 1Q20 and 1Q19, net repayments on the ABL totaled $19.9 million and $17.9 million, respectively. During 1Q19, net proceeds from borrowings on our Second Lien Term Loan were $35.5 million, and cash of $7.5 million was used for repayments on our First Lien Term Loan.
Factoring Arrangements
We have factoring arrangements with financial institutions to sell certain accounts receivable under non-recourse agreements. Total receivables sold during the year under the factoring arrangements were $59.1 million and $65.0 million as of March 31, 2020 and 2019, respectively. We utilize factoring arrangements as part of our business funding to meet the Company’s working capital needs. The costs of participating in these arrangements are immaterial to our results.
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
In March 2020, the Company amended the existing First Lien Term Loan Agreement (the “Ninth Term Amendment”) to remove the minimum liquidity covenant of $15.0 million, amend the net leverage ratio requirements to remove the December 31, 2020 leverage ratio test, and amend the fixed charge coverage ratio covenant to not be below 1.0 to 1.0 beginning with the fiscal quarter ending March 31, 2021.
Pursuant to the Ninth Term Amendment, the prior first lien leverage covenant was eliminated and replaced with the secured net leverage ratio starting with the fiscal quarter ending March 31, 2021 as follows:

•	March 31, 2021: 6.00 to 1.00

•	June 30, 2021 and each fiscal quarter ending thereafter: 5.00 to 1.00
In March 2020, the Company amended the existing Second Lien Term Loan Agreement (the “Second Lien Second Amendment”) to amend certain financial covenants as outlined above.
In March 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Encina Business Credit, LLC (“Encina”), as agent for the lenders party thereto. The Loan Agreement provides for an asset-based revolving credit facility (the “Revolving Credit Facility”) in the maximum aggregate principal amount of $75.0 million subject to customary borrowing base limitations contained therein, and may be increased at the Company’s request in increments of $5.0 million, up to a maximum of five times over the life of the Revolving Credit Facility, for a total increase of up to $25.0 million.
The interest on the loans under the Loan Agreement will be payable in cash at the interest rate of LIBOR plus 4.00% per annum, subject to a 1.00% LIBOR floor. All interest, fees, and other monetary obligations due may, in Encina’s discretion but upon prior notice to the Company, be charged to the loan account and thereafter be deemed to be part of the Revolving Credit Facility subject to the same interest rate. Borrowings under the Loan Agreement mature on the earlier of: (i) March 13, 2023 and (ii) 90 days prior to the maturity of any portion of the debt under the Company’s First Lien Term Loan or Second Lien Term Loan, as may be in effect from time to time, unless earlier terminated. Based on the maturity dates of the Company’s First Lien Term Loan and Second Lien Term Loan, the loans under the Loan Agreement would be due on March 31, 2021. With the proceeds of the Revolving Credit

Facility, the Company paid in full all outstanding debt incurred under the ABL facility which the Company accounted for as a debt extinguishment.
As of March 31, 2020, $57.0 million was outstanding on the Revolving Credit Facility bearing interest at a weighted average rate of 5.6% and $25.3 million was outstanding on the First Lien Term Loan bearing interest at 7.6%. The Company had $12.1 million of availability under the Revolving Credit Facility as of March 31, 2020.
The Loan Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including restrictions on incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The Revolving Credit Facility does not include any financial maintenance covenants other than a financial covenant that stipulates the Company will not make Capital Expenditures (as defined in the Loan Agreement) exceeding $30.0 million during any fiscal year.
We are subject to variable interest rates on our First Lien Term Loan and Revolving Credit Facility. At March 31, 2020, one-month LIBOR and three-month LIBOR approximated 1.02% and 1.44%, respectively.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases and rent expense related thereto for 1Q20 approximated $3.6 million. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.
The Company is in compliance with all of its financial covenants in its debt agreements as of March 31, 2020. Refer to Note 9, Long-term Debt, in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this Quarterly Report on Form 10-Q for additional information.
On May 15, 2020, the Company obtained waivers and consents in connection with its Loan Agreement and the First Lien Term Loan Agreement and the Second Lien Term Loan Agreement that, among other things, consented to the Company’s applying for, obtaining and incurring the PPP Loan and French Loan. Additionally, the waivers and consents in connection with the First Lien Term Loan Agreement and the Second Lien Term Loan Agreement amended the secured net leverage ratio requirements under the agreements to remove the March 31, 2021 leverage ratio test and provide that the secured net leverage ratio requirement will begin with the fiscal quarter ending June 30, 2021 as follows:

•	June 30, 2021: 6.00 to 1.00

•	September 30, 2021 and each fiscal quarter ending thereafter: 5.00 to 1.00
The waivers and consents to the First Lien Term Loan Agreement and Second Lien Term Loan Agreement also amended the fixed charge coverage ratio covenant under the agreements to not be below 1.0 to 1.0 beginning with the fiscal quarter ending June 30, 2021.
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
The reconciliations of net income (loss) attributable to Horizon Global to EBITDA, EBITDA to Adjusted EBITDA and Adjusted EBITDA to Consolidated EBITDA for the three months ended March 31, 2020 and 2019, and the last twelve months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,			Last Twelve Months Ended March 31,
	2020	2019	Change	2020	2019	Change
	(dollars in thousands)
Net (loss) income attributable to Horizon Global	$(16,740)	$(25,100)	$8,360	$89,110	$(171,550)	$260,660
Net loss attributable to noncontrolling interest	(290)	(520)	230	(1,010)	(1,210)	200
Net (loss) income	$(17,030)	$(25,620)	$8,590	$88,100	$(172,760)	$260,860
Interest expense	8,190	10,830	(2,640)	55,630	32,430	23,200
Income tax benefit	(10)	(270)	260	(10,560)	(8,310)	(2,250)
Depreciation and amortization	5,060	5,210	(150)	21,530	20,640	890
EBITDA	$(3,790)	$(9,850)	$6,060	$154,700	$(128,000)	$282,700
Net loss attributable to noncontrolling interest	290	520	(230)	1,010	1,210	(200)
Loss (income) from discontinued operations, net of tax	500	(3,780)	4,280	(185,250)	(14,760)	(170,490)
EBITDA from continuing operations	$(3,000)	$(13,110)	$10,110	$(29,540)	$(141,550)	$112,010
Adjustments pursuant to Term Loan Agreements:
Losses on sale of receivables	290	530	(240)	1,360	1,890	(530)
Non-cash equity grant expenses	420	370	50	2,200	1,200	1,000
Other non-cash expenses or losses	1,530	4,970	(3,440)	270	93,380	(93,110)
Term Loans related fees, costs and expenses	—	1,740	(1,740)	1,180	1,740	(560)
Lender agent related professional fees, costs, and expenses	110	—	110	950	—	950
Non-recurring expenses or costs(a)	3,510	5,850	(2,340)	17,600	52,140	(34,540)
Non-cash losses on asset sales	70	(1,440)	1,510	1,210	620	590
Other	—	30	(30)	450	(1,560)	2,010
Adjusted EBITDA	$2,930	$(1,060)	$3,990	$(4,320)	$7,860	$(12,180)
Non-recurring expense limitation(a)(b)	N/A	N/A	N/A	(6,090)	(42,140)	36,050
Other	—	(30)	30	(450)	1,560	(2,010)
Consolidated EBITDA	$2,930	$(1,090)	$4,020	$(10,860)	$(32,720)	$21,860
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
Outlook
The Company began 1Q20 with a strong performance and our operating results demonstrated strong demand for our products. However, the outbreak of COVID-19 has caused significant business and economic disruption globally and resulted in economic uncertainty and challenges, both in the short term and long term. At this time, the Company’s main priority is the health of its employees and others in the communities where it does business and we are taking actions in response to the current environment. The Company has implemented risk mitigation plans across the enterprise to reduce the risk of spreading COVID-19 while continuing to operate to the extent possible. In accordance with mandates and other guidance from local governments and health authorities, as well as the World Health Organization and the Centers for Disease Control, the Company has taken the following measures:

–	requiring administrative employees to work remotely;

–	eliminated domestic and international travel

–
requiring on-site employees to practice social distancing, including refraining from handshaking, hugging or other forms of physical greeting and maintaining 6 feet of distance from coworkers where possible;

–	professionally sanitizing each facility on a regular basis;

–	sanitizing equipment between uses;

–	requiring frequent hand washing, including before and after the use of shared equipment;

–	conducting temperature checks on employees at the start of each shift;

–	providing and requiring the use of personal protective equipment by all employees during working hours;

–	ensuring availability of hand sanitizer at each facility and encouraging frequent application; and

–	requiring employees to stay home if they are experiencing cold or flu-like symptoms.

The Company has the ability to manufacture and distribute its products across its various sales channels, and continues to operate and fill customer orders. The Company is adhering to government mandated operational restrictions and flexing its operations in line with current and anticipated customer demand. The customers in our original equipment manufacturers and original equipment servicers sales channels were those most affected by government mandated operational restrictions. However, a majority of our customers in the aftermarket, retail, industrial and e-commerce sales channels continued to operate at lower levels of demand. Based on this approach, the Company:

–	continues to operate its distribution facilities in the United States, including its facility in Edgerton, Kansas;

–	reopened its primary manufacturing facilities in North America, Germany and France; and

–	currently expects to reopen the remainder of its manufacturing facilities in May.
The extent and duration of the COVID-19 pandemic remains uncertain, as does the impact on our business. The level of economic recovery we may experience as we look forward is also unclear and we will continue to assess the operational and financial impacts of the pandemic on our business.
Impact of New Accounting Standards
See Note 2, New Accounting Pronouncements, included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” within this Quarterly Report on Form 10-Q.
Critical Accounting Policies
Our financial statements are prepared in accordance with accounting principles generally accepted within the United States of Americas (“US GAAP”). Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates that affect both the amounts and timing of the recording of assets, liabilities, net sales and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, our evaluation of business and macroeconomic trends, and information from other outside sources, as appropriate.
There were no material changes to the items that we disclosed as our critical accounting policies in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2019.
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

For as long as we continue to be an emerging growth company, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of this classification. We will remain an emerging growth company until the earlier of (i) December 31, 2020, the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act; (ii) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion (subject to further adjustment for inflation) or more; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under applicable SEC rules. Based on the foregoing, we expect we will no longer qualify as an emerging growth company as of December 31, 2020.
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
Not applicable.

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
Evaluation of disclosure controls and procedures
As of March 31, 2020, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company’s disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2020, that have materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. As a result of the COVID-19 pandemic, certain employees of the Company began working remotely in March 2020. Management has taken measures to ensure that our internal controls over financial reporting remained effective and were not materially affected during the period. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
We are subject to claims and litigation in the ordinary course of business, but we do not believe that any such claim or litigation is likely to have a material adverse effect on our financial position, results of operations, or cash flows. For additional information regarding legal proceedings, refer to Note 13, Contingencies, included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” within this Quarterly Report on Form 10-Q.
Item 1A.    Risk Factors
For a discussion of our risks and uncertainties, see the risk factors below and the information found in the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2019.
The novel coronavirus (“COVID-19”) pandemic has disrupted, and may continue to disrupt, our business, which could result in a material adverse impact to our business, results of operations, cash flow, liquidity and financial condition.

In December 2019, the COVID-19 outbreak occurred in China and has since spread to other parts of the world. On March 11, 2020, the World Health Organization declared COVID-19 to be a global pandemic and recommended containment and mitigation measures. On March 13, 2020, the United States declared a national emergency concerning the outbreak. Along with these declarations, extraordinary and wide-ranging actions have been taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world. These actions include quarantines, social distancing and “stay-at-home” orders, travel restrictions, mandatory business closures and other mandates that have substantially restricted individuals’ daily activities and curtailed or ceased many businesses’ normal operations.

In response to the pandemic and these actions, we began implementing changes in our business in March 2020 to protect our employees and customers and support appropriate social distancing and other health and safety protocols. We have flexed the workforce in our distribution centers and manufacturing operations based on business needs, including the implementation of remote, alternate and flexible work arrangements where possible and remote work options for non-essential on-site functions and have adhered to geographical government mandates and operating restrictions for other facilities. Additionally, we have enhanced cleaning and sanitary procedures; eliminated domestic and international travel; restricted access to our facilities to only employees and implemented return to work screening protocols for when our facilities are reopened. While all of these measures have been necessary and appropriate, they have resulted in additional costs and may adversely impact our business and financial performance. As our response to the pandemic evolves, we expect to incur additional costs and will potentially experience adverse impacts to our business, each of which may be significant. In addition, an extended period of remote work arrangements could impair our ability to effectively manage our business, and introduce additional operational risks, including, but not limited to, cybersecurity risks and increased vulnerability to security breaches, cyber attacks, computer viruses, ransomware, or other similar events and intrusions.

To date, the COVID-19 pandemic has surfaced in nearly all regions around the world and has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. As a result, we have experienced, and may continue to experience, decreases in demand and customer orders for our products in all sales channels, as well as temporary disruptions and closures of some of our facilities due to decreased demand and government mandates. COVID-19 has also impacted various aspects of the supply chain as our suppliers experience similar business disruptions due to operating restrictions from government mandates. We continue to monitor procurement of raw materials and components used in the  manufacturing, distribution and sale of our products, but continued disruptions in the supply chain due to COVID-19 may cause difficulty in sourcing materials or unexpected shortages or delays in delivery of raw materials and components, and may result in increased costs in our supply chain. We have implemented plans to reduce spending in certain areas of our business, including flexing variable labor, involuntary leave programs, reductions or delays in variable costs and investments, including capital expenditures, and may need to take additional actions to reduce spending in the future.

We are closely monitoring and assessing the impact of the pandemic on our business, the extent of the impact on our liquidity to meet our short-term obligations and fund our business needs and growth, and our ability to meet financial covenants within our credit agreements. While we are closely monitoring the impact of the pandemic on all aspects of our business, the extent of the impact on our results of operations, cash flow, liquidity, and financial performance, as well as our ability to execute near- and long-term business strategies and initiatives, will depend on numerous evolving factors and future developments, which are highly uncertain and cannot be reasonably predicted, including: (a) the duration, severity and scope of the pandemic; (b) rapidly-changing governmental and public health mandates and guidance to contain and combat the outbreak; (c) the extent and duration of the pandemic’s adverse effect on economic and social activity, consumer confidence, discretionary spending and preferences, labor and healthcare costs, and unemployment rates, any of which may reduce demand for some of our products and impair the ability of those with whom we do business to satisfy their obligations to us; (d) our ability to sell and provide our services and products, including as a result of continued travel restrictions, mandatory business closures, and stay-at home or similar orders; (e) any temporary reduction in our workforce, closures of our offices and facilities and our ability to adequately staff and maintain our operations; (f) the ability of our customers and suppliers to continue their operations, which could result in terminations of contracts, losses of revenue, and further adverse effects to our supply chain; (g) any impairment in value of our tangible or intangible assets, which could be recorded as a result of weaker economic conditions; and (h) the potential effects on our internal controls, including as a result of changes in working environments and observing stay-at-home and similar orders that are applicable to our employees and business partners, among others. In addition, if the pandemic continues to create disruptions or turmoil in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs.

Given the inherent uncertainty surrounding COVID-19, we expect the pandemic may continue to have an adverse impact on our business in the near term. Should these conditions persist for a prolonged period, the COVID-19 pandemic, including any of the above factors and others that are currently unknown, may have a material adverse effect on our business, results of operations, cash flow, liquidity, and financial condition.

We are currently out of compliance with the NYSE's minimum market capitalization requirement and are at risk of the NYSE delisting our common stock, which would have an adverse impact on the trading volume, liquidity and market price of our common stock.

On April 30, 2020, we were notified (the “Notice”) by the New York Stock Exchange (the “NYSE”) that we were not in compliance with the continued listing standard set forth in Section 802.01B of the NYSE Listed Company Manual because our average market capitalization was less than $50 million over a consecutive 30 trading-day period and our stockholders’ equity was less than $50 million. We are taking actions to meet the continued listing standards of the NYSE to cure the market capitalization condition which we expect will ultimately lead to a recovery of our common stock price and market capitalization. Our common stock could also be delisted if our average market capitalization over a consecutive 30 day-trading period is less than $15 million, in which case we would not have an opportunity to cure the deficiency, our common stock would be suspended from trading on the NYSE immediately, and the NYSE would begin the process to delist our common stock, subject to our right to appeal under NYSE rules. We cannot assure you that any appeal we undertake in these or other circumstances will be successful. While we are working to cure this deficiency and regain compliance with this continued listing standard, there can be no assurance that we will be able to cure this deficiency or if we will cease to comply with another continued listing standard of the NYSE.

A delisting of our common stock from the NYSE could negatively impact us as it would likely reduce the liquidity and market price of our common stock; reduce the number of investors willing to hold or acquire our common stock; and negatively impact our ability to access equity markets and obtain financing.

If we fail to meet the necessary requirements for our common stock to remain listed on the NYSE or other similar markets, then we will be obligated to offer to repurchase all of our outstanding Convertible Notes. Our failure to make such an offer or repurchase any tendered Convertible Notes will result in an event of default under the indentures governing the Convertible Notes. Any such default will trigger a cross-default on our other debt obligations, including the First Lien Term Loan, Second Lien Term and Revolving Credit Facility. Our inability to cure any such defaults, including the payment of our debt obligations, would have a material adverse effect on our financial position and results of operations.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s purchases of its shares of common stock during the three months ended March 31, 2020 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)
January 1 - 31, 2020	—		—	813,494
February 1 - 29, 2020	—		—	813,494
March 1 - 31, 2020	—		—	813,494
Total	—		—	813.494
__________________________

(a) The Company has a share repurchase program that was announced in May 2017 to purchase up to 1.5 million shares of the Company’s common stock. As of March 31, 2020, 813,494 shares of common stock remains to be purchased under this program. The share repurchase program expired on May 5, 2020.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits.
Exhibits Index:

3.1(b)	Amended and Restated Certificate of Incorporation of Horizon Global Corporation, as amended.
3.2(a)	Amended and Restated By-laws of Horizon Global Corporation.
10.1*	Loan and Security Agreement dated March 13, 2020, by and among Horizon Global Americas Inc., the other parties thereto, the Lenders party thereto and Encina Business Credit, LLC, as Agent.
10.2
Second Amendment to Credit Agreement dated March 13, 2020, by and among Horizon Global Corporation, the financial institutions party thereto, as Lenders, and Cortland Capital Market Services LLC, as Administrative Agent and Collateral Agent.

10.3
Ninth Amendment to Credit Agreement dated March 13, 2020, by and among Horizon Global Corporation, the financial institutions party thereto, as Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent.

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

HORIZON GLOBAL CORPORATION (Registrant)

/s/ DENNIS E. RICHARDVILLE

Date:	May 18, 2020	By:	Dennis E. Richardville Chief Financial Officer