Form 10-Q
period 2020-06-30
Horizon Global Corp
filed 2020-08-07
CIK 1637655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of August 3, 2020, the number of outstanding shares of the Registrant’s common stock was 25,791,629 shares.

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

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited—dollars in thousands)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$34,230	$11,770
Restricted cash	5,770	—
Receivables, net	86,500	71,680
Inventories	116,220	136,650
Prepaid expenses and other current assets	8,870	8,570
Total current assets	251,590	228,670
Property and equipment, net	73,260	75,830
Operating lease right-of-use assets	44,130	45,770
Goodwill	3,200	4,350
Other intangibles, net	56,450	60,120
Deferred income taxes	490	430
Other assets	7,680	5,870
Total assets	$436,800	$421,040
Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings and current maturities, long-term debt	$10,060	$4,310
Accounts payable	85,330	78,450
Short-term operating lease liabilities	10,270	9,880
Accrued liabilities	50,890	48,850
Total current liabilities	156,550	141,490
Gross long-term debt	265,290	236,550
Unamortized debt issuance costs and discount	(25,330)	(31,500)
Long-term debt	239,960	205,050
Deferred income taxes	4,040	4,040
Long-term operating lease liabilities	46,610	48,070
Other long-term liabilities	15,780	13,790
Total liabilities	462,940	412,440
Contingencies (See Note 13)
Shareholders' equity:
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; 26,478,135 shares issued and 25,791,629 outstanding at June 30, 2020, and 26,073,894 shares issued and 25,387,388 outstanding at December 31, 2019	250	250
Common stock warrants exercisable for 6,443,910 and 6,487,674 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	10,610	10,610
Paid-in capital	164,550	163,240
Treasury stock, at cost: 686,506 shares at June 30, 2020 and December 31, 2019	(10,000)	(10,000)
Accumulated deficit	(175,050)	(141,970)
Accumulated other comprehensive loss	(12,090)	(9,790)
Total Horizon Global shareholders' (deficit) equity	(21,730)	12,340
Noncontrolling interest	(4,410)	(3,740)
Total shareholders' (deficit) equity	(26,140)	8,600
Total liabilities and shareholders' equity	$436,800	$421,040
The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited—dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$120,490	$192,650	$283,740	$370,320
Cost of sales	(102,440)	(156,340)	(239,440)	(310,450)
Gross profit	18,050	36,310	44,300	59,870
Selling, general and administrative expenses	(26,000)	(33,670)	(58,860)	(72,040)
Net (loss) gain on dispositions of property and equipment	(20)	10	(90)	1,450
Operating (loss) profit	(7,970)	2,650	(14,650)	(10,720)
Other (expense) income, net	(450)	500	(2,120)	(4,970)
Interest expense	(8,220)	(15,320)	(16,410)	(26,150)
Loss from continuing operations before income tax	(16,640)	(12,170)	(33,180)	(41,840)
Income tax (expense) benefit	(80)	1,040	(70)	1,310
Net loss from continuing operations	(16,720)	(11,130)	(33,250)	(40,530)
Income (loss) from discontinued operations, net of tax	—	2,990	(500)	6,770
Net loss	(16,720)	(8,140)	(33,750)	(33,760)
Less: Net loss attributable to noncontrolling interest	(380)	(60)	(670)	(580)
Net loss attributable to Horizon Global	$(16,340)	$(8,080)	$(33,080)	$(33,180)
Net (loss) income per share attributable to Horizon Global:
Basic:
Continuing operations	$(0.64)	$(0.44)	$(1.28)	$(1.58)
Discontinued operations	—	0.12	(0.02)	0.27
Total	$(0.64)	$(0.32)	(1.30)	(1.31)
Diluted:
Continuing operations	$(0.64)	$(0.44)	(1.28)	(1.58)
Discontinued operations	—	0.12	(0.02)	0.27
Total	$(0.64)	$(0.32)	(1.30)	(1.31)
Weighted average common shares outstanding:
Basic	25,618,793	25,282,791	25,509,794	25,235,704
Diluted	25,618,793	25,282,791	25,509,794	25,235,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited—dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(16,720)	$(8,140)	$(33,750)	$(33,760)
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	2,040	80	(2,300)	1,290
Derivative instruments	—	(210)	—	(1,280)
Total other comprehensive income (loss), net of tax	2,040	(130)	(2,300)	10
Total comprehensive loss	(14,680)	(8,270)	(36,050)	(33,750)
Less: Comprehensive loss attributable to noncontrolling interest	(380)	(60)	(670)	(580)
Comprehensive loss attributable to Horizon Global	$(14,300)	$(8,210)	$(35,380)	$(33,170)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited—dollars in thousands)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(33,750)	$(33,760)
Less: (Loss) income from discontinued operations	(500)	6,770
Net loss from continuing operations	(33,250)	(40,530)

Adjustments to reconcile net loss from continuing operations to net cash provided by (used for) operating activities:
Net loss (gain) on dispositions of property and equipment	90	(1,450)
Depreciation	7,100	7,390
Amortization of intangible assets	3,430	3,130
Amortization of original issuance discount and debt issuance costs	8,100	9,900
Deferred income taxes	10	260
Non-cash compensation expense	1,320	940
Paid-in-kind interest	3,660	4,370
Increase in receivables	(16,780)	(28,510)
Decrease (increase) in inventories	19,270	(7,820)
Increase in prepaid expenses and other assets	(2,890)	(1,040)
Increase in accounts payable and accrued liabilities	13,460	4,270
Other, net	1,380	(13,920)
Net cash provided by (used for) operating activities for continuing operations	4,900	(63,010)
Cash Flows from Investing Activities:
Capital expenditures	(5,450)	(5,680)
Net proceeds from sale of business	—	4,970
Net proceeds from disposition of property and equipment	70	1,550
Net cash (used for) provided by investing activities for continuing operations	(5,380)	840
Cash Flows from Financing Activities:
Proceeds from borrowings on credit facilities	6,290	14,100
Repayments of borrowings on credit facilities	(1,210)	(840)
Proceeds from Second Lien Term Loan, net of issuance costs	—	35,520
Repayments of borrowings on First Lien Term Loan, inclusive of transaction costs	—	(10,090)
Proceeds from Revolving Credit Facility, net of issuance costs	54,680	—
Repayments of borrowings on Revolving Credit Facility	(19,180)	—
Proceeds from ABL revolving debt, net of issuance costs	8,000	60,340
Repayments of borrowings on ABL revolving debt	(27,920)	(72,080)
Proceeds from Paycheck Protection Plan (PPP) Loan	8,670	—
Proceeds from issuance of Series A Preferred Stock	—	5,340
Proceeds from issuance of Warrants	—	5,380
Other, net	(10)	(10)
Net cash provided by financing activities for continuing operations	29,320	37,660
Discontinued Operations:
Net cash (used for) provided by discontinued operating activities	(500)	14,250
Net cash used for discontinued investing activities	—	(920)
Net cash provided by discontinued financing activities	—	—
Net cash (used for) provided by discontinued operations	(500)	13,330
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(110)	290
Cash, Cash Equivalents and Restricted Cash:
Increase (decrease) for the period	28,230	(10,890)
At beginning of period	11,770	27,650
At end of period	$40,000	$16,760
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,370	$11,750
Cash paid for taxes, net of refunds	$440	$910
The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited—dollars in thousands)

	Common Stock	Common Stock Warrants	Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Horizon Global Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Shareholders' Equity (Deficit)
Balance at January 1, 2020	$250	$10,610	$163,240	$(10,000)	$(141,970)	$(9,790)	$12,340	$(3,740)	$8,600
Net loss	—	—	—	—	(16,740)	—	(16,740)	(290)	(17,030)
Other comprehensive loss, net of tax	—	—	—	—	—	(4,340)	(4,340)	—	(4,340)
Shares surrendered upon vesting of employees share based payment awards to cover tax obligations	—	—	(60)	—	—	—	(60)	—	(60)
Non-cash compensation expense	—	—	420	—	—	—	420	—	420
Balances at March 31, 2020	250	10,610	163,600	(10,000)	(158,710)	(14,130)	(8,380)	(4,030)	(12,410)
Net loss	—	—	—	—	(16,340)	—	(16,340)	(380)	(16,720)
Other comprehensive income, net of tax	—	—	—	—	—	2,040	2,040	—	2,040
Shares surrendered upon vesting of employees share based payment awards to cover tax obligations	—	—	50	—	—	—	50	—	50
Non-cash compensation expense	—	—	900	—	—	—	900	—	900
Balances at June 30, 2020	$250	$10,610	$164,550	$(10,000)	$(175,050)	$(12,090)	$(21,730)	$(4,410)	$(26,140)

	Common Stock	Common Stock Warrants	Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Horizon Global Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Shareholders' Equity (Deficit)
Balances at January 1, 2019	$250	$—	$160,990	$(10,000)	$(222,720)	$7,760	$(63,720)	$(2,500)	$(66,220)
Net loss	—	—	—	—	(25,100)	—	(25,100)	(520)	(25,620)
Other comprehensive income, net of tax	—	—	—	—	—	140	140	—	140
Shares surrendered upon vesting of employees share based payment awards to cover tax obligations	—	—	(10)	—	—	—	(10)	—	(10)
Non-cash compensation expense	—	—	350	—	—	—	350	—	350
Issuance of Warrants	—	5,380	—	—	—	—	5,380	—	5,380
Balances at March 31, 2019	250	5,380	161,330	(10,000)	(247,820)	7,900	(82,960)	(3,020)	(85,980)
Net Loss	—	—	—	—	(8,080)	—	(8,080)	(60)	(8,140)
Other comprehensive loss, net of tax	—	—	—	—	—	(130)	(130)	—	(130)
Non-cash compensation expense	—	—	590	—	—	—	590	—	590
Issuance of Warrants	—	5,340	—	—	—	—	5,340	—	5,340
Balance at June 30, 2019	250	10,720	161,920	(10,000)	(255,900)	7,770	(85,240)	(3,080)	(88,320)

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
The full extent and impact of the coronavirus (“COVID-19”) pandemic remains unknown. However, we have made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are differences between these estimates and actual results, our consolidated financial statements may be materially affected.
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
In the first quarter of 2020, the remaining post-closing conditions of the sale were completed, including a true up to net cash proceeds, for which we recognized a loss on sale of discontinued operations of $0.5 million.
The following table presents the Company’s results from discontinued operations for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(dollars in thousands)
Net sales	$30,540	$62,550
Cost of sales	(22,790)	(46,280)
Selling, general and administrative expenses	(3,370)	(6,530)
Net gain on dispositions of property and equipment	(10)	—
Other expense, net	(50)	(190)
Interest expense	(130)	(230)
Income before income tax expense	4,190	9,320
Income tax expense	(1,200)	(2,550)
Income from discontinued operations, net of tax	$2,990	$6,770

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
The following tables present the Company’s net sales by segments and disaggregated by major sales channel for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Net Sales
Automotive OEM	$9,510	$20,620	$30,130
Automotive OES	1,080	7,720	8,800
Aftermarket	22,280	16,680	38,960
Retail	22,830	—	22,830
Industrial	5,040	340	5,380
E-commerce	13,370	230	13,600
Other	10	780	790
Total	$74,120	$46,370	$120,490

	Three Months Ended June 30, 2019
	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Net Sales
Automotive OEM	$23,680	$45,780	$69,460
Automotive OES	1,810	16,040	17,850
Aftermarket	28,840	20,070	48,910
Retail	33,200	—	33,200
Industrial	6,930	860	7,790
E-commerce	14,470	560	15,030
Other	20	390	410
Total	$108,950	$83,700	$192,650

	Six Months Ended June 30, 2020
	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Net Sales
Automotive OEM	$29,870	$62,020	$91,890
Automotive OES	2,350	20,180	22,530
Aftermarket	49,050	32,390	81,440
Retail	46,400	—	46,400
Industrial	12,890	660	13,550
E-commerce	25,880	660	26,540
Other	50	1,340	1,390
Total	$166,490	$117,250	$283,740

	Six Months Ended June 30, 2019
	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Net Sales
Automotive OEM	$43,920	$94,700	$138,620
Automotive OES	3,420	29,330	32,750
Aftermarket	52,990	36,360	89,350
Retail	61,630	—	61,630
Industrial	16,210	1,560	17,770
E-commerce	26,260	1,090	27,350
Other	20	2,830	2,850
Total	$204,450	$165,870	$370,320
During the three and six months ended June 30, 2020 and 2019, adjustments to estimates of variable consideration for previously recognized revenue were immaterial. As of June 30, 2020 and 2019, total opening and closing balances of contract assets and deferred revenue were immaterial.

5. Goodwill and Other Intangible Assets
During the six months June 30, 2020, the Company experienced a decline in its current and projected future operating and financial performance as well as pressure on its near-term financial forecasts as a result of the COVID-19 pandemic and the related wide-ranging actions taken by international, federal, state, and local public health and governmental authorities to combat the pandemic and spread of COVID-19 in regions across the United States and the world. These actions include quarantines, social distancing and “stay-at-home” orders, travel restrictions, mandatory business closures, and other mandates that have substantially restricted individuals’ daily activities and curtailed or ceased many businesses’ normal operations. In response to the pandemic and these actions, we had adhered to geographical government shutdowns and operating restrictions for our facilities, which resulted in an adverse impact to our business and financial performance in the first half of 2020, as well as on our near-term projected financial performance. Due to the impact of the COVID-19 pandemic, the Company identified an indicator of impairment on its goodwill and indefinite-lived intangible assets in its Horizon Americas reporting unit and on its indefinite-lived intangible assets in its Horizon Europe-Africa reporting unit in the first quarter of 2020.
As a result of the indicator, the Company performed an interim quantitative impairment assessment of the goodwill recorded for the Horizon Americas reporting unit as of March 31, 2020, by considering the market and income approaches. The results of the quantitative analysis performed indicated the fair value of the reporting unit exceeded the carrying value. Key assumptions used in the analysis were a discount rate of 14.0%, Adjusted EBITDA (as defined below) margin and a terminal growth rate of 3.0%. The primary driver in the reduction of the fair value of the reporting unit was a reduction of expected future cash flows during the remainder of 2020 as the full impact of the COVID-19 pandemic remains uncertain. Future events and changing market conditions, including operating restrictions may, however, lead the Company to re-evaluate the assumptions that have been used to test for goodwill impairment, including key assumptions used in the expected Adjusted EBITDA margins, cash flows and discount rate, as well as other assumptions with respect to matters outside of the Company’s control, such as currency rates and the aforementioned geographical government shutdowns and operating restrictions.
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
The Company will continues to assess the impact of the COVID-19 pandemic on its business and financial performance and any other indicators of potential impairment. During the three months ended June 30, 2020, our operations began to stabilize in response to customer demand, as the jurisdictions where we conduct operations began to reduce business operating restrictions. However, it is possible that if the jurisdictions where the Company does business, or those of its customers, experience additional or future operating restrictions, a decline in results may become more than temporary, and future indicators of impairment may be identified. This may result in a future interim impairment analysis being necessary, which could result in a future impairment of goodwill, indefinite-lived intangible assets or other long-lived assets.
Changes in the carrying amount of goodwill for the six months ended June 30, 2020 are summarized as follows:

	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Balance at December 31, 2019	$4,350	$—	$4,350
Foreign currency translation	(1,150)	—	(1,150)
Balance at June 30, 2020	$3,200	$—	$3,200

The gross carrying amounts and accumulated amortization of the Company’s other intangible assets are summarized as follows:

	As of June 30, 2020
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships (2 – 20 years)	$163,210	$(131,530)	$31,680
Technology and other (3 – 15 years)	21,740	(17,910)	3,830
Trademark/Trade names (1 – 8 years)	150	(150)	—
Total finite-lived intangible assets	185,100	(149,590)	35,510
Trademark/Trade names, indefinite-lived	20,940	—	20,940
Total other intangible assets	$206,040	$(149,590)	$56,450

	As of December 31, 2019
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships (2 – 20 years)	$164,150	$(129,310)	$34,840
Technology and other (3 – 15 years)	21,420	(17,260)	4,160
Trademark/Trade names (1 – 8 years)	150	(150)	—
Total finite-lived intangible assets	185,720	(146,720)	39,000
Trademark/Trade names, indefinite-lived	21,120	—	21,120
Total other intangible assets	$206,840	$(146,720)	$60,120
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
Amortization expense related to intangible assets as included in the accompanying condensed consolidated statements of operations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Technology and other, included in cost of sales	$550	$280	$670	$720
Customer relationships and Trademark/Trade names, included in selling, general and administrative expenses	1,310	950	2,760	2,410
Total amortization expense	$1,860	$1,230	$3,430	$3,130

6. Inventories
Inventories consist of the following components:

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Finished goods	$62,200	$82,080
Work in process	11,970	12,820
Raw materials	42,050	41,750
Total inventories	$116,220	$136,650

7. Property and Equipment, Net
Property and equipment, net consists of the following components:

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Land and land improvements	$470	$470
Buildings	20,960	21,290
Machinery and equipment	124,940	121,740
	146,370	143,500
Accumulated depreciation	(73,110)	(67,670)
Property and equipment, net	$73,260	$75,830
Depreciation expense included in the accompanying condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Depreciation expense, included in cost of sales	$3,260	$3,560	$6,410	$6,590
Depreciation expense, included in selling, general and administrative expenses	350	520	690	800
Total depreciation expense	$3,610	$4,080	$7,100	$7,390

8. Accrued and Other Long-term Liabilities
Accrued liabilities consist of the following components:

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Customer incentives	$16,050	$14,270
Accrued compensation	8,920	6,760
Customer claims	3,990	7,540
Short-term tax liabilities	3,110	90
Accrued professional services	2,560	4,790
Restructuring	1,400	2,340
Deferred purchase price	580	790
Other	14,280	12,270
Total accrued liabilities	50,890	$48,850
Other long-term liabilities consist of the following components:

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Deferred purchase price	$1,700	$2,370
Restructuring	1,340	1,600
Long-term tax liabilities	340	340
Other	12,400	9,480
Total other long-term liabilities	$15,780	$13,790

9. Long-term Debt
The Company’s long-term debt consists of the following:

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Revolving Credit Facility	$37,810	$—
ABL Facility	—	20,020
First Lien Term Loan	25,530	25,210
Second Lien Term Loan	59,330	56,960
Convertible Notes	125,000	125,000
Paycheck Protection Program Loan	8,670	—
Bank facilities, capital leases and other long-term debt	19,010	13,670
Gross debt	275,350	240,860
Less:
Current maturities, long-term debt	10,060	4,310
Gross long-term debt	265,290	236,550
Less:
Unamortized debt issuance costs and original issuance discount on First Lien Term Loan	480	700
Unamortized debt issuance costs and discount on Second Lien Term Loan	10,080	12,730
Unamortized debt issuance costs and discount on Convertible Notes	14,770	18,070
Unamortized debt issuance costs and discount	25,330	31,500
Long-term debt	$239,960	$205,050
ABL Facility
On December 22, 2015, the Company entered into an Amended and Restated Loan Agreement among the Company, Horizon Global Americas Inc. (“HGA”), Cequent UK Limited, Cequent Towing Products of Canada Ltd. (“Cequent Towing”), certain other subsidiaries of the Company party thereto as guarantors, the lenders party thereto and Bank of America, N.A., as agent for the lenders (the “ABL Loan Agreement”), under which the lenders party thereto agreed to provide the Company and certain of its subsidiaries with a committed asset-based revolving credit facility (the “ABL Facility”) providing for revolving loans up to an aggregate principal amount of $99.0 million.
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
In March 2020, the Company paid in full all outstanding debt incurred under the ABL Facility, which the Company accounted for as a debt extinguishment in accordance with guidance in Accounting Standards Codification (“ASC”) 405-20, “Extinguishment of Liabilities”. As a result of the debt extinguishment, the Company recorded $0.8 million of unamortized debt issuance costs in interest expense included in the accompanying condensed consolidated statement of operations during the six months ended June 30, 2020 in accordance with ASC 470-50, “Modifications and Extinguishments” (“ASC 470-50”). In addition, the Company recorded $0.6 million of additional costs in selling, general and administrative expenses included in the accompanying condensed consolidated statement of operations during the six months ended June 30, 2020.
The Company recognized no amortization of debt issuance costs and $0.4 million of amortization of debt issuance costs during the three and six months ended June 30, 2020, respectively, and $0.4 million and $0.5 million of amortization of debt issuance costs during the three and six months ended June 30, 2019, respectively, which are included in the accompanying condensed consolidated statements of operations.

Total letters of credit issued and outstanding under the ABL Facility were $1.2 million and $7.7 million at June 30, 2020 and December 31, 2019, respectively. The letters of credit were collateralized with a line block on the ABL Facility. As described below, as the ABL Facility was extinguished, the agreement governing the ABL Facility required cash collateral to be held until expiration of outstanding letters of credit arrangement. The cash collateral requirement is 105% of the outstanding letters of credit, for a total amount of $1.2 million as of June 30, 2020. The cash collateral will be released either because of expiration or early termination and reissuance of the letters of credit. Certain letters of credit were reissued under the Revolving Credit Facility, as defined below, with a total of $3.5 million issued and outstanding as of June 30, 2020, with no cash collateral requirement. Other letters of credit were reissued under the Revolving Credit Facility, with a cash collateral requirement, with total of $3.7 million as of June 30, 2020. The cash collateral requirement is 105% of the outstanding letters of credit, for a total amount of $4.0 million as of June 30, 2020. The Company presented the cash collateral in restricted cash in the accompanying June 30, 2020 condensed consolidated balance sheet.
Revolving Credit Facility
In March 2020, the Company, as guarantor, entered into a Loan and Security Agreement (the “Loan Agreement”) with Encina Business Credit, LLC (“Encina”), as agent for the lenders party thereto, and HGA and Cequent Towing, as borrowers (the “ABL Borrowers”). The Loan Agreement provides for an asset-based revolving credit facility (the “Revolving Credit Facility”) in the maximum aggregate principal amount of $75.0 million subject to customary borrowing base limitations contained therein, and may be increased at the ABL Borrowers’ request in increments of $5.0 million, up to a maximum of five times over the life of the Revolving Credit Facility, for a total increase of up to $25.0 million.
The interest on the loans under the Loan Agreement will be payable in cash at the interest rate of LIBOR plus 4.00% per annum, subject to a 1.00% LIBOR floor, provided that if for any reason the loans are converted to base rate loans, interest will be paid in cash at the customary base rate plus a margin of 3.00% per annum. All interest, fees, and other monetary obligations due may, in Encina’s discretion but upon prior notice to the ABL Borrowers, be charged to the loan account and thereafter be deemed to be part of the Revolving Credit Facility subject to the same interest rate. There are no amortization payments required under the Loan Agreement. Borrowings under the Loan Agreement mature on the earlier of: (i) March 13, 2023 and (ii) 90 days prior to the maturity of any portion of the debt under the Company’s First Lien Term Loan or Second Lien Term Loan, as may be in effect from time to time, unless earlier terminated. Based on the maturity dates of the Company’s First Lien Term Loan and Second Lien Term Loan, the loans under the Loan Agreement would be due on March 31, 2021. As a result of the 2020 Replacement Term Loan Amendment, as described in Note 20, Subsequent Events, the maturity of all borrowings under the Revolving Credit Facility were effectively extended to fiscal year 2022 and are presented in gross long-term debt in the accompanying condensed consolidated balance sheet as of June 30, 2020. All of the indebtedness under the Loan Agreement is and will be guaranteed by the Company and certain of the Company’s existing and future North American subsidiaries and is and will be secured by substantially all of the assets of the Company, such other guarantors, and the ABL Borrowers.
The Loan Agreement also contains a financial covenant that stipulates the ABL Borrowers and guarantors under the Loan Agreement will not make Capital Expenditures (as defined in the Loan Agreement) exceeding $30.0 million during any fiscal year.
Debt issuance costs of $2.3 million were incurred in connection with the entry into the Loan Agreement. These debt issuance costs will be amortized into interest expense over the contractual term of the Loan Agreement. The Company recognized $0.5 million and $0.7 million of amortization of debt issuance costs during the three and six months ended June 30, 2020, respectively, which are included in the accompanying condensed consolidated statement of operations. There were $1.6 million of unamortized debt issuance costs included in prepaid expenses and other current assets in the accompanying June 30, 2020 condensed consolidated balance sheet.
There was $37.8 million outstanding under the Revolving Credit Facility as of June 30, 2020 and $20.0 million outstanding under the ABL Facility as of December 31, 2019, with a weighted average interest rate of 5.0% and 5.5%, respectively. The Company had $11.3 million of availability under the Revolving Credit Facility as of June 30, 2020 and $33.1 million of availability under the ABL Facility as of December 31, 2019.
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
In March 2020, the Company entered into the ninth amendment to credit agreement (the “Ninth Term Amendment”) to amend the First Lien Term Loan Agreement. The Ninth Term Amendment removed the minimum liquidity covenant of $15.0 million, amended the net leverage ratio requirements to remove the December 31, 2020 leverage ratio test, amended the fixed charge coverage ratio covenant to not be below 1.0 to 1.0 beginning with the fiscal quarter ending March 31, 2021, and replaced the prior first lien leverage covenant with a secured net leverage ratio starting with the fiscal quarter ending March 31, 2021 as follows:
•March 31, 2021: 6.00 to 1.00
•June 30, 2021 and each fiscal quarter ending thereafter: 5.00 to 1.00
In May 2020, the Company entered into an amendment, limited waiver and consent to credit agreement (the “Tenth Term Amendment”) with an effective date of April 1, 2020, to amend the First Lien Term Loan Agreement and to consent to the Company’s entering into, among other things, the PPP Loan and French Loan, each as defined and described below. The Tenth Term Amendment amended the fixed coverage ratio covenant to eliminate the March 31, 2021 testing period, amended the secured net leverage ratio covenant to eliminate the March 31, 2021 testing period, and amended the secured net leverage ratio covenant levels as follows:
•June 30, 2021: 6.00 to 1.00
•September 30, 2021 and each fiscal quarter ending thereafter: 5.00 to 1.00
The Company recognized $0.5 million and $3.5 million of unamortized debt issuance costs in interest expense included in the accompanying condensed consolidated statement of operations during the three and six months ended June 30, 2019, respectively, due to the extinguishment of debt for certain lenders in the loan syndicate in connection with the Sixth, Seventh and Eighth Term Amendments to the First Lien Term Loan Agreement.
The Company recognized $0.1 million and $0.2 million of amortization of debt issuance and discount cost for the three and six months ended June 30, 2020, respectively, and $1.2 million and $2.0 million for the three and six months ended June 30, 2019, respectively, which is included in the accompanying condensed consolidated statements of operations.
The Company recognized $0.2 million and $0.4 million of paid-in-kind interest on the First Lien Term Loan for the three and six months ended June 30, 2020, respectively, and $1.9 million for both the three and six months ended June 30, 2019. The Company had an aggregate principal amount outstanding of $25.5 million and $25.2 million as of June 30, 2020 and December 31, 2019, respectively, under the First Lien Term Loan bearing cash interest at 7.0% and 8.1%, respectively. In addition to the cash interest, the First Lien Term loan has 3.0% paid-in-kind interest.
All of the indebtedness under the First Lien Term Loan is and will be guaranteed by the Company’s existing and future material domestic subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors.
Second Lien Term Loan Agreement
In March 2019, the Company entered into a credit agreement (the “Second Lien Term Loan Agreement”) with Cortland Capital Markets Services LLC, as administrative agent and collateral agent, and Corre Partners Management L.L.C., as representative of the lenders, and the lenders party thereto. The Second Lien Term Loan Agreement provides for a term loan facility in the aggregate principal amount of $51.0 million and matures on September 30, 2021. The interest on the Second Lien Term Loan may be paid, at the Company’s election, in cash, at the customary eurocurrency rate plus a margin of 10.50% per annum, or in-kind, at the customary eurocurrency rate plus a margin of 11.50%. The Second Lien Term Loan Agreement is secured by a second lien on substantially the same collateral as the First Lien Term Loan and is subject to various affirmative and negative covenants including a secured net leverage ratio tested quarterly.
In March 2020, the Company entered into the second amendment to credit agreement (the “Second Lien Second Amendment”) to amend the Second Lien Term Loan Agreement. The Second Lien Second Amendment amended certain financial covenants as outlined in the above section, First Lien Term Loan.

In May 2020, the Company entered into an amendment, limited waiver and consent to credit agreement (the “Second Lien Third Amendment”), with an effective date of April 1, 2020, to amend the Second Lien Term Loan Agreement and to consent to the Company’s entering into, among other things, the PPP Loan and French Loan, each as defined and described below. The Second Lien Third Amendment amended certain financial covenants as outlined in the above section, First Lien Term Loan.
Debt issuance costs of $3.8 million and original issuance discount of $1.0 million were incurred in connection with entry into the Second Lien Term Loan Agreement. The debt issuance and original issuance discount costs will be amortized into interest expense over the contractual term of the loan using the effective interest method.
The Company recognized $1.4 million and $2.7 million of amortization of debt issuance and discount cost for the three and six months ended June 30, 2020, respectively, and $0.8 million for both the three and six months ended June 30, 2019, which is included in the accompanying condensed consolidated statements of operations.
The Company had total unamortized debt issuance and discount costs of $10.1 million, all of which are recorded as a reduction of the debt balance on the Company’s accompanying condensed consolidated balance sheet as of June 30, 2020. The Company recognized $1.9 million and $3.3 million of paid-in-kind interest on its Second Lien Term Loan for the three and six months ended June 30, 2020, respectively, and $2.5 million for both the three and six months ended June 30, 2019.
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
During the second quarter of 2020, no conditions allowing holders of the Convertible Notes to convert have been met. Therefore, the Convertible Notes were not convertible during the second quarter of 2020 and are classified as long-term debt. Should conditions allowing holders of the Convertible Notes to convert be met in a future quarter, the Convertible Notes will be convertible at their holders’ option during the immediately following quarter. As of June 30, 2020, the if-converted value of the Convertible Notes did not exceed the principal value of those Convertible Notes.
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
Paycheck Protection Program Loan
In April 2020, Horizon Global Company LLC (the “US Borrower”), a direct US-based subsidiary of the Company, received a loan from PNC Bank, National Association for $8.7 million, pursuant to the Paycheck Protection Program (the “PPP Loan”) under Division A, Title I of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The PPP Loan, which is in the form of a Note dated April 18, 2020 issued by the US Borrower, matures on April 18, 2022. The PPP Loan bears interest at 1.0% per annum and is payable monthly commencing on November 15, 2020. Funds from the PPP Loan may be used for payroll, costs used to continue group health care benefits, rent and utilities. Under the terms of the PPP Loan, certain amounts may be forgiven if they are used for qualifying expenses as described in the CARES Act.
The Company submitted its PPP Loan application in good faith in accordance with the CARES Act and the guidance issued by the Small Business Administration (the “SBA”), including the SBA’s Paycheck Protection Program Loans Frequently Asked Questions. During the second quarter of 2020, the Company, in accordance with the final guidance issued by the United States Department of the Treasury, met the need and sized based criteria of the program. The Company plans to file its application of forgiveness in the near term and continues to use the PPP Loan proceeds on qualifying expenses; however, there is no guarantee that any portion of the PPP Loan proceeds will be forgiven.
The French Loan

In April 2020, S.I.A.R.R. SAS (the “French Borrower”), an indirect subsidiary of the Company, received a loan from BNP Paribas (the “French Loan”) for $5.5 million. The French Loan, issued pursuant to an agreement dated April 9, 2020, between the French Borrower and BNP Paribas, matures on April 9, 2021. The French Loan bears interest at a rate of 0.5% per annum. The French Borrower, at its election, may repay the French Loan in full on April 9, 2021 or in monthly installments for a period of five years from the date of election.
Covenant and Liquidity Matters
As a result of the amendment entered into on July 6, 2020, as defined and described in Note 20, Subsequent Events, for the Company’s First Lien Term Loan and Second Lien Term Loan, and our current forecast through June 30, 2021, the Company believes it has sufficient liquidity to operate its business for the foreseeable future.
The Company is in compliance with all of its financial covenants in its debt agreements as of June 30, 2020.
10. Derivative Instruments
Foreign Currency Exchange Rate Risk
In the past, the Company has used foreign currency forward contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain payments for contract manufacturing in its lower-cost manufacturing facilities. The foreign currency forward contracts hedged currency exposure between the Mexican peso and the US dollar and matured at specified monthly settlement dates through December 2019. At inception, the Company designated the foreign currency forward contracts as cash flow hedges. Upon the performance of contract manufacturing or purchase of certain inventories the Company de-designated the foreign currency forward contracts.
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
There were no outstanding derivatives contracts at June 30, 2020 and December 31, 2019.
Financial Statement Presentation
The following table summarizes the amounts reclassified from AOCI into earnings:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Cost of sales	Interest expense	Cost of sales	Interest expense

Total Amounts of Expense Line Items Presented in the Statement of Operations in Which the Effects of Cash Flow Hedges are Recorded	$(156,340)	$(15,320)	$(310,450)	$(26,150)
Amount of Gain Reclassified from AOCI into Earnings
Derivatives classified as cash flow hedges:
Foreign currency forward contracts	$570	$—	$1,200	$—
Cross currency swap	$—	$—	$—	$900

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
The following table provides a summary of the Company’s consolidated restructuring liabilities and related activity for each type of exit cost as of and for the six months ended June 30, 2020:

	Employee Costs	Facility Closure and Other Costs	Total
	(dollars in thousands)
Balance at January 1, 2020	$1,830	$2,110	$3,940
Payments and other(1)	(1,080)	(120)	(1,200)
Balance at June 30, 2020	$750	$1,990	$2,740
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
The following table provides additional cost and cash flow information for the Company’s leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Operating lease cost	$3,600	$4,450	$7,200	$9,000
Operating cash flows from operating leases	$4,100	$3,870	$8,110	$8,000
ROU assets obtained in exchange for operating lease obligations	$1,010	$14,280	$2,580	$14,840

The following table provides additional balance sheet information for the Company’s leases:

	As of June 30, 2020	As of December 31, 2019
Weighted average remaining lease term (years)	6.5	6.8
Weighted average discount rate	8.6%	8.7%

13. Contingencies
During the fourth quarter of 2018, the Company was notified by two OEM customers of potential claims related to product sold by Horizon Europe-Africa arising from potentially faulty components provided by a third-party supplier. The claims resulted from the failure of products not functioning to specifications, but the claims did not allege any damage and only sought replacement of the product. The Company performed an assessment of the facts and circumstances for all asserted and unasserted claims and considered all factors including the Company’s recall insurance. Based on this assessment through June 30, 2019, the Company recorded a $4.3 million charge for the six months ended June 30, 2019.
As of December 31, 2019, the Company had $3.9 million recorded in accrued liabilities for the remaining unpaid settlement obligations and an insurance-related asset of $0.4 million recorded in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. In the first quarter of 2020, the Company settled its outstanding obligations related to the claim. The Company has no remaining liability or insurance-related asset.
On April 29, 2020, the Company agreed to a settlement (the “Settlement”) related to certain intellectual property infringement claims made against one of the Company’s subsidiaries in its Horizon Europe-Africa operating segment. The Company settled all historical and future associated claims for $4.4 million to be paid evenly in semi-annual installments on June 30 and December 31 of each year through December 31, 2024. As a result of the Settlement, the Company recorded a $1.5 million charge in cost of sales in the accompanying condensed consolidated statement of operations during the first quarter of 2020.
The Company recognized $0.2 million of royalties and $1.7 million in cost of sales in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2020, respectively. As of June 30, 2020, the Company had recorded $0.8 million in prepaid expenses and other current assets and $2.0 million in other assets related to the future royalties to be recognized by the Company over the life of future programs related to the Settlement and $0.9 million in accrued liabilities and $3.1 million in other long-term liabilities in the accompanying condensed consolidated balance sheet related to the remaining semi-annual installment payments to be paid.
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

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings (loss) per share attributable to Horizon Global and diluted earnings (loss) per share attributable to Horizon Global:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands, except share and per share data)
Numerator:
Net loss from continuing operations	$(16,720)	$(11,130)	$(33,250)	$(40,530)
Add: (Loss) income from discontinued operations, net of tax	—	2,990	(500)	6,770
Less: Net loss attributable to noncontrolling interest	(380)	(60)	(670)	(580)
Net loss attributable to Horizon Global	$(16,340)	$(8,080)	$(33,080)	$(33,180)
Denominator:
Weighted average shares outstanding, basic	25,618,793	25,282,791	25,509,794	25,235,704
Dilutive effect of stock-based awards	—	—	—	—
Weighted average shares outstanding, diluted	25,618,793	25,282,791	25,509,794	25,235,704

Basic income (loss) per share attributable to Horizon Global
Continuing operations	$(0.64)	$(0.44)	$(1.28)	$(1.58)
Discontinued operations	—	0.12	(0.02)	0.27
Total	$(0.64)	$(0.32)	$(1.30)	$(1.31)
Diluted income (loss) per share attributable to Horizon Global
Continuing operations	$(0.64)	$(0.44)	$(1.28)	$(1.58)
Discontinued operations	—	0.12	(0.02)	0.27
Total	$(0.64)	$(0.32)	$(1.30)	$(1.31)
Due to losses from continuing operations for the three and six months ended June 30, 2020 and 2019, the effect of certain dilutive securities were excluded from the computation of weighted average diluted shares outstanding as inclusion would have resulted in anti-dilution. A summary of these anti-dilutive common stock equivalents is provided in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Number of options	18,961	55,389	18,961	65,181
Exercise price of options	$9.20 - $11.02	$9.20 - $11.29	$9.20 - $11.02	$9.20 - $11.29
Restricted stock units	2,011,211	1,259,552	1,709,598	868,263
Convertible Notes	5,005,000	5,005,000	5,005,000	5,005,000
Convertible Notes warrants	5,005,000	5,005,000	5,005,000	5,005,000
Second Lien Term Loan warrants	6,443,910	3,764,113	6,443,910	2,210,855
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
Description of the Plans
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
On June 19, 2020, the shareholders approved the Horizon Global Corporate 2020 Equity and Incentive Compensation Plan (the “Horizon 2020 Plan”). Horizon employees and non-employee directors participate in the Horizon 2020 Plan. The Horizon 2020 Plan authorizes the Compensation Committee of the Horizon Board of Directors to grant stock options (including “incentive stock options” as defined in Section 422 of the US Internal Revenue Code), appreciation rights, restricted shares, restricted stock units, performance shares, performance stock units, cash incentive awards, dividend equivalents and certain other awards based upon terms and conditions described in the Horizon 2020 Plan. No more than 4.1 million Horizon common shares may be delivered under the Horizon 2020 Plan, plus (A) the total number of shares remaining available for awards under the Horizon 2015 Plan, as described above, as of June 19, 2020, plus (B) the shares that are subject to awards granted under the Horizon 2020 Plan or the Horizon 2015 Plan that are added (or added back, as applicable) to the aggregate number of shares available under the 2020 Horizon Plan pursuant to the share counting rules of the 2020 Horizon Plan. These shares may be shares of original issuance or treasury shares, or a combination of both.
Stock Options
The following table summarizes Horizon stock option activity from December 31, 2019 to June 30, 2020:

	Number of Stock Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	37,737	$10.52
Granted	—	—
Exercised	—	—
Canceled, forfeited	(18,776)	10.61
Expired	—	—
Outstanding at June 30, 2020	18,961	$10.43	5.4	$—
As of June 30, 2020, the unrecognized compensation cost related to stock options is immaterial. For the three and six months ended June 30, 2020 and 2019, the stock-based compensation expense recognized by the Company related to stock options was immaterial. There was no aggregate intrinsic value of the outstanding options at June 30, 2020. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Restricted Shares
During the six months ended June 30, 2020, the Company granted an aggregate of 1,502,072 restricted stock units and performance stock units to certain key employees. The total grants consisted of: (i) 284,859 time-based restricted stock units vesting on a ratable basis on March 3, 2021, March 3, 2022 and March 3, 2023; (ii) 277,228 time-based restricted stock units vesting on June 24, 2021; (iii) 21,351 time-based restricted stock units vesting on a ratable basis on April 2, 2021, March 3, 2022 and March 3, 2023 and (iv) 918,634 performance stock units that vest on March 3, 2023 (the “2020 PSUs”).
The performance criteria for the 2020 PSUs is based on the Company’s three-year cumulative EBITDA. The grant date fair values for the performance stock units and restricted stock units granted during 2020 are based on the closing trading price of the Company’s common stock on the date of grant.
During 2019, the Company granted an aggregate of 1,950,296 restricted stock units and performance stock units to certain key employees. The total grants consisted of: (i) 353,592 time-based restricted stock units that vest on May 15, 2020; (ii) 27,840 time-based restricted stock units that vest on September 10, 2020; (iii) 245,134 time-based restricted stock units that vest on September 19, 2020; (iv) 25,000 time-based restricted stock units that vest on November 13, 2020; (v) 25,000 time-based restricted stock units that vest on December 9, 2020; (vi) 5,000 time-based restricted stock units that vest on May 15, 2021; (vii) 411,373 time-based restricted stock units that vest on March 19, 2022 and (viii) 857,357 market-based performance stock units (the “2019 PSUs”), of which 757,357 vest on March 19, 2022 with the remaining 100,000 vesting on a ratable basis on September 23, 2020, September 23, 2021 and September 23, 2022.
For the 2019 PSUs, the performance criteria for the market-based performance stock units is based on the Company’s total shareholder return (“TSR”) relative to the TSR of the common stock of a pre-defined industry peer group. TSR is measured over a period beginning January 1, 2019 and ending December 31, 2021. TSR is calculated as the Company’s average closing stock price for the 20-trading days at the end of the performance period plus Company dividends, divided by the Company’s average closing stock price for the 20-trading days prior to the start of the performance period. Depending on the performance achieved, the amount of shares earned can vary from 0% of the target award to a maximum of 200% of the target award. The Company estimated the grant-date fair value of the awards subject to a market condition using a Monte Carlo simulation model, using the following weighted-average assumptions: risk-free interest rate of 2.43% and annualized volatility of 84.1%. The grant date fair value of the performance stock units was $3.69.
The grant date fair value of restricted stock units is expensed over the vesting period. Restricted stock unit fair values are based on the closing trading price of the Company’s common stock on the date of grant. Changes in the number of restricted shares outstanding for the period ended June 30, 2020 were as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	1,393,085	$4.30
Granted	1,502,072	2.92
Vested	(413,141)	3.84
Canceled, forfeited	(357,035)	5.27
Outstanding at June 30, 2020	2,124,981	$3.25
As of June 30, 2020, there was $4.9 million in unrecognized compensation costs related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.3 years.
The Company recognized $0.9 million and $1.3 million of stock-based compensation expense related to restricted shares during the three and six months ended June 30, 2020, respectively, and $0.6 million and $1.0 million during the three and six months ended and June 30, 2019, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

16. Shareholders’ Equity
Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock, par value of $0.01 per share. There were no preferred shares outstanding as of June 30, 2020 or December 31, 2019.
Common Stock
The Company is authorized to issue 400,000,000 shares of Horizon Global common stock, par value of $0.01 per share. As of June 30, 2020, there were 26,478,135 shares of common stock issued and 25,791,629 shares of common stock outstanding. As of December 31, 2019, there were 26,073,894 shares of common stock issued and 25,387,388 shares of common stock outstanding.
Common Stock Warrants
In connection with the Second Lien Term Loan the Company entered into in March 2019, the Company became obligated to issue detachable warrants to purchase up to 6.25 million shares of its common stock, which can be exercised on a cashless basis over a five year term with an exercise price of $1.50 per share.
The Company also issued 90,667 shares of Series A Preferred Stock in March 2019 in connection with the Second Lien Term Loan that were convertible into additional warrants upon receipt of shareholder approval of the issuance of such additional warrants and the shares of common stock issuable upon exercise thereof. The Series A Preferred Stock was presented as temporary equity in the March 31, 2019 condensed consolidated balance sheet. Upon receipt of such shareholder approval on June 25, 2019, the 90,667 shares of Series A Preferred Stock were converted into warrants to purchase 2,952,248 shares of common stock. See Note 9, Long-term Debt, for additional information. As of June 30, 2020, warrants for 110,240 shares have been exercised on a net basis, resulting in the issuance of 66,476 shares of the Company’s common stock. As of June 30, 2020, warrants to purchase 6,443,910 shares of common stock were issued and remain outstanding.
Accumulated Other Comprehensive Income (Loss) (“AOCI”)
Changes in AOCI by component, net of tax, for the six months ended June 30, 2020 are summarized as follows:

	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balances at January 1, 2020	$—	$(9,790)	$(9,790)
Net unrealized losses arising during the period	—	(2,300)	(2,300)
Net current-period change	—	(2,300)	(2,300)
Balances at June 30, 2020	$—	$(12,090)	$(12,090)
Changes in AOCI by component, net of tax, for the six months ended June 30, 2019 are summarized as follows:

	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balances at January 1, 2019	$1,960	$5,800	$7,760
Net unrealized gains arising during the period(a)	970	1,290	2,260
Less: Net realized gains reclassified to net loss(a)	2,250	—	2,250
Net current-period change	(1,280)	1,290	10
Balances at June 30, 2019	$680	$7,090	$7,770
(a) There was no income tax impact for derivative instruments during the six months ended June 30, 2019. See Note 10, Derivative Instruments, for further details.

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
The following table presents the Company’s operating segment activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Net Sales
Horizon Americas	$74,120	$108,950	$166,490	$204,450
Horizon Europe-Africa	46,370	83,700	117,250	165,870
Total	$120,490	$192,650	$283,740	$370,320
Operating Profit (Loss)
Horizon Americas	$3,430	$9,490	$6,160	$7,990
Horizon Europe-Africa	(5,970)	1,580	(8,480)	(1,610)
Corporate	(5,430)	(8,420)	(12,330)	(17,100)
Total	$(7,970)	$2,650	$(14,650)	$(10,720)
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
The effective income tax rate was (0.5)% and (0.2)% for the three and six months ended June 30, 2020, respectively. The effective income tax rate was 8.5% and 3.1% for the three and six months ended June 30, 2019, respectively. The 2020 lower effective tax rate compared to the statutory tax rate is attributable to the valuation allowance recorded in the US and several foreign jurisdictions, which resulted in no income tax benefit recognized for jurisdictional pretax losses.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis. In completing this evaluation, the Company considers all available evidence in order to determine whether, based on the weight of the evidence, a valuation allowance is necessary. Full valuation allowances that are recorded for deferred tax assets in the US and certain foreign jurisdictions will be maintained until sufficient positive evidence exists to reduce or eliminate them. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include, but are not limited to, recent historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences, tax planning strategies. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. The Company has recently experienced pre-tax losses. As of June 30, 2020, the Company believes that it is more likely than not that the recorded deferred tax assets will be realized.
On March 27, 2020, Congress enacted the CARES Act to provide certain relief as a result of the COVID-19 pandemic. The Company is currently evaluating how the CARES Act provisions will impact our consolidated financial statements, but is not currently projecting significant impacts on its income tax provision based on its domestic valuation allowance and historical operating performance.
19. Other Expense, Net
Other expense, net consists of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Foreign currency (loss) / gain	$(220)	$720	$(1,750)	$(620)
Customer pay discounts	(270)	(410)	(540)	(920)
Accretion arising from lease recovery	(20)	(30)	(50)	(70)
Loss on sale of business	—	—	—	(3,630)
Other	60	220	220	270
Total	$(450)	$500	$(2,120)	$(4,970)

20. Subsequent Events
Limited Consent to Loan and Security Agreement
On July 3, 2020, the Company entered into a limited consent to the Loan Agreement with Encina, that consented to the Company’s entering into the 2020 Replacement Term Loan Amendment, as defined and described below.
Amendment to Term Loan Credit Agreement
On July 6, 2020, the Company entered into the 2020 Replacement Term Loan Amendment (the “Eleventh Term Amendment”) to amend the Term Loan Agreement. The Eleventh Term Amendment provided replacement term loans (the “Replacement Term Loans”) that refinanced and replaced the outstanding balances under the First Lien Term Loan Agreement and Second Lien Term Loan Agreement, plus any accrued interest thereon. The interest on the Replacement Term Loans will be payable at LIBOR plus 10.75% per annum, subject to a 1.00% LIBOR floor, of which 4.00% shall be payable in cash and LIBOR plus 6.75% shall be payable-in-kind (PIK) interest (provided that the Company may elect on not more than one occasion to pay all interest as PIK interest). Borrowings under the Eleventh Term Amendment mature on the earlier of: (i) June 30, 2022 and (ii) April 1, 2022 if the Convertible Notes, as defined in Note 9, Long-term Debt, are not repaid or otherwise discharged prior to such date. Additionally, the Eleventh Term Amendment provided for a 1.00% PIK closing fee, which was added to the principal amount of the Replacement Term Loans on the closing date; provided for a prepayment penalty on the entire principal amount of the Replacement Term Loans in an amount equal to 3.0% of the aggregate principal amount prepaid prior to December 31, 2021; and amended the fixed charge coverage ratio covenant beginning with the fiscal quarter ending June 30, 2021, as follows:
•June 30, 2021: 1.10 to 1.00

•September 30, 2021: 1.25 to 1.00
•December 31. 2021 and each fiscal quarter ending thereafter: 1.40 to 1.00
The transaction will be accounted for in the third quarter of 2020.

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
Critical factors affecting our ability to succeed include:
•Our ability to realize the expected future economic benefits resulting from the changes made to our manufacturing operations, distribution footprint and management team during 2017 through 2019, including the operational improvement initiatives implemented in 2019;
•Our ability to continue to manage our liquidity, including continuing to deleverage our balance sheet and service our debt obligations;
•Our ability to quickly and cost-effectively introduce new products to our customers and end-user market with a resulting streamlined customer service model and improved operating margins;
•Our ability to continue to successfully launch new products and customer programs to expand our geographic coverage or distribution channels and realize desired operating efficiencies;
•Our ability to manage our cost structure more efficiently via global supply base management, internal sourcing and/or purchasing of materials, selective outsourcing and/or purchasing of support functions, working capital management and a global approach to leverage our administrative functions; and
•Our ability to manage the business disruption and the operational and financial impacts, including temporary facility closures, liquidity and other economic and business uncertainties related to the COVID-19 pandemic as further detailed below.
If we are unable to do any of the foregoing successfully, our financial condition and results of operations could be materially and adversely impacted.
In December 2019, a novel coronavirus (“COVID-19”) outbreak occurred in China and has since spread to other parts of the world and been declared a pandemic. In connection with the COVID-19 pandemic, we have been adhering to mandates and other guidance from local governments and health authorities, as well as the World Health Organization and the Centers for Disease Control. As a result of the pandemic, we experienced, and may experience again in the future, decreases in demand and customer orders for our products in all sales channels, as well as temporary disruptions and closures of some of our facilities due to decreased demand and government mandates. The COVID-19 pandemic also impacted various aspects of the supply chain as our suppliers experienced similar business disruptions due to operating restrictions from government mandates. We continue to monitor procurement of raw materials and components used in the manufacturing, distribution and sale of our products, but future disruptions in the supply chain due to the COVID-19 pandemic may cause difficulty in sourcing materials or unexpected shortages or delays in delivery of raw materials and components, and may result in increased costs in our supply chain. The extent to which we or our customers may successfully mitigate the impact of the COVID-19 pandemic, if at all, is unclear. The extent and duration of the impact of the COVID-19 pandemic and resulting effect on the Company’s operations continues to evolve and remains uncertain. However, we expect that our results of operations in future periods may be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions. See Part II, Item 1A, “Risk Factors,” for additional risks relating to the COVID-19 pandemic.

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
The following table summarizes Adjusted EBITDA for our operating segments for the three months ended June 30, 2020 (“2Q20”):

	Three Months Ended June 30, 2020
	Horizon Americas	Horizon Europe-Africa	Corporate	Consolidated
	(dollars in thousands)
Net loss attributable to Horizon Global				$(16,340)
Net loss attributable to noncontrolling interest				(380)
Net loss				$(16,720)
Interest expense				8,220
Income tax expense				80
Depreciation and amortization				5,470
EBITDA	$5,350	$(3,250)	$(5,050)	$(2,950)
Net loss attributable to noncontrolling interest	—	380	—	380
Restructuring, relocation and related business disruption costs	410	30	210	650
Non-cash stock compensation	—	—	900	900
Loss on business divestitures and other assets	240	—	40	280
Debt issuance costs	—	—	560	560
Unrealized foreign currency remeasurement costs	(100)	690	(370)	220
Adjusted EBITDA	$5,900	$(2,150)	$(3,710)	$40

The following table summarizes Adjusted EBITDA for our operating segments for the three months ended June 30, 2019 (“2Q19”):

	Three Months Ended June 30, 2019
	Horizon Americas	Horizon Europe-Africa	Corporate	Consolidated
	(dollars in thousands)
Net loss attributable to Horizon Global				$(8,080)
Net loss attributable to noncontrolling interest				(60)
Net loss				$(8,140)
Interest expense				15,320
Income tax benefit				(1,040)
Depreciation and amortization				5,310
EBITDA	$11,220	$5,220	$(4,990)	$11,450
Net loss attributable to noncontrolling interest	—	60	—	60
Income from discontinued operations, net of tax	—	—	(2,990)	(2,990)
Severance	(270)	20	—	(250)
Restructuring, relocation and related business disruption costs	540	(10)	—	530
Non-cash stock compensation	—	—	600	600
Loss on business divestitures and other assets	430	—	1,320	1,750
Board transition support	—	—	760	760
Debt issuance costs	—	—	1,300	1,300
Unrealized foreign currency remeasurement costs	150	(680)	(190)	(720)
Other	(10)	(200)	—	(210)
Adjusted EBITDA	$12,060	$4,410	$(4,190)	$12,280
Segment Information
Previously, the Company had three operating segments. However, as a result of the divestiture of Horizon Asia-Pacific (“APAC”) in the third quarter of 2019, we have removed APAC as a separate operating segment and its results are presented as a discontinued operation. Historical information has been retrospectively adjusted to reflect these changes. Please see Note 3, Discontinued Operations, and Note 17, Segment Information, included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” within this Quarterly Report on Form 10-Q for additional information.

The following table summarizes financial information for our operating segments for 2Q20 and 2Q19:

	Three Months Ended June 30,				Change		Constant Currency Change
	2020	As a Percentage of Net Sales	2019	As a Percentage of Net Sales	$	%	$	%
	(dollars in thousands)
Net Sales
Horizon Americas	$74,120	61.5%	$108,950	56.6%	$(34,830)	(32.0%)	$(34,600)	(31.8%)
Horizon Europe-Africa	46,370	38.5%	83,700	43.4%	(37,330)	(44.6%)	(36,520)	(43.6%)
Total	$120,490	100.0%	$192,650	100.0%	$(72,160)	(37.5%)	$(71,120)	(36.9%)
Gross Profit
Horizon Americas	$18,140	24.5%	$26,900	24.7%	$(8,760)	(32.6%)	$(8,570)	(31.9%)
Horizon Europe-Africa	(90)	(0.2)%	9,410	11.2%	(9,500)	(101.0%)	(9,560)	(101.6%)
Total	$18,050	15.0%	$36,310	18.8%	$(18,260)	(50.3%)	$(18,130)	(49.9%)
Selling, General and Administrative Expenses
Horizon Americas	$14,720	19.9%	$17,450	16.0%	$(2,730)	(15.6%)	$(2,530)	(14.5%)
Horizon Europe-Africa	5,860	12.6%	7,800	9.3%	(1,940)	(24.9%)	(1,780)	(22.8%)
Corporate	5,420	N/A	8,420	N/A	(3,000)	(35.6%)	(3,000)	(35.6%)
Total	$26,000	21.6%	$33,670	17.5%	$(7,670)	(22.8%)	$(7,310)	(21.7%)
Operating Profit (Loss)
Horizon Americas	$3,430	4.6%	$9,490	8.7%	$(6,060)	(63.9%)	$(6,080)	(64.1%)
Horizon Europe-Africa	(5,970)	(12.9)%	1,580	1.9%	(7,550)	(477.8%)	(7,770)	(491.8%)
Corporate	(5,430)	N/A	(8,420)	N/A	2,990	(35.5%)	2,990	(35.5%)
Total	$(7,970)	(6.6)%	$2,650	1.4%	$(10,620)	(400.8%)	$(10,860)	(409.8%)
Capital Expenditures
Horizon Americas	$900	1.2%	$3,070	2.8%	$(2,170)	(70.7%)	$(2,170)	(70.7%)
Horizon Europe-Africa	490	1.1%	1,050	1.3%	(560)	(53.3%)	(200)	(19.0%)
Corporate	—	N/A	10	N/A	(10)	(100.0%)	(10)	(100.0%)
Total	$1,390	1.2%	$4,130	2.1%	$(2,740)	(66.3%)	$(2,380)	(57.6%)
Depreciation and Amortization of Intangible Assets
Horizon Americas	$2,040	2.8%	$2,280	2.1%	$(240)	(10.5%)	$(200)	(8.8%)
Horizon Europe-Africa	3,370	7.3%	2,940	3.5%	430	14.6%	540	18.4%
Corporate	60	N/A	90	N/A	(30)	(33.3%)	(30)	(33.3%)
Total	$5,470	4.5%	$5,310	2.8%	$160	3.0%	$310	5.8%
Adjusted EBITDA
Horizon Americas	$5,900	8.0%	$12,060	11.1%	$(6,160)	(51.1%)	N/A	N/A
Horizon Europe-Africa	(2,150)	(4.6)%	4,410	5.3%	(6,560)	(148.8%)	N/A	N/A
Corporate	(3,710)	N/A	(4,190)	N/A	480	(11.5%)	N/A	N/A
Total	$40	0.03%	$12,280	6.4%	$(12,240)	(99.7%)	N/A	N/A

Results of Operations Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Consolidated net sales decreased by $72.2 million, or 37.5%, to $120.5 million in 2Q20, as compared with $192.7 million in 2Q19, driven by a decrease in net sales in Horizon Americas and Horizon Europe-Africa, attributable to the continued impacts of economic uncertainty and business disruptions in these jurisdictions associated with the COVID-19 pandemic that began during the first quarter 2020. The decrease in net sales within Horizon Americas of $34.8 million was primarily driven by declines in sales volumes in the automotive OEM, retail and aftermarket sales channels. The decrease in net sales of $37.3 million in Horizon Europe-Africa was primarily driven by declines in sales volumes in the automotive OEM, automotive OES and aftermarket sales channels. However, the Company had positive momentum as the quarter progressed as economies and our manufacturing facilities began to reopen during this time period with consolidated net sales increasing each month.
The table below summarizes consolidated net sales for each month during the months ended March-June 2020 and 2019, as compared to the prior-year month ended:

	Month Ended
	2020	2019	2020 as a percentage of 2019
	(dollars in thousands)
March	$49,160	$75,360	65.2%
April	20,030	58,370	34.3%
May	38,820	60,250	64.4%
June	61,640	74,030	83.3%
Consolidated net sales increased month-over-month in substantially all of our sales channels in May and June 2Q20, as compared to the prior month’s net sales. The table below summarizes May to April and June to May net sales as percent of change over the prior month:

	Percentage Increase (Decrease) in Net Sales Month-over-Month
	May 2020 compared to April 2020	June 2020 compared to May 2020
Automotive OEM	348.6%	123.7%
Automotive OES	40.8%	20.3%
Aftermarket	70.3%	72.2%
Retail	54.7%	14.2%
Industrial	54.6%	27.9%
E-commerce	87.7%	32.8%
Total	93.8%	58.8%
Gross profit margin (gross profit as a percentage of net sales) was 15.0% and 18.8% during 2Q20 and 2Q19, respectively. Gross profit margin was negatively impacted in both operating segments primarily due to the continued impacts of COVID-19 and related sales volume declines.
Selling, general and administrative (“SG&A”) expenses decreased by $7.7 million, primarily attributable to lower distribution center lease, operating and support costs in Horizon Americas. In Horizon Europe-Africa, lower administrative and personnel cost savings were realized as a result of prior-year restructuring and business rationalization projects, as well as the reimbursement of certain payroll costs as part of a government payroll reimbursement program. Additionally, Corporate incurred $2.8 million of higher professional service fees and other costs incurred in 2Q19 related to a new debt issuance, amendments, and modifications and related structure changes.
Operating margin (operating profit (loss) as a percentage of net sales) was (6.6)% and 1.4% in 2Q20 and 2Q19, respectively. Operating loss increased by $10.7 million to an operating loss of $8.0 million in 2Q20, from an operating profit of $2.7 million in 2Q19, primarily as a result of the operational results detailed above.

Other expense, net increased by $1.0 million to $0.5 million in 2Q20, as compared to income of $0.5 million in 2Q19, primarily attributable to a $0.2 million foreign currency loss in 2Q20 as compared to a $0.7 million foreign currency gain in 2Q19.
Interest expense decreased by $7.1 million to $8.2 million in 2Q20, compared to $15.3 million in 2Q19. Interest expense decreased primarily as a result of the pay down of principal on the Company’s First Lien Term Loan (as defined below) in September 2019, which resulted in lower borrowings as well as lower interest rates compared to 2Q19.
The effective income tax rate for continuing operations for 2Q20 and 2Q19 was (0.5)% and 8.5%, respectively. The 2Q20 lower effective tax rate compared to the statutory tax rate is attributable to the valuation allowance recorded in the US and several foreign jurisdictions at June 30, 2020, which resulted in no income tax benefit recognized for jurisdictional pretax losses.
Net loss from continuing operations increased by $5.6 million to a net loss of $16.7 million in 2Q20, compared to a net loss from continuing operations of $11.1 million in 2Q19, primarily as a result of the operational results detailed above.
Income from discontinued operations, net of tax is attributable to the sale of the Company’s former APAC operating segment, which was sold in September 2019. APAC has been presented as discontinued operations in our condensed consolidated financial statements in accordance with FASB ASC 205, Discontinued Operations. See Note 3, Discontinued Operations, included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” within this Quarterly Report on Form 10-Q for further description of the Company’s discontinued operations.
See below for a discussion of operating results by segment.

Horizon Americas
Net sales by sales channel, in thousands, for Horizon Americas during 2Q20 and 2Q19 are as follows:

	Three Months Ended June 30,		Change
	2020	2019	$	%
Net Sales
Automotive OEM	$9,510	$23,680	$(14,170)	(59.8)%
Automotive OES	1,080	1,810	(730)	(40.3)%
Aftermarket	22,280	28,840	(6,560)	(22.7)%
Retail	22,830	33,200	(10,370)	(31.2)%
Industrial	5,040	6,930	(1,890)	(27.3)%
E-commerce	13,370	14,470	(1,100)	(7.6)%
Other	10	20	(10)	N/A
Total	$74,120	$108,950	$(34,830)	(32.0)%
Horizon Americas 2Q20 results continued to be negatively impacted by the COVID-19 pandemic. As a result, net sales decreased by $34.8 million, or 32.0%, to $74.1 million in 2Q20, as compared to $109.0 million during 2Q19, primarily attributable to lower volumes across all of our sales channels, due to the effects of the COVID-19 pandemic in 2Q20. This decrease was partially offset by a $3.2 million decrease in sales discounts, returns and allowances in 2Q20 as compared with 2Q19. The demand for our products remained strong and we began to see a strong rebound in our net sales in May and June 2020 as economies and our primary manufacturing facilities began to reopen and our Edgerton, Kansas, distribution facility ramped up to meet demand during this time period.
The table below summarizes Horizon Americas net sales for each month during the months ended March-June 2020 and 2019, as compared to the prior-year month ended:

	Month Ended
	2020	2019	2020 as a percentage of 2019
	(dollars in thousands)
March	$29,200	$41,170	70.9%
April	13,560	33,790	40.1%
May	23,760	33,710	70.5%
June	36,800	41,450	88.8%
Horizon Americas’ net sales increased month-over-month in substantially all of the sales channels in May and June 2Q20, as compared to the prior month’s net sales. The table below summarizes May to April and June to May net sales as percent of change over the prior month:

	Percentage Increase (Decrease) in Net Sales Month-over-Month
	May 2020 compared to April 2020	June 2020 compared to May 2020
Automotive OEM	363.7%	169.6%
Automotive OES	(27.1)%	31.8%
Aftermarket	77.4%	90.1%
Retail	54.7%	14.2%
Industrial	48.0%	26.2%
E-commerce	84.0%	30.3%
Total	75.2%	54.9%
Horizon Americas’ gross profit decreased by $8.8 million to $18.1 million in 2Q20 compared to $26.9 million in 2Q19. The decrease in gross profit margin reflects the changes in sales detailed above. Additionally, gross profit was impacted by the following:
–$2.9 million of favorable manufacturing costs;
–$1.7 million lower scrap costs and inventory reserves; and
–$1.2 million in lower outbound freight costs.
SG&A expenses decreased by $2.8 million to $14.7 million, or 19.9% of net sales, in 2Q20, as compared to $17.5 million, or 16.0% of net sales, in 2Q19. The decrease in SG&A expenses was attributable to the following:
–$1.3 million of lower distribution center lease, operating and support costs; and
–$1.2 million of lower litigation and other administrative costs.
Horizon Americas’ operating margin decreased by $6.1 million to an operating profit of $3.4 million, or 4.6% of net sales, in 2Q20, as compared to an operating profit of $9.5 million, or 8.7% of net sales, in 2Q19. Operating margin declined primarily due to the operational results detailed above.
Horizon Americas’ Adjusted EBITDA decreased by $6.2 million to $5.9 million in 2Q20, as compared to Adjusted EBITDA of $12.1 million in 2Q19. Adjusted EBITDA declined primarily due to the operational results above.
Horizon Europe-Africa
Net sales by sales channel, in thousands, for Horizon Europe-Africa during 2Q20 and 2Q19 are as follows:

	Three Months Ended June 30,		Change
	2020	2019	$	%
Net Sales
Automotive OEM	$20,620	$45,780	$(25,160)	(55.0)%
Automotive OES	7,720	16,040	(8,320)	(51.9)%
Aftermarket	16,680	20,070	(3,390)	(16.9)%
Industrial	340	860	(520)	(60.5)%
E-commerce	230	560	(330)	(58.9)%
Other	780	390	390	100.0%
Total	$46,370	$83,700	$(37,330)	(44.6)%
Horizon Europe-Africa 2Q20 results continued to be negatively impacted by the COVID-19 pandemic as the Company temporarily idled certain manufacturing facilities in the first half of 2Q20, in line with customer demand and in accordance with applicable government mandated operational restrictions. As a result, net sales decreased by $37.3 million, or 44.6%, to $46.4 million in 2Q20, as compared to $83.7 million in 2Q19, primarily attributable to lower volumes in the automotive OEM, automotive OES and aftermarket sales channels. As the operational restrictions began to ease and economies of these jurisdictions began to reopen, our primary manufacturing facilities also reopened with improving results as the quarter progressed.
The table below summarizes Horizon Europe-Africa net sales for each month during the months ended March-June 2020 and 2019, as compared to the prior-year month ended:

	Month Ended
	2020	2019	2020 as a percentage of 2019
	(dollars in thousands)
March	$19,960	$34,190	58.4%
April	6,470	24,580	26.3%
May	15,060	26,540	56.7%
June	24,840	32,580	76.2%
Horizon Europe-Africa’s net sales increased month-over-month in substantially all of the sales channels in May and June 2Q20, as compared to the prior month’s net sales. The table below summarizes May to April and June to May net sales as percent of change over the prior month:

	Percentage Increase (Decrease) in Net Sales Month-over-Month
	May 2020 compared to April 2020	June 2020 compared to May 2020
Automotive OEM	343.1%	106.0%
Automotive OES	56.6%	19.0%
Aftermarket	62.4%	51.0%
Industrial(1)	NMF	153.8%
E-commerce(1)	NMF	62.3%
Total	132.8%	64.9%
(1)NMF is defined as No Meaningful Formula.
Horizon Europe-Africa’s gross profit decreased by $9.5 million to $0.1 million in 2Q20, as compared to $9.4 million in 2Q19. The decrease in gross profit margin reflects the changes in sales detailed above. In addition, gross profit was impacted by the following:
–$1.6 million of lower outbound freight costs; and
–$2.8 million of payroll reimbursement costs received in 2Q20 under terms of government payroll reimbursement programs, which includes the KUG (as defined in the Liquidity section below).
SG&A expenses decreased by $1.9 million to $5.9 million, or 12.6% of net sales, in 2Q20, as compared to $7.8 million, or 9.3% of net sales, in 2Q19. The decrease in SG&A expenses was primarily attributable to the following:
–$1.6 million of lower personnel and compensation costs, which includes $0.4 million of payroll reimbursement costs received in 2Q20 under terms of government payroll reimbursement programs, which includes the KUG.
Horizon Europe-Africa’s operating margin decreased by $7.6 million to an operating loss of $(6.0) million, or (12.9)% of net sales, in 2Q20, as compared to an operating profit of $1.6 million, or 1.9% of net sales, in 2Q19. Operating margin declined primarily due to the operational results detailed above.
Horizon Europe-Africa’s Adjusted EBITDA decreased by $6.6 million to $(2.2) million in 2Q20, as compared to Adjusted EBITDA of $4.4 million in 2Q19. Adjusted EBITDA decreased primarily due to the operational results described above.

Corporate Expenses
Corporate expenses included in operating loss decreased by $3.0 million to $5.4 million in 2Q20, as compared to $8.4 million in 2Q19. The decrease was primarily attributable to $2.8 million of higher professional service fees and other costs incurred in 2Q19 related to a new debt issuance, amendments, and modifications and related structure changes.
Corporate Adjusted EBITDA was $(3.7) million during 2Q20, which was an improvement of $0.5 million, as compared to Adjusted EBITDA of $(4.2) million in 2Q19. Adjusted EBITDA improved primarily due to lower discretionary and administrative support costs in 2Q20.
The following table summarizes Adjusted EBITDA for our operating segments for the six months ended June 30, 2020 (“2Q20 YTD”):

	Six Months Ended June 30, 2020
	Horizon Americas	Horizon Europe-Africa	Corporate	Consolidated
	(dollars in thousands)
Net loss attributable to Horizon Global				$(33,080)
Net loss attributable to noncontrolling interest				(670)
Net loss				$(33,750)
Interest expense				16,410
Income tax expense				70
Depreciation and amortization				10,530
EBITDA	$10,290	$(4,340)	$(12,690)	$(6,740)
Net loss attributable to noncontrolling interest	—	670	—	670
Loss from discontinued operations, net of tax	—	—	500	500
Severance	530	20	(10)	540
Restructuring, relocation and related business disruption costs	1,300	30	320	1,650
Non-cash stock compensation	—	—	1,320	1,320
Loss (gain) on business divestitures and other assets	600	(180)	40	460
Product liability and litigation claims	—	1,510	—	1,510
Debt issuance costs	—	—	1,310	1,310
Unrealized foreign currency remeasurement costs	(700)	2,440	10	1,750
Adjusted EBITDA	$12,020	$150	$(9,200)	$2,970

The following table summarizes Adjusted EBITDA for our operating segments for the six months ended June 30, 2019 (“2Q19 YTD”):

	Six Months Ended June 30, 2019
	Horizon Americas	Horizon Europe-Africa	Corporate	Consolidated
	(dollars in thousands)
Net loss attributable to Horizon Global				$(33,180)
Net loss attributable to noncontrolling interest				(580)
Net loss				$(33,760)
Interest expense				26,150
Income tax benefit				(1,310)
Depreciation and amortization				10,520
EBITDA	$11,250	$580	$(10,230)	$1,600
Net loss attributable to noncontrolling interest	—	580	—	580
Income from discontinued operations, net of tax	—	—	(6,770)	(6,770)
Severance	(190)	—	—	(190)
Restructuring, relocation and related business disruption costs	1,310	(1,410)	—	(100)
Non-cash stock compensation	—	—	970	970
Loss on business divestitures and other assets	960	3,630	1,320	5,910
Board transition support	—	—	1,450	1,450
Product liability and litigation claims	—	4,320	—	4,320
Debt issuance costs	—	—	3,040	3,040
Unrealized foreign currency remeasurement costs	(80)	560	140	620
Other	200	(310)	(100)	(210)
Adjusted EBITDA	$13,450	$7,950	$(10,180)	$11,220

The following table summarizes financial information for our operating segments for 2Q20 YTD and 2Q19 YTD:

	Six Months Ended June 30,				Change		Constant Currency Change
	2020	As a Percentage of Net Sales	2019	As a Percentage of Net Sales	$	%	$	%
	(dollars in thousands)
Net Sales
Horizon Americas	$166,490	58.7%	$204,450	55.2%	$(37,960)	(18.6)%	$(37,550)	(18.4)%
Horizon Europe-Africa	117,250	41.3%	165,870	44.8%	(48,620)	(29.3)%	(45,850)	(27.6)%
Total	$283,740	100.0%	$370,320	100.0%	$(86,580)	(23.4)%	$(83,400)	(22.5)%
Gross Profit
Horizon Americas	$37,760	22.7%	$44,810	21.9%	$(7,050)	(15.7)%	$(6,810)	(15.2)%
Horizon Europe-Africa	6,540	5.6%	15,060	9.1%	(8,520)	(56.6)%	(8,440)	(56.0)%
Total	$44,300	15.6%	$59,870	16.2%	$(15,570)	(26.0)%	$(15,250)	(25.5)%
Selling, General and Administrative Expenses
Horizon Americas	$31,550	19.0%	$36,860	18.0%	$(5,310)	(14.4)%	$(5,040)	(13.7)%
Horizon Europe-Africa	15,000	12.8%	18,080	10.9%	(3,080)	(17.0)%	(2,670)	(14.8)%
Corporate	12,310	N/A	17,100	N/A	(4,790)	(28.0)%	(4,790)	(28.0)%
Total	$58,860	20.7%	$72,040	19.5%	$(13,180)	(18.3)%	$(12,500)	(17.4)%
Operating Profit (Loss)
Horizon Americas	$6,160	3.7%	$7,990	3.9%	$(1,830)	(22.9)%	$(1,870)	(23.4)%
Horizon Europe-Africa	(8,480)	(7.2)%	(1,610)	(1.0%)	(6,870)	426.7%	(7,200)	447.2%
Corporate	(12,330)	N/A	(17,100)	N/A	4,770	(27.9)%	4,770	(27.9)%
Total	$(14,650)	(5.2)%	$(10,720)	(2.9%)	$(3,930)	36.7%	$(4,300)	40.1%
Capital Expenditures
Horizon Americas	$1,470	0.9%	$3,830	1.9%	$(2,360)	(61.6)%	$(2,360)	(61.6)%
Horizon Europe-Africa	3,980	3.4%	1,800	1.1%	2,180	121.1%	2,650	147.2%
Corporate	—	N/A	50	N/A	(50)	(100.0)%	(50)	(100.0)%
Total	$5,450	1.9%	$5,680	1.5%	$(230)	(4.0)%	$240	4.2%
Depreciation and Amortization of Intangible Assets
Horizon Americas	$4,200	2.5%	$4,310	2.1%	$(110)	(2.6)%	$(60)	(1.4)%
Horizon Europe-Africa	6,220	5.3%	6,040	3.6%	180	3.0%	370	6.1%
Corporate	110	N/A	170	N/A	(60)	(35.3)%	(60)	(35.3)%
Total	$10,530	3.7%	$10,520	2.8%	$10	0.1%	$250	2.4%
Adjusted EBITDA
Horizon Americas	$12,020	7.2%	$13,450	6.6%	$(1,430)	(10.6)%	N/A	N/A
Horizon Europe-Africa	150	0.1%	7,950	4.8%	(7,800)	(98.1)%	N/A	N/A
Corporate	(9,200)	N/A	(10,180)	N/A	980	(9.6)%	N/A	N/A
Total	$2,970	1.0%	$11,220	3.0%	$(8,250)	(73.5)%	N/A	N/A

Results of Operations Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019
Overall, net sales decreased by $86.6 million, or 23.4%, to $283.7 million in 2Q20 YTD, as compared with $370.3 million in 2Q19 YTD. As noted in the following segment results discussions, the decrease in net sales in the Horizon Americas and Horizon Europe-Africa was attributable to the continued impacts of economic uncertainty and business disruptions in these jurisdictions associated with the COVID-19 pandemic that began during the first quarter 2020. The decrease in net sales within Horizon Americas of $38.0 million was primarily driven by declines in sales volumes in the automotive OEM and retail sales channels. The decrease in net sales of $48.6 million in Horizon Europe-Africa was primarily driven by declines in sales volumes in the automotive OEM and automotive OES sales channels. Net sales of Horizon Europe-Africa were also negatively impacted by the sale of its non-automotive business in the first quarter 2019 and unfavorable currency translation.
Gross profit margin (gross profit as a percentage of sales) was 15.6% and 16.2% in 2Q20 YTD and 2Q19 YTD, respectively. Gross profit margin was negatively impacted in both operating segments primarily due to the continued impacts of the COVID-19 pandemic and related sales volume declines.
SG&A expenses decreased by $13.2 million primarily attributable to lower distribution center lease, operating and support costs in Horizon Americas. In Horizon Europe-Africa, lower administration and personnel cost savings were realized as a result of prior-year restructuring and business rationalization projects, as well as the reimbursement of certain payroll costs as part of a government payroll reimbursement program. Additionally, Corporate incurred $4.5 million of higher professional service fees and other costs incurred in 2Q19 YTD related to new debt issuance, amendments, and modifications and related structure changes.
Operating margin (operating loss as a percentage of sales) was (5.2)% and (2.9)% in 2Q20 YTD and 2Q19 YTD, respectively. Operating loss increased $4.0 million to an operating loss of $14.7 million in 2Q20 YTD, compared to an operating loss of $10.7 million in 2Q19 YTD, primarily as a result of the operational results detailed above.
Other expense, net decreased by $2.9 million to $2.1 million in 2Q20 YTD compared to $5.0 million in 2Q19 YTD, primarily attributable to the $3.6 million loss on sale related to the Company’s divestiture of its non-automotive business in Horizon Europe-Africa in 2Q19 YTD that did not recur in 2Q20 YTD, partially offset by $1.1 million of additional foreign currency loss in 2Q20 YTD as compared to 2Q19 YTD.
Interest expense decreased by $9.7 million to $16.4 million in 2Q20 YTD, as compared to $26.2 million for 2Q19 YTD. Interest expense decreased primarily as a result of the pay down of principal on the Company’s First Lien Term Loan (as defined below) in September 2019, which resulted in lower borrowings as well as lower interest rates compared to 2Q19 YTD.
The effective income tax rate for 2Q20 YTD and 2Q19 YTD was (0.2)% and 3.1%, respectively. The 2Q20 YTD lower effective tax rate compared to the statutory tax rate is attributable to the valuation allowance recorded in the US and several foreign jurisdictions at June 30, 2020, which resulted in no income tax benefit recognized for jurisdictional pretax losses.
Net loss from continuing operations decreased by $7.3 million, to a net loss of $33.3 million for 2Q20 YTD, compared to a net loss of $40.5 million for 2Q19 YTD, primarily as a result of the operational results detailed above.
(Loss) income from discontinued operations, net of tax is attributable to the sale of the Company’s former APAC operating segment, which was sold in September 2019. During 2Q20 YTD, the remaining post-closing conditions of the sale were completed, including a true up to net cash proceeds, which resulted in a loss on sale of discontinued operations of $0.5 million. As a result, APAC has been presented as discontinued operations in our condensed consolidated financial statements in accordance with FASB ASC 205, Discontinued Operations. See Note 3, Discontinued Operations, included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” within this Quarterly Report on Form 10-Q for further description of the Company’s discontinued operations.
See below for a discussion of operating results by segment.

Horizon Americas
Net sales by sales channel, in thousands, for Horizon Americas during 2Q20 YTD and 2Q19 YTD are as follows:

	Six Months Ended June 30,		Change
	2019	2018	$	%
Net Sales
Automotive OEM	$29,870	$43,920	$(14,050)	(32.0)%
Automotive OES	2,350	3,420	(1,070)	(31.3)%
Aftermarket	49,050	52,990	(3,940)	(7.4)%
Retail	46,400	61,630	(15,230)	(24.7)%
Industrial	12,890	16,210	(3,320)	(20.5)%
E-commerce	25,880	26,260	(380)	(1.4)%
Other	50	20	30	N/A
Total	$166,490	$204,450	$(37,960)	(18.6)%
Horizon Americas began 2Q20 YTD with strong performance and our initial operating results for the first quarter 2020 reflected strong demand for our products. However, the COVID-19 pandemic began to negatively impact results in March 2020 as the Company flexed down operations at its manufacturing and distribution facilities in line with customer demand and in accordance with applicable government mandated operational restrictions. As a result, net sales decreased by $38.0 million to $166.5 million in 2Q20 YTD, as compared to $204.5 million in 2Q19 YTD, primarily attributable to lower volumes in the automotive OEM and retail sales channels, due to the effects of the COVID-19 pandemic throughout 2Q20 YTD. This decrease was partially offset by a $0.9 million decrease in sales discounts, returns and allowances in 2Q20 YTD as compared with 2Q19 YTD.
Horizon Americas’ gross profit decreased by $7.1 million to $37.8 million in 2Q20 YTD, as compared to $44.8 million in 2Q19 YTD. The decrease in gross profit margin reflects the changes in sales detailed above. Additionally, gross profit was impacted by the following:
–$5.1 million lower scrap costs and inventory reserves;
–$2.8 million of favorable manufacturing costs; and
–$2.7 million in lower outbound freight costs.
SG&A expenses decreased by $5.3 million to $31.6 million, or 19.0% of net sales in 2Q20 YTD, as compared to $36.9 million, or 18.0% of net sales, in 2Q19 YTD. The decrease in SG&A expenses was attributable to the following:
–$3.0 million of lower distribution center lease, operating and support costs;
–$1.4 million of lower litigation and other administrative costs; and
–$1.2 million of lower personnel and compensation costs.
Horizon Americas’ operating margin decreased by $1.8 million to an operating profit of $6.2 million, or 3.7% of net sales, in 2Q20 YTD, as compared to an operating profit of $8.0 million, or 3.9% of net sales, in 2Q19 YTD. Operating margin declined primarily due to the operational results detailed above.
Horizon Americas’ Adjusted EBITDA decreased by $1.4 million to $12.0 million in 2Q20 YTD, as compared to Adjusted EBITDA of $13.5 million in 2Q19 YTD. Adjusted EBITDA decreased primarily due to operational results detailed above.

Horizon Europe-Africa
Net sales by sales channel, in thousands, for Horizon Europe-Africa during 2Q20 YTD and 2Q19 YTD are as follows:

	Six Months Ended June 30,		Change
	2020	2019	$	%
Net Sales
Automotive OEM	$62,020	$94,700	$(32,680)	(34.5)%
Automotive OES	20,180	29,330	(9,150)	(31.2)%
Aftermarket	32,390	36,360	(3,970)	(10.9)%
Industrial	660	1,560	(900)	N/A
E-commerce	660	1,090	(430)	(39.4)%
Other	1,340	2,830	(1,490)	(52.7)%
Total	$117,250	$165,870	$(48,620)	(29.3)%
Horizon Europe-Africa began 2Q20 YTD with strong performance and our initial operating results for the first quarter 2020 reflected strong demand for our products. However, the COVID-19 pandemic began to negatively impact results in March 2020 as the Company temporarily idled certain manufacturing facilities in line with customer demand and in accordance with applicable government mandated operational restrictions. As a result, net sales decreased by $48.6 million to $117.3 million in 2Q20 YTD, as compared to $165.9 million in 2Q19 YTD, primarily attributable to lower volumes in the automotive OEM and automotive OES sales channels, due to the effects of the COVID-19 pandemic throughout 2Q20 YTD. Net sales of Horizon Europe-Africa were also negatively impacted by $2.1 million related to the sale of its non-automotive business in the first quarter 2019 and $2.8 million of unfavorable currency translation.
Horizon Europe-Africa’s gross profit decreased by $8.5 million to $6.5 million in 2Q20 YTD, as compared to $15.1 million in 2Q19 YTD. The decrease in gross profit margin reflects the changes in sales detailed above. Additionally, gross profit was impacted by the following:
–$4.3 million of charges in 2Q19 YTD related to potential claims from product sold by Horizon Europe-Africa arising from potentially faulty components provided by a supplier that did not recur in 2Q20 YTD, see Note 13, Contingencies, included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements;”
–$3.5 million of payroll reimbursement costs received in 2Q20 YTD under terms of government payroll reimbursement programs, which includes the KUG (as defined in the Liquidity section below); partially offset by:
–$1.7 million of charges in 2Q20 YTD for royalty costs and settlement of certain intellectual property infringement claims, see Note 13, Contingencies, included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements”.
SG&A expenses decreased by $3.1 million to $15.0 million, or 12.8% of net sales in 2Q20 YTD, as compared to $18.1 million, or 10.9% of net sales, in 2Q19 YTD. The decrease in SG&A expenses was primarily attributable to the following:
–$2.3 million of lower personnel and compensation costs, which includes $0.5 million of payroll reimbursement costs received in 2Q20 YTD under terms of governmental payroll reimbursement programs, which includes the KUG.
Horizon Europe-Africa’s operating margin decreased by $6.9 million to an operating loss of $8.5 million, or (7.2)% of net sales in 2Q20 YTD, as compared to an operating loss of $1.6 million, or (1.0)% of net sales, in 2Q19 YTD. Operating margin declined primarily due to the operational results described above.
Horizon Europe-Africa’s Adjusted EBITDA decreased by $7.8 million to $0.2 million in 2Q20 YTD, as compared to Adjusted EBITDA of $8.0 million in 2Q19 YTD. Adjusted EBITDA decreased primarily due to operational results detailed above.

Corporate Expenses  Corporate expenses included in operating loss decreased by $4.8 million to $12.3 million in 2Q20 YTD, as compared to $17.1 million in 2Q19 YTD. The decrease was primarily attributable to $4.5 million of higher professional service fees and other costs incurred in 2Q19 YTD related to a new debt issuance, amendments, and modifications and related structure changes.
Corporate Adjusted EBITDA was $(9.2) million during 2Q20 YTD, which was an improvement of $1.0 million, as compared to Adjusted EBITDA of $(10.2) million in 2Q19. Adjusted EBITDA improved primarily due to lower discretionary and administrative support costs in 2Q20 YTD, partially offset by higher personnel and compensation costs.

Liquidity and Capital Resources
Our capital and working capital requirements are funded through a combination of cash flows from operations, cash on hand and various borrowings and factoring arrangements described below, including our asset-based revolving credit facility (as defined below). As of June 30, 2020, and December 31, 2019, there was $12.3 million and $8.7 million, respectively, of cash held at foreign subsidiaries. There may be country specific regulations that may restrict or result in increased costs in the repatriation of these funds.
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
In April 2020, S.I.A.R.R. SAS (the “French Borrower”), an indirect subsidiary of the Company, received a loan from BNP Paribas (the “French Loan”) for $5.5 million. The French Loan, issued pursuant to an agreement dated April 9, 2020, between the French Borrower and BNP Paribas, matures on April 9, 2021. The French Loan bears interest at a rate of 0.5% per annum. The French Borrower, at its election, may repay the French Loan in full on April 9, 2021 or in monthly installments for a period of five years from the date of election.
In April 2020, Horizon Global Company LLC (the “US Borrower”), a direct US-based subsidiary of the Company, received a loan from PNC Bank, National Association for $8.7 million, pursuant to the Paycheck Protection Program (the “PPP Loan”) under Division A, Title I of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The PPP Loan, which is in the form of a Note dated April 18, 2020 issued by the US Borrower, matures on April 18, 2022. The PPP Loan bears interest at 1.0% per annum and is payable monthly commencing on November 15, 2020. Funds from the PPP Loan may be used for payroll, costs used to continue group health care benefits, rent and utilities. Under the terms of the PPP Loan, certain amounts may be forgiven if they are used for qualifying expenses as described in the CARES Act.
The Company submitted its PPP Loan application in good faith in accordance with the CARES Act and the guidance issued by the Small Business Administration (the “SBA”), including the SBA’s Paycheck Protection Program Loans Frequently Asked Questions. During the second quarter of 2020, the Company, in accordance with the final guidance issued by the United States Department of the Treasury, met the need and sized based criteria of the program. The Company plans to file its application of forgiveness in the near term and continues to use the PPP Loan proceeds on qualifying expenses; however, there is no guarantee that any portion of the PPP Loan proceeds will be forgiven.
In March 2020, Westfalia-Automotive Gmbh (“Westfalia”), an indirect subsidiary of Horizon Global Corporation, was approved for a government payroll reimbursement program in Germany under the Kurzarbeitergeld (the “KUG”). The KUG is designed to reimburse employers for payroll costs incurred and paid to employees affected by the business disruption and government mandated operating restrictions in place due to COVID-19 for the period March 1, 2020 through August 31, 2020. Westfalia was approved to receive reimbursement of certain costs for the period March 19, 2020 through August 31, 2020. For the three and six months ended June 30, 2020, the Company recognized $2.5 million and $3.3 million, respectively, for qualifying payroll costs incurred for which the Company expects to be reimbursed under terms of the KUG. The Company estimates it will recognize future reimbursements up to $2.0 million under the terms of the KUG, provided the aforementioned local operating restrictions remain in place.
The Company is also taking the following measures to reduce costs and ensure appropriate liquidity:
–pursuing additional governmental grant or loan programs in the jurisdictions in which it operates;
–participating in payroll or payroll tax deferral programs such as those enacted by the CARES Act;
–undertaking negotiations with landlords to defer short-term rent payments;
–assessing its supplier base and related payment terms to determine if supplier payment timing may be amended, extended and/or retimed;
–reducing or retiming investments, including capital expenditures, that will not materially impact future business opportunities or our organic growth; and
–reducing reliance on temporary employees in both administrative and operations functions.
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
In March 2020, the Company, as guarantor, entered into a Loan and Security Agreement (the “Loan Agreement”) with Encina Business Credit, LLC (“Encina”), as agent for the lenders party thereto, and Horizon Global Americas Inc. and Cequent Towing Products of Canada Ltd., as borrowers (the “ABL Borrowers”). The Loan Agreement provides for an asset-based revolving credit facility (the “Revolving Credit Facility”) in the maximum aggregate principal amount of $75.0 million subject to customary borrowing base limitations contained therein, and may be increased at the ABL Borrowers’ request in increments of $5.0 million, up to a maximum of five times over the life of the Revolving Credit Facility, for a total increase of up to $25.0 million. In March 2020, the Company drew down $19.0 million from its Revolving Credit Facility to strengthen liquidity and supplement the Company’s cash position in United States. As of June 30, 2020, the Company had availability of $11.3 million under the Revolving Credit Facility and $27.7 million of cash in the United States.
Refer to Note 9, Long-term Debt, included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this Quarterly Report on Form 10-Q for additional information.
We believe the combination of these sources will enable us to meet our working capital, capital expenditures and other funding requirements. Our ability to fund our working capital needs, debt payments and other obligations, and to comply with financial covenants, including borrowing base limitations under our Revolving Credit Facility, depends on our future operating performance and cash flow and many factors outside of our control, including the costs of raw materials, the state of the automotive accessories market and financial and economic conditions and the extent and duration of the impact of the COVID-19 pandemic.
Cash Flows - Operating Activities
Net cash provided by and used for operating activities during 2Q20 YTD and 2Q19 YTD was $4.9 million and $(63.0) million, respectively. During 2Q20 YTD, the Company used $8.2 million in cash flows, based on the reported net loss of $33.3 million and after considering the effects of non-cash items related to gains and losses on dispositions of property and equipment, depreciation, amortization of intangible assets, amortization of original issuance discount and debt issuance costs, deferred income taxes, stock compensation, paid-in-kind interest, and other, net. During 2Q19 YTD, the Company used $29.9 million in cash flows, based on the reported net loss of $40.5 million and after considering the effects of similar non-cash items.
Changes in operating assets and liabilities sourced $13.1 million and used $(33.1) million of cash during 2Q20 YTD and 2Q19 YTD, respectively. Increases in accounts receivable resulted in a net use of cash of $16.8 million and $28.5 million during 2Q20 YTD and 2Q19 YTD, respectively. The increase in accounts receivable is lower in 2Q20 YTD as compared with 2Q19 YTD as a result of lower sales activity in 2Q20 due to impacts of COVID-19 while 2Q19 experienced higher sales activity, when compared with the respective fourth quarter periods.
Changes in inventory resulted in a source of cash of $19.3 million during 2Q20 YTD and use of cash of $(7.8) million during 2Q19 YTD. The decrease in inventory during 2Q20 YTD was due to improved inventory management. The increase in inventory during 2Q19 YTD was due to softening of demand at the start of the typically strong selling season.
Increases in accounts payable and accrued liabilities resulted in a source of cash of $13.5 million during 2Q20 YTD and $4.3 million during 2Q19 YTD. The source of cash for 2Q20 YTD as compared to 2Q19 YTD is primarily due to the mix of payments made to suppliers and vendors and the related terms.
Cash Flows - Investing Activities
Net cash used for investing activities during 2Q20 YTD was $(5.4) million and net cash provided by investing activities was $0.8 million during 2Q19 YTD. Capital expenditures for 2Q20 YTD and 2Q19 YTD were $5.5 million and $5.7 million, respectively, with both periods related to growth, capacity and productivity-related projects, primarily within Horizon Europe-Africa. During 2Q19 YTD, net proceeds from the sale of the non-automotive business were $5.0 million.

Cash Flows - Financing Activities
Net cash provided by financing activities was $29.3 million and $37.7 million during the 2Q20 YTD and 2Q19 YTD, respectively. During 2Q20 YTD, net proceeds from the Revolving Credit Facility, net of issuance costs, were $35.5 million. During 2Q20 YTD, proceeds from the PPP Loan were $8.7 million. During 2Q20 YTD and 2Q19 YTD, net repayments on the ABL Facility totaled $19.9 million and $11.7 million, respectively. During 2Q19 YTD, net proceeds from borrowings on our Second Lien Term Loan were $35.5 million, and cash of $10.1 million was used for repayments on our First Lien Term Loan.
Factoring Arrangements
We have factoring arrangements with financial institutions to sell certain accounts receivable under non-recourse agreements. Total receivables sold during the year under the factoring arrangements were $94.6 million and $133.2 million as of June 30, 2020 and 2019, respectively. We utilize factoring arrangements as part of our business funding to meet the Company’s working capital needs. The costs of participating in these arrangements are immaterial to our results.
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
In March 2020, the Company amended the existing First Lien Term Loan Agreement (the “Ninth Term Amendment”) to remove the minimum liquidity covenant of $15.0 million, amend the net leverage ratio requirements to remove the December 31, 2020 leverage ratio test, and amend the fixed charge coverage ratio covenant to not be below 1.0 to 1.0 beginning with the fiscal quarter ending March 31, 2021, and replace the prior first lien leverage covenant with a secured net leverage ratio starting with the fiscal quarter ending March 31, 2021 as follows:
•March 31, 2021: 6.00 to 1.00
•June 30, 2021 and each fiscal quarter ending thereafter: 5.00 to 1.00
In March 2020, the Company amended the existing Second Lien Term Loan Agreement (the “Second Lien Second Amendment”) to amend certain financial covenants as outlined above.
In March 2020, the Company entered into the Loan Agreement, as defined above. The interest on the loans under the Loan Agreement are payable in cash at the interest rate of LIBOR plus 4.00% per annum, subject to a 1.00% LIBOR floor. All interest, fees, and other monetary obligations due may, in Encina’s discretion but upon prior notice to the Company, be charged to the loan account and thereafter be deemed to be part of the Revolving Credit Facility subject to the same interest rate. Borrowings under the Loan Agreement mature on the earlier of: (i) March 13, 2023 and (ii) 90 days prior to the maturity of any portion of the debt under the Company’s First Lien Term Loan or Second Lien Term Loan, as may be in effect from time to time, unless earlier terminated. Based on the maturity dates of the Company’s First Lien Term Loan and Second Lien Term Loan, the loans under the Loan Agreement would be due on March 31, 2021. As a result of the 2020 Replacement Term Loan Amendment, as defined below, the maturity of all borrowings under the Revolving Credit Facility were effectively extended to fiscal year 2022 and are presented in gross long-term debt in the accompanying condensed consolidated balance sheet as of June 30, 2020. With the proceeds of the Revolving Credit Facility, the Company paid in full all outstanding debt incurred under the ABL Facility, which the Company accounted for as a debt extinguishment.
As of June 30, 2020, $37.8 million was outstanding on the Revolving Credit Facility bearing interest at a weighted average rate of 5.0% and $25.5 million was outstanding on the First Lien Term Loan bearing interest at 7.0%. The Company had $11.3 million of availability under the Revolving Credit Facility as of June 30, 2020.

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
In May 2020, the Company entered into amendments, limited waivers and consents in connection with its Loan Agreement and the First Lien Term Loan Agreement (the “Tenth Term Amendment”) and the Second Lien Term Loan Agreement (“the Second Lien Third Amendment”), with an effective date of April 1, 2020, that, among other things, consented to the Company’s applying for, obtaining and incurring the PPP Loan and French Loan, each as defined and described above. The Tenth Term Amendment and Second Lien Third Amendment amended the fixed coverage ratio covenant to eliminate the March 31, 2021 testing period, amended the secured net leverage ratio covenant to eliminate the March 31, 2021 testing period, and amended the secured net leverage ratio levels as follows:
•June 30, 2021: 6.00 to 1.00
•September 30, 2021 and each fiscal quarter ending thereafter: 5.00 to 1.00
We are subject to variable interest rates on our First Lien Term Loan and Revolving Credit Facility. At June 30, 2020, one-month LIBOR and three-month LIBOR approximated 0.17% and 0.30%, respectively.
On July 3, 2020, the Company entered into a limited consent to the Loan Agreement with Encina, that consented to the Company’s entering into the 2020 Replacement Term Loan Amendment, as defined and described below.
On July 6, 2020, the Company entered into the 2020 Replacement Term Loan Amendment (the “Eleventh Term Amendment”) to amend the Term Loan Agreement. The Eleventh Term Amendment provided replacement term loans (the “Replacement Term Loans”) that refinanced and replaced the outstanding balances under the First Lien Term Loan Agreement and Second Lien Term Loan Agreement, plus any accrued interest thereon. The interest on the Replacement Term Loans will be payable at LIBOR plus 10.75% per annum, subject to a 1.00% LIBOR floor, of which 4.00% shall be payable in cash and LIBOR plus 6.75% shall be payable-in-kind (PIK) interest (provided that the Company may elect on not more than one occasion to pay all interest as PIK interest). Borrowings under the Eleventh Term Amendment mature on the earlier of: (i) June 30, 2022 and (ii) April 1, 2022 if the Convertible Notes, as defined in Note 9, Long-term Debt, in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this Quarterly Report on Form 10-Q, are not repaid or otherwise discharged prior to such date. Additionally, the Eleventh Term Amendment provided for a 1.00% PIK closing fee, which was added to the principal amount of the Replacement Term Loans on the closing date; provided for a prepayment penalty on the entire principal amount of the Replacement Term Loans in an amount equal to 3.0% of the aggregate principal amount prepaid prior to December 31, 2021; and amended the fixed charge coverage ratio covenant beginning with the fiscal quarter ending June 30, 2021, as follows:
•June 30, 2021: 1.10 to 1.00
•September 30, 2021: 1.25 to 1.00
•December 31. 2021 and each fiscal quarter ending thereafter: 1.40 to 1.00
As a result of the amendment entered into on July 6, 2020, for the Company’s First Lien Term Loan and Second Lien Term Loan, and our current forecast through June 30, 2021, the Company believes it has sufficient liquidity to operate its business for the foreseeable future.
The Company is in compliance with all of its financial covenants in its debt agreements as of June 30, 2020. Refer to Note 9, Long-term Debt, in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this Quarterly Report on Form 10-Q for additional information.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases and rent expense related thereto for 2Q20 YTD was $7.2 million. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels. Refer to Note 12, Leases, in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this Quarterly Report on Form 10-Q for additional information.

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
The reconciliations of net income (loss) attributable to Horizon Global to EBITDA, EBITDA to Adjusted EBITDA and Adjusted EBITDA to Consolidated EBITDA for the three months ended June 30, 2020 and 2019; the six months ended June 30, 2020 and 2019; and the last twelve months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,			Last Twelve Months Ended June 30,
	2020	2019	Change	2020	2019	Change	2020	2019	Change
	(dollars in thousands)			(dollars in thousands)			(dollars in thousands)
Net (loss) income attributable to Horizon Global	$(16,340)	$(8,080)	$(8,260)	$(33,080)	$(33,180)	$100	$80,720	$(112,700)	$193,420
Net loss attributable to noncontrolling interest	(380)	(60)	(320)	(670)	(580)	(90)	(1,320)	(1,040)	(280)
Net (loss) income	$(16,720)	$(8,140)	$(8,580)	$(33,750)	$(33,760)	$10	$79,400	$(113,740)	$193,140
Interest expense	8,220	15,320	(7,100)	16,410	26,150	(9,740)	48,530	41,610	6,920
Income tax expense (benefit)	80	(1,040)	1,120	70	(1,310)	1,380	(9,320)	1,520	(10,840)
Depreciation and amortization	5,470	5,310	160	10,530	10,520	10	21,680	21,120	560
EBITDA	$(2,950)	$11,450	$(14,400)	$(6,740)	$1,600	$(8,340)	$140,290	$(49,490)	$189,780
Net loss attributable to noncontrolling interest	380	60	320	670	580	90	1,320	1,040	280
(Income) loss from discontinued operations, net of tax	—	(2,990)	2,990	500	(6,770)	7,270	(182,240)	(14,000)	(168,240)
EBITDA from continuing operations	$(2,570)	$8,520	$(11,090)	$(5,570)	$(4,590)	$(980)	$(40,630)	$(62,450)	$21,820
Adjustments pursuant to Term Loan Agreements:
Losses on sale of receivables	250	430	(180)	540	960	(420)	1,170	1,840	(670)
Non-cash equity grant expenses	900	600	300	1,320	970	350	2,500	1,310	1,190
Other non-cash expenses or losses	220	600	(380)	1,750	5,570	(3,820)	1,210	36,790	(35,580)
Term Loans related fees, costs and expenses	—	1,300	(1,300)	—	3,040	(3,040)	(120)	3,040	(3,160)
Lender agent related professional fees, costs, and expenses	270	910	(640)	380	910	(530)	320	910	(590)
Non-recurring expenses or costs(a)	970	180	790	4,480	6,030	(1,550)	17,080	25,630	(8,550)
Non-cash losses on asset sales	20	(20)	40	90	(1,460)	1,550	1,240	340	900
Other	(20)	(240)	220	(20)	(210)	190	660	(1,720)	2,380
Adjusted EBITDA	$40	$12,280	$(12,240)	$2,970	$11,220	$(8,250)	$(16,570)	$5,690	$(22,260)
Non-recurring expense limitation(a)(b)	N/A	N/A	N/A	N/A	N/A	N/A	(7,080)	(15,630)	8,550
Other	20	240	(220)	20	210	(190)	(660)	1,720	(2,380)
Consolidated EBITDA	$60	$12,520	$(12,460)	$2,990	$11,430	$(8,440)	$(24,310)	$(8,220)	$(16,090)
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
Credit Rating
The Company’s debt agreements do not require that we maintain a credit rating.

Outlook
The Company began 2020 with a strong performance and our operating results demonstrated strong demand for our products. However, the COVID-19 pandemic has caused significant business and economic disruption globally and resulted in economic uncertainty and challenges, both in the short term and long term. At this time, the Company’s main priority is the health of its employees and others in the communities where it does business and we are taking actions in response to the current environment. The Company has implemented risk mitigation plans across the enterprise to reduce the risk of spreading COVID-19 while continuing to operate to the extent possible. In accordance with mandates and other guidance from local governments and health authorities, as well as the World Health Organization and the Centers for Disease Control, the Company has taken the following measures:
–requiring administrative employees to work remotely;
–temporarily eliminating domestic and international travel;
–gating measures defined and implemented for essential workers to enter facilities;
–providing and requiring the use of personal protective equipment by all employees during working hours;
–requiring essential on-site employees to practice social distancing, including refraining from handshaking, hugging or other forms of physical greeting and maintaining 6 feet of distance from coworkers where possible;
–professionally sanitizing each facility on a regular basis;
–sanitizing equipment between uses;
–requiring frequent hand washing, including before and after the use of shared equipment;
–conducting temperature checks on employees at the start of each shift;
–ensuring availability of hand sanitizer at each facility and encouraging frequent application; and
–requiring employees to stay home if they are experiencing cold or flu-like symptoms.
The Company has the ability to manufacture and distribute its products across its various sales channels, and continues to operate and fill customer orders. The Company adhered to government mandated operational restrictions and flexed its operations in line with current and anticipated customer demand, and will continue to do so while prioritizing the health and safety of its employees and others in the communities where it operates. The customers in our original equipment manufacturers and original equipment servicers sales channels were those most affected by government mandated operational restrictions. However, substantially all of our customers resumed operational status, resulting in increasing demand with each successive month during the second quarter 2020.
The Company continues to operate its distribution facilities in the United States, including its facility in Edgerton, Kansas and has reopened its primary manufacturing facilities in North America and Europe, with substantially all of those facilities operating at or above 90%. We currently expect the operations of our remaining facilities to continue to improve in the near term as government mandated operating restrictions continue to be eased.
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
As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting requirements that are not available to public reporting companies that do not qualify for this classification, including without limitation the following:
▪An emerging growth company is exempt from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and financial statements, commonly known as an “auditor discussion and analysis.”
▪An emerging growth company is not required to hold a nonbinding advisory stockholder vote on executive compensation or any golden parachute payments not previously approved by stockholders.
▪An emerging growth company is not required to comply with the requirement of auditor attestation of management’s assessment of internal control over financial reporting, which is required for other public reporting companies by Section 404 of the Sarbanes-Oxley Act.
▪An emerging growth company is eligible for reduced disclosure obligations regarding executive compensation in its periodic and annual reports, including without limitation exemption from the requirement to provide a compensation discussion and analysis describing compensation practices and procedures.
▪A company that is an emerging growth company is eligible for reduced financial statement disclosure in registration statements, which must include two years of audited financial statements rather than the three years of audited financial statements that are required for other public reporting companies.
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
Evaluation of disclosure controls and procedures
As of June 30, 2020, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company’s disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2020, that have materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. As a result of the COVID-19 pandemic, certain employees of the Company began working remotely in March 2020. Management has taken measures to ensure that our internal control over financial reporting remained effective and were not materially affected during the period. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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
In December 2019, the COVID-19 outbreak occurred in China and has since spread to other parts of the world. On March 11, 2020, the World Health Organization declared COVID-19 to be a global pandemic and recommended containment and mitigation measures. On March 13, 2020, the United States declared a national emergency concerning the outbreak. Along with these declarations, extraordinary and wide-ranging actions were taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including quarantines, social distancing and “stay-at-home” orders, travel restrictions, mandatory business closures and other mandates that substantially restricted individuals’ daily activities and curtailed or ceased many businesses’ normal operations.
New and changing government actions to address the COVID-19 pandemic continue to occur regularly. Certain jurisdictions in which we operate have had to re-establish restrictions due to a resurgence in COVID-19 cases. Additionally, although many of our customers have begun to reopen, restart operations or increase operating levels, they may be forced to close or limit operations as any new COVID-19 outbreaks occur.
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
To date, the COVID-19 pandemic has surfaced in nearly all regions around the world and has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. As a result, we have experienced, and may continue to experience, decreases in demand and customer orders for our products in all sales channels, as well as temporary disruptions and closures of some of our facilities due to decreased demand and government mandates. The COVID-19 pandemic has also impacted various aspects of the supply chain as our suppliers experience similar business disruptions due to operating restrictions from government mandates. We continue to monitor procurement of raw materials and components used in the manufacturing, distribution and sale of our products, but continued disruptions in the supply chain due to the COVID-19 pandemic may cause difficulty in sourcing materials or unexpected shortages or delays in delivery of raw materials and components, and may result in increased costs in our supply chain. We have implemented plans to reduce spending in certain areas of our business, including flexing variable labor, involuntary leave programs, reductions or delays in variable costs and investments, including capital expenditures, and may need to take additional actions to reduce spending in the future.
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
Given the inherent uncertainty surrounding the COVID-19 pandemic, we expect the pandemic may continue to have an adverse impact on our business in the near term. Should these conditions persist for a prolonged period, the COVID-19 pandemic, including any of the above factors and others that are currently unknown, may have a material adverse effect on our business, results of operations, cash flow, liquidity, and financial condition. Even as restrictions are lifted and economies gradually reopen, the shape of the economic recovery is uncertain and may continue to negatively impact our cash flow, liquidity, and financial condition.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s purchases of its shares of common stock during the three months ended June 30, 2020 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)
April 1 - 30, 2020	—		—	813,494
May 1 - 31, 2020	—		—	—
June 1 - 30, 2020	—		—	—
Total	—		—	—
__________________________
(a) The Company has a share repurchase program that was announced in May 2017 to purchase up to 1.5 million shares of the Company’s common stock. As of June 30, 2020, there were no shares of common stock remaining to be purchased under this program. The share repurchase program expired on May 5, 2020.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits.
Exhibits Index:

3.1(b)	Amended and Restated Certificate of Incorporation of Horizon Global Corporation, as amended.
3.2(a)	Amended and Restated By-laws of Horizon Global Corporation.
10.1*
Successor Agent Agreement and Amendment to Credit Agreement, dated April 21, 2020, by and among JPMorgan Chase Bank, N.A., as resigning administrative agent and collateral agent, Cortland Capital Market Services LLC as successor administrative agent and collateral agent, the financial institutions party thereto as Lenders, Horizon Global Corporation and certain of its subsidiaries party thereto as Loan Parties.

10.2
Amendment, Limited Waiver and Consent to Credit Agreement dated May 15, 2020 and deemed effective as of April 1, 2020, by and among Horizon Global Corporation, the financial institutions party thereto, as Lenders, and Cortland Capital Market Services LLC (as successor to JPMorgan Chase Bank, N.A.), as Administrative Agent.

10.3
Amendment, Limited Waiver and Consent to Credit Agreement dated May 15, 2020 and deemed effective as of April 1, 2020, by and among Horizon Global Corporation, the financial institutions party thereto, as Lenders, and Cortland Capital Market Services LLC, as Administrative Agent.

10.4	Horizon Global Corporation 2020 Equity and Incentive Compensation Plan.
10.5	Form of Restricted Stock Units Award Agreement - Board of Directors Grant under the Horizon Global Corporation 2020 Equity and Incentive Stock Plan.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document. (not part of filing)
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

(a)	Incorporated by reference to the Exhibit filed with our Current Report on Form 8-K filed on February 20, 2019 (File No. 001-37427).
(b)	Incorporated by reference to the Exhibit filed with our Quarterly Report on Form 10-Q filed on August 8, 2019 (File No. 001-37427).

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

HORIZON GLOBAL CORPORATION (Registrant)

/s/ DENNIS E. RICHARDVILLE

Date:	August 7, 2020	By:	Dennis E. Richardville Chief Financial Officer