Form 10-Q
period 2020-09-30
Horizon Global Corp
filed 2020-11-05
CIK 1637655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of November 2, 2020, the number of outstanding shares of the Registrant’s common stock was 26,219,232 shares.

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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to, risks and uncertainties with respect to: the impact of the novel coronavirus (COVID-19) pandemic on the Company’s business, results of operations, financial condition and liquidity; the Company’s ability to regain compliance with the New York Stock Exchange’s continued listing standards; the Company’s debt, including the Company’s ability to refinance any debt on commercially reasonable terms or at all; liabilities and restrictions imposed by the Company’s debt instruments; market demand; competitive factors; supply constraints; material and energy costs; technology factors; litigation; government and regulatory actions including the impact of any tariffs, quotas, or surcharges; the Company’s accounting policies; future trends; general economic and currency conditions; various conditions specific to the Company’s business and industry; the success of the Company’s action plan, including the actual amount of savings and timing thereof; the success of the Company’s business improvement initiatives in Europe-Africa, including the amount of savings and timing thereof; the Company’s exposure to product liability claims from customers and end users, and the costs associated therewith; the Company’s ability to meet its covenants in the agreements governing its debt; factors affecting the Company’s business that are outside of its control, including natural disasters, pandemics, including the current COVID-19 pandemic, accidents and governmental actions; and other risks that are discussed in Part I, Item 1A, “Risk Factors.” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as well as in Item 1A, “Risk Factors.” of this Quarterly Report on Form 10-Q and in the Company’s other periodic reports filed with the Securities and Exchange Commission . The risks described in the Company’s Annual Report on Form 10-K and other periodic reports are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
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

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited—dollars in thousands)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$39,810	$11,770
Restricted cash	5,840	—
Receivables, net	106,650	71,680
Inventories	107,120	136,650
Prepaid expenses and other current assets	9,910	8,570
Total current assets	269,330	228,670
Property and equipment, net	73,670	75,830
Operating lease right-of-use assets	47,380	45,770
Goodwill	3,120	4,350
Other intangibles, net	56,510	60,120
Deferred income taxes	390	430
Other assets	7,630	5,870
Total assets	$458,030	$421,040
Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings and current maturities, long-term debt	$8,740	$4,310
Accounts payable	97,170	78,450
Short-term operating lease liabilities	11,750	9,880
Accrued liabilities	59,890	48,850
Total current liabilities	177,550	141,490
Gross long-term debt	259,020	236,550
Unamortized debt issuance costs and discount	(23,380)	(31,500)
Long-term debt	235,640	205,050
Deferred income taxes	3,400	4,040
Long-term operating lease liabilities	48,070	48,070
Other long-term liabilities	15,460	13,790
Total liabilities	480,120	412,440
Contingencies (See Note 13)
Shareholders' equity:
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; 26,902,439 shares issued and 26,215,933 outstanding at September 30, 2020, and 26,073,894 shares issued and 25,387,388 outstanding at December 31, 2019	260	250
Common stock warrants exercisable for 5,993,539 and 6,487,674 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	9,800	10,610
Paid-in capital	165,910	163,240
Treasury stock, at cost: 686,506 shares at September 30, 2020 and December 31, 2019	(10,000)	(10,000)
Accumulated deficit	(173,120)	(141,970)
Accumulated other comprehensive loss	(10,190)	(9,790)
Total Horizon Global shareholders' (deficit) equity	(17,340)	12,340
Noncontrolling interest	(4,750)	(3,740)
Total shareholders' (deficit) equity	(22,090)	8,600
Total liabilities and shareholders' equity	$458,030	$421,040
The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited—dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$201,630	$177,850	$485,370	$548,170
Cost of sales	(158,260)	(149,560)	(397,700)	(460,010)
Gross profit	43,370	28,290	87,670	88,160
Selling, general and administrative expenses	(34,820)	(41,100)	(93,680)	(113,140)
Net gain (loss) on dispositions of property and equipment	10	50	(80)	1,500
Operating profit (loss)	8,560	(12,760)	(6,090)	(23,480)
Other income (expense), net	690	(1,640)	(1,430)	(6,610)
Interest expense	(7,560)	(24,120)	(23,970)	(50,270)
Income (loss) from continuing operations before income tax	1,690	(38,520)	(31,490)	(80,360)
Income tax (expense) benefit	(100)	1,020	(170)	2,330
Net income (loss) from continuing operations	1,590	(37,500)	(31,660)	(78,030)
Income (loss) from discontinued operations, net of tax	—	182,750	(500)	189,520
Net income (loss)	1,590	145,250	(32,160)	111,490
Less: Net loss attributable to noncontrolling interest	(340)	(260)	(1,010)	(840)
Net income (loss) attributable to Horizon Global	$1,930	$145,510	$(31,150)	$112,330
Net income (loss) per share attributable to Horizon Global:
Basic:
Continuing operations	$0.07	$(1.47)	$(1.19)	$(3.05)
Discontinued operations	—	7.21	(0.02)	7.50
Total	$0.07	$5.74	$(1.21)	$4.45
Diluted:
Continuing operations	$0.06	$(1.47)	$(1.19)	$(3.05)
Discontinued operations	—	7.21	(0.02)	7.50
Total	$0.06	$5.74	$(1.21)	$4.45
Weighted average common shares outstanding:
Basic	25,939,741	25,329,492	25,651,789	25,267,310
Diluted	33,329,106	25,329,492	25,651,789	25,267,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited—dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$1,590	$145,250	$(32,160)	$111,490
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	1,900	(1,320)	(400)	(30)
Derivative instruments	—	(440)	—	(1,720)
Total other comprehensive income (loss), net of tax	1,900	(1,760)	(400)	(1,750)
Total comprehensive income (loss)	3,490	143,490	(32,560)	109,740
Less: Comprehensive loss attributable to noncontrolling interest	(340)	(250)	(1,010)	(830)
Comprehensive income (loss) attributable to Horizon Global	$3,830	$143,740	$(31,550)	$110,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited—dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(32,160)	$111,490
Less: (Loss) income from discontinued operations	(500)	189,520
Net loss from continuing operations	(31,660)	(78,030)

Adjustments to reconcile net loss from continuing operations to net cash provided by (used for) operating activities:
Net loss (gain) on dispositions of property and equipment	80	(1,500)
Depreciation	11,110	11,980
Amortization of intangible assets	5,040	4,800
Write off of operating lease assets	—	4,250
Amortization of original issuance discount and debt issuance costs	11,450	18,570
Deferred income taxes	(820)	(3,390)
Non-cash compensation expense	2,190	1,790
Paid-in-kind interest	6,280	7,620
Increase in receivables	(35,170)	(4,680)
Decrease in inventories	30,100	1,920
Increase in prepaid expenses and other assets	(4,080)	(2,770)
Increase (decrease) in accounts payable and accrued liabilities	29,800	(15,560)
Other, net	(130)	(10,800)
Net cash provided by (used for) operating activities for continuing operations	24,190	(65,800)
Cash Flows from Investing Activities:
Capital expenditures	(8,090)	(8,460)
Net proceeds from sale of business	—	214,570
Net proceeds from disposition of property and equipment	70	1,470
Net cash (used for) provided by investing activities for continuing operations	(8,020)	207,580
Cash Flows from Financing Activities:
Proceeds from borrowings on credit facilities	6,440	13,780
Repayments of borrowings on credit facilities	(3,330)	(6,520)
Proceeds from Second Lien Term Loan, net of issuance costs	—	35,520
Repayments of borrowings on First Lien Term Loan, inclusive of transaction costs	—	(173,430)
Proceeds from Revolving Credit Facility, net of issuance costs	54,680	—
Repayments of borrowings on Revolving Credit Facility	(28,300)	—
Proceeds from ABL revolving debt, net of issuance costs	8,000	68,790
Repayments of borrowings on ABL revolving debt	(27,920)	(112,510)
Proceeds from Paycheck Protection Program Loan	8,670	—
Proceeds from issuance of Series A Preferred Stock	—	5,340
Proceeds from issuance of Warrants	—	5,380
Other, net	(320)	(10)
Net cash provided by (used for) financing activities for continuing operations	17,920	(163,660)
Discontinued Operations:
Net cash (used for) provided by discontinued operating activities	(500)	11,430
Net cash used for discontinued investing activities	—	(1,120)
Net cash provided by discontinued financing activities	—	—
Net cash (used for) provided by discontinued operations	(500)	10,310
Effect of exchange rate changes on cash, cash equivalents and restricted cash	290	280
Cash, Cash Equivalents and Restricted Cash:
Increase (decrease) for the period	33,880	(11,290)
At beginning of period	11,770	27,650
At end of period	$45,650	$16,360
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,990	$19,730
Cash paid for taxes, net of refunds	$990	$480
The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited—dollars in thousands)

	Common Stock	Common Stock Warrants	Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Horizon Global Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Shareholders' Equity (Deficit)
Balance at January 1, 2020	$250	$10,610	$163,240	$(10,000)	$(141,970)	$(9,790)	$12,340	$(3,740)	$8,600
Net loss	—	—	—	—	(16,740)	—	(16,740)	(290)	(17,030)
Other comprehensive loss, net of tax	—	—	—	—	—	(4,340)	(4,340)	—	(4,340)
Shares surrendered upon vesting of employees share based payment awards to cover tax obligations	—	—	(60)	—	—	—	(60)	—	(60)
Non-cash compensation expense	—	—	420	—	—	—	420	—	420
Balances at March 31, 2020	250	10,610	163,600	(10,000)	(158,710)	(14,130)	(8,380)	(4,030)	(12,410)
Net loss	—	—	—	—	(16,340)	—	(16,340)	(380)	(16,720)
Other comprehensive income, net of tax	—	—	—	—	—	2,040	2,040	—	2,040
Shares surrendered upon vesting of employees share based payment awards to cover tax obligations	—	—	50	—	—	—	50	—	50
Non-cash compensation expense	—	—	900	—	—	—	900	—	900
Balances at June 30, 2020	250	10,610	164,550	(10,000)	(175,050)	(12,090)	(21,730)	(4,410)	(26,140)
Net income	—	—	—	—	1,930	—	1,930	(340)	1,590
Other comprehensive income, net of tax	—	—	—	—	—	1,900	1,900	—	1,900
Shares surrendered upon vesting of employees share based payment awards to cover tax obligations	—	—	(310)	—	—	—	(310)	—	(310)
Non-cash compensation expense	—	—	870	—	—	—	870	—	870
Exercise of stock warrants	10	(810)	800	—	—	—	—	—	—
Balances at September 30, 2020	$260	$9,800	$165,910	$(10,000)	$(173,120)	$(10,190)	$(17,340)	$(4,750)	$(22,090)

	Common Stock	Common Stock Warrants	Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Horizon Global Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Shareholders' Equity (Deficit)
Balances at January 1, 2019	$250	$—	$160,990	$(10,000)	$(222,720)	$7,760	$(63,720)	$(2,500)	$(66,220)
Net loss	—	—	—	—	(25,100)	—	(25,100)	(520)	(25,620)
Other comprehensive income, net of tax	—	—	—	—	—	140	140	—	140
Shares surrendered upon vesting of employees share based payment awards to cover tax obligations	—	—	(10)	—	—	—	(10)	—	(10)
Non-cash compensation expense	—	—	350	—	—	—	350	—	350
Issuance of Warrants	—	5,380	—	—	—	—	5,380	—	5,380
Balances at March 31, 2019	250	5,380	161,330	(10,000)	(247,820)	7,900	(82,960)	(3,020)	(85,980)
Net loss	—	—	—	—	(8,080)	—	(8,080)	(60)	(8,140)
Other comprehensive loss, net of tax	—	—	—	—	—	(130)	(130)	—	(130)
Non-cash compensation expense	—	—	590	—	—	—	590	—	590
Issuance of Warrants	—	5,340	—	—	—	—	5,340	—	5,340
Balance at June 30, 2019	250	10,720	161,920	(10,000)	(255,900)	7,770	(85,240)	(3,080)	(88,320)
Net income	—	—	—	—	145,510	—	145,510	(260)	145,250
Other comprehensive loss, net of tax	—	—	—	—	—	(1,760)	(1,760)	—	(1,760)
Non-cash compensation expense	—	—	840	—	—	—	840	—	840
Amounts reclassified from AOCI	—	—	—	—	—	(17,260)	(17,260)	—	(17,260)
Balances at September 30, 2019	$250	$10,720	$162,760	$(10,000)	$(110,390)	$(11,250)	$42,090	$(3,340)	$38,750

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
2. New Accounting Pronouncements
New accounting pronouncements not yet adopted
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible instruments by removing certain separation models in Accounting Standards Codification (“ASC”) 470-20, “Debt—Debt with Conversion and Other Options,” for convertible instruments. Under ASU 2020-06, the embedded conversion features no longer are separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under ASC 815, “Derivatives and Hedging,” or that do not result in substantial premiums accounted for as paid-in capital. For smaller reporting companies, ASU 2020-06 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2023, with early adoption permitted for fiscal years beginning after December 15, 2020. We are currently assessing the impact of this update on the Company’s condensed consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides temporary optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The relief provided by this guidance is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform initiatives being undertaken in an effort to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The optional amendments of this guidance are effective for all entities upon adoption. We are currently assessing the impact of this update on the Company’s condensed consolidated financial statements.

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
The following table presents the Company’s results from discontinued operations for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(dollars in thousands)
Net sales	$29,750	$92,300
Cost of sales	(22,250)	(68,530)
Selling, general and administrative expenses	(3,050)	(9,580)
Other expense, net	(210)	(400)
Interest expense	(80)	(310)
Income before income tax expense	4,160	13,480
Income tax expense	(1,900)	(4,450)
Gain on sale of discontinued operations	$180,490	$180,490
Income from discontinued operations, net of tax	$182,750	$189,520

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
The following tables present the Company’s net sales by segment and disaggregated by major sales channel for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020
	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Net Sales
Automotive OEM	$24,010	$42,400	$66,410
Automotive OES	2,980	13,820	16,800
Aftermarket	35,390	24,360	59,750
Retail	34,290	—	34,290
Industrial	7,230	550	7,780
E-commerce	15,240	630	15,870
Other	—	730	730
Total	$119,140	$82,490	$201,630

	Three Months Ended September 30, 2019
	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Net Sales
Automotive OEM	$21,050	$43,200	$64,250
Automotive OES	1,960	16,510	18,470
Aftermarket	26,920	19,840	46,760
Retail	26,600	—	26,600
Industrial	7,650	780	8,430
E-commerce	12,040	560	12,600
Other	—	740	740
Total	$96,220	$81,630	$177,850

	Nine Months Ended September 30, 2020
	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Net Sales
Automotive OEM	$53,880	$104,420	$158,300
Automotive OES	5,330	34,000	39,330
Aftermarket	84,440	56,750	141,190
Retail	80,690	—	80,690
Industrial	20,120	1,210	21,330
E-commerce	41,120	1,290	42,410
Other	50	2,070	2,120
Total	$285,630	$199,740	$485,370

	Nine Months Ended September 30, 2019
	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Net Sales
Automotive OEM	$64,970	$137,900	$202,870
Automotive OES	5,380	45,840	51,220
Aftermarket	79,910	56,200	136,110
Retail	88,230	—	88,230
Industrial	23,860	2,340	26,200
E-commerce	38,300	1,650	39,950
Other	20	3,570	3,590
Total	$300,670	$247,500	$548,170
During the three and nine months ended September 30, 2020 and 2019, adjustments to estimates of variable consideration for previously recognized revenue were immaterial. As of September 30, 2020 and 2019, total opening and closing balances of contract assets and deferred revenue were immaterial.

5. Goodwill and Other Intangible Assets
During the nine months ended September 30, 2020, the Company experienced a decline in its current and projected future operating and financial performance as well as pressure on its near-term financial forecasts as a result of the coronavirus (“COVID-19”) pandemic and the related wide-ranging actions taken by international, federal, state, and local public health and governmental authorities to combat the pandemic and spread of COVID-19 in regions across the United States and the world. These actions included quarantines, social distancing and “stay-at-home” orders, travel restrictions, mandatory business closures, and other mandates that have substantially restricted individuals’ daily activities and curtailed or ceased many businesses’ normal operations. In response to the pandemic and these actions, we had adhered to geographical government shutdowns and operating restrictions for our facilities, which resulted in an adverse impact to our business and financial performance in 2020, as well as on our near-term projected financial performance. Due to the impact of the COVID-19 pandemic, the Company identified an indicator of impairment on its goodwill and indefinite-lived intangible assets in its Horizon Americas reporting unit and on its indefinite-lived intangible assets in its Horizon Europe-Africa reporting unit in the first quarter of 2020.
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
The Company continues to assess the impact of the COVID-19 pandemic on its business and financial performance and monitor for any other indicators of potential impairment.
Changes in the carrying amount of goodwill for the nine months ended September 30, 2020 are summarized as follows:

	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Balance at December 31, 2019	$4,350	$—	$4,350
Foreign currency translation	(1,230)	—	(1,230)
Balance at September 30, 2020	$3,120	$—	$3,120

The gross carrying amounts and accumulated amortization of the Company’s other intangible assets are summarized as follows:

	As of September 30, 2020
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships (2 – 20 years)	$164,650	$(133,670)	$30,980
Technology and other (3 – 15 years)	22,140	(17,890)	4,250
Trademark/Trade names (1 – 8 years)	150	(150)	—
Total finite-lived intangible assets	186,940	(151,710)	35,230
Trademark/Trade names, indefinite-lived	21,280	—	21,280
Total other intangible assets	$208,220	$(151,710)	$56,510

	As of December 31, 2019
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships (2 – 20 years)	$164,150	$(129,310)	$34,840
Technology and other (3 – 15 years)	21,420	(17,260)	4,160
Trademark/Trade names (1 – 8 years)	150	(150)	—
Total finite-lived intangible assets	185,720	(146,720)	39,000
Trademark/Trade names, indefinite-lived	21,120	—	21,120
Total other intangible assets	$206,840	$(146,720)	$60,120
On March 1, 2019, the Company entered into an agreement of sale of certain business assets in its Horizon Europe-Africa operating segment, via a share and asset sale (the “Sale”). Under the terms of the Sale, effective March 1, 2019, the Company disposed of certain non-automotive business assets that operated using the Terwa brand for $5.5 million, which included a $0.5 million note receivable. The Sale resulted in a $3.6 million loss recorded in other expense, net in the condensed consolidated statements of operations, including a $3.0 million reduction of net intangibles related to customer relationships.
Amortization expense related to intangible assets as included in the accompanying condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Technology and other, included in cost of sales	$280	$260	$950	$980
Customer relationships and Trademark/Trade names, included in selling, general and administrative expenses	1,330	1,410	4,090	3,820
Total amortization expense	$1,610	$1,670	$5,040	$4,800

6. Inventories
Inventories consist of the following components:

	September 30, 2020	December 31, 2019
	(dollars in thousands)
Finished goods	$50,120	$82,080
Work in process	14,220	12,820
Raw materials	42,780	41,750
Total inventories	$107,120	$136,650

7. Property and Equipment, Net
Property and equipment, net consists of the following components:

	September 30, 2020	December 31, 2019
	(dollars in thousands)
Land and land improvements	$490	$470
Buildings	21,800	21,290
Machinery and equipment	130,000	121,740
	152,290	143,500
Accumulated depreciation	(78,620)	(67,670)
Property and equipment, net	$73,670	$75,830
Depreciation expense included in the accompanying condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Depreciation expense, included in cost of sales	$3,920	$3,170	$10,330	$9,760
Depreciation expense, included in selling, general and administrative expenses	90	1,420	780	2,220
Total depreciation expense	$4,010	$4,590	$11,110	$11,980

8. Accrued and Other Long-term Liabilities
Accrued liabilities consist of the following components:

	September 30, 2020	December 31, 2019
	(dollars in thousands)
Customer incentives	$18,960	$14,270
Accrued compensation	12,000	6,760
Customer claims	3,760	7,540
Short-term tax liabilities	2,530	90
Accrued professional services	1,360	4,790
Deferred purchase price	1,160	790
Restructuring	900	2,340
Other	19,220	12,270
Total accrued liabilities	$59,890	$48,850
Other long-term liabilities consist of the following components:

	September 30, 2020	December 31, 2019
	(dollars in thousands)
Deferred purchase price	$1,870	$2,370
Restructuring	1,270	1,600
Long-term tax liabilities	360	340
Other	11,960	9,480
Total other long-term liabilities	$15,460	$13,790

9. Long-term Debt
The Company’s long-term debt consists of the following:

	September 30, 2020	December 31, 2019
	(dollars in thousands)
Revolving Credit Facility	$28,690	$—
ABL Facility	—	20,020
Replacement Term Loan	87,580	—
First Lien Term Loan	—	25,210
Second Lien Term Loan	—	56,960
Convertible Notes	125,000	125,000
Paycheck Protection Program Loan	8,670	—
Bank facilities, capital leases and other long-term debt	17,820	13,670
Gross debt	267,760	240,860
Less:
Current maturities, long-term debt	8,740	4,310
Gross long-term debt	259,020	236,550
Less:
Unamortized debt issuance costs and original issuance discount on Replacement Term Loan	10,260	—
Unamortized debt issuance costs and original issuance discount on First Lien Term Loan	—	700
Unamortized debt issuance costs and discount on Second Lien Term Loan	—	12,730
Unamortized debt issuance costs and discount on Convertible Notes	13,120	18,070
Unamortized debt issuance costs and discount	23,380	31,500
Long-term debt	$235,640	$205,050
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
In March 2020, the Company paid in full all outstanding debt incurred under the ABL Facility, which the Company accounted for as a debt extinguishment in accordance with guidance in ASC 405-20, “Extinguishment of Liabilities”. As a result of the debt extinguishment, the Company recorded $0.8 million of unamortized debt issuance costs in interest expense included in the accompanying condensed consolidated statements of operations during the nine months ended September 30, 2020 in accordance with ASC 470-50, “Modifications and Extinguishments” (“ASC 470-50”). In addition, the Company recorded $0.6 million of additional costs in selling, general and administrative expenses included in the accompanying condensed consolidated statements of operations during the nine months ended September 30, 2020.
The Company recognized no amortization of debt issuance costs and $0.4 million of amortization of debt issuance costs during the three and nine months ended September 30, 2020, respectively, and $0.3 million and $0.8 million of amortization of debt issuance costs during the three and nine months ended September 30, 2019, respectively, which are included in the accompanying condensed consolidated statements of operations.
Total letters of credit issued and outstanding under the ABL Facility were $0.1 million and $7.7 million at September 30, 2020 and December 31, 2019, respectively. The letters of credit were collateralized with a line block on the ABL Facility. As described below, as the ABL Facility was extinguished, the agreement governing the ABL Facility required cash collateral to be held until expiration of outstanding letters of credit arrangement. The cash collateral requirement is 105% of the outstanding letters of credit, for a total amount of $0.1 million as of September 30, 2020. The cash collateral will be released either because of expiration or early termination and reissuance of the letters of credit. Certain letters of credit were reissued under the Revolving Credit Facility, as defined below, with a total of $3.1 million issued and outstanding as of September 30, 2020, with no cash collateral requirement. Other letters of credit were reissued under the Revolving Credit Facility, with a cash collateral requirement, with a total of $4.9 million as of September 30, 2020. The cash collateral requirement is 105% of the outstanding letters of credit, for a total amount of $5.1 million as of September 30, 2020. The Company presented the cash collateral in restricted cash in the accompanying condensed consolidated balance sheet as of September 30, 2020.
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
The interest on the loans under the Loan Agreement will be payable in cash at the interest rate of LIBOR plus 4.00% per annum, subject to a 1.00% LIBOR floor, provided that if for any reason the loans are converted to base rate loans, interest will be paid in cash at the customary base rate plus a margin of 3.00% per annum. All interest, fees, and other monetary obligations due may, in Encina’s discretion but upon prior notice to the ABL Borrowers, be charged to the loan account and thereafter be deemed to be part of the Revolving Credit Facility subject to the same interest rate. There are no amortization payments required under the Loan Agreement. Borrowings under the Loan Agreement mature on the earlier of: (i) March 13, 2023 and (ii) 90 days prior to the maturity of any portion of the debt under the Company’s Replacement Term Loan, as defined below, as may be in effect from time to time, unless earlier terminated. As a result of the 2020 Replacement Term Loan Amendment, as described below, the maturity of all borrowings under the Revolving Credit Facility were effectively extended to fiscal year 2022 and are presented in gross long-term debt in the accompanying condensed consolidated balance sheet as of September 30, 2020. All of the indebtedness under the Loan Agreement is and will be guaranteed by the Company and certain of the Company’s existing and future North American subsidiaries and is and will be secured by substantially all of the assets of the Company, such other guarantors, and the ABL Borrowers.
The Loan Agreement also contains a financial covenant that stipulates the ABL Borrowers and guarantors under the Loan Agreement will not make Capital Expenditures (as defined in the Loan Agreement) exceeding $30.0 million during any fiscal year.
Debt issuance costs of $2.3 million were incurred in connection with the Loan Agreement. These debt issuance costs will be amortized into interest expense over the contractual term of the Loan Agreement. The Company recognized $0.2 million and $0.9 million of amortization of debt issuance costs during the three and nine months ended September 30, 2020, respectively, which are included in the accompanying condensed consolidated statements of operations. There was $1.4 million of unamortized debt issuance costs included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet as of September 30, 2020 .
There was $28.7 million outstanding under the Revolving Credit Facility as of September 30, 2020 and $20.0 million outstanding under the ABL Facility as of December 31, 2019, with a weighted average interest rate of 5.0% and 5.5%, respectively. The Company had $38.2 million of availability under the Revolving Credit Facility as of September 30, 2020 and $33.1 million of availability under the ABL Facility as of December 31, 2019.
First Lien Term Loan Agreement
On June 30, 2015, the Company entered into a credit agreement among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A. (the “Term Loan Agreement”) under which the Company borrowed an aggregate of $200.0 million (the “Original Term B Loan”). The Term Loan Agreement has been subsequently amended and restated on several occasions and is collectively referred to as the “First Lien Term Loan Agreement”. The Original Term B Loan has also been subsequently amended on several occasions and is collectively referred to as the “First Lien Term Loan”. In conjunction with the entry into the Revolving Credit Facility referenced above, Cortland Capital Markets Services LLC served as administrative agent and collateral agent for the First Lien Term Loan.
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
In accordance with ASC 470-50, the Company recorded $0.7 million of issuance costs in selling, general and administrative expense in the accompanying condensed consolidated statements of operations during the three and nine months ended September 30, 2019 and wrote off $5.2 million of debt issuance costs due to the modification of the First Lien Term Loan for the September 19, 2019 amendment, which were recorded to selling, general and administrative expense within the accompanying condensed consolidated statements of operations.
In May 2020, the Company entered into an amendment, limited waiver and consent to credit agreement (the “Tenth Term Amendment”) with an effective date of April 1, 2020, to amend the First Lien Term Loan Agreement and to consent to the Company’s entering into, among other things, the PPP Loan and French Loan, each as defined and described below.
The Company recognized $5.2 million and $8.7 million of unamortized debt issuance costs in interest expense included in the accompanying condensed consolidated statement of operations during the three and nine months ended September 30, 2019, respectively, due to the extinguishment of debt for certain lenders in the loan syndicate in connection with various amendments to the First Lien Term Loan Agreement.
As a result of the 2020 Replacement Term Loan Amendment, as defined and described below, the outstanding balance and any accrued interest has been replaced by the Replacement Term Loan, as defined and described below.
The Company recognized no amortization of debt issuance and discount costs and $0.2 million of amortization of debt issuance and discount costs for the three and nine months ended September 30, 2020, respectively, and $0.8 million and $2.7 million for the three and nine months ended September 30, 2019, respectively, which is included in the accompanying condensed consolidated statements of operations.
The Company recognized no paid-in-kind interest and $0.4 million of paid-in-kind interest on the First Lien Term Loan for the three and nine months ended September 30, 2020, respectively, and $1.1 million and $3.0 million for the three and nine months ended September 30, 2019, respectively. The Company had no aggregate principal amount outstanding and $25.2 million outstanding as of September 30, 2020 and December 31, 2019, respectively, under the First Lien Term Loan, with the $25.2 million outstanding as of December 31, 2019 bearing cash interest at 8.1%.
Second Lien Term Loan Agreement
In March 2019, the Company entered into a credit agreement (the “Second Lien Term Loan Agreement”) with Cortland Capital Markets Services LLC, as administrative agent and collateral agent, and Corre Partners Management L.L.C., as representative of the lenders, and the lenders party thereto. The Second Lien Term Loan Agreement provided for a term loan facility in the aggregate principal amount of $51.0 million.
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
As a result of the 2020 Replacement Term Loan Amendment, as defined and described below, the outstanding balance and any accrued interest has been replaced by the Replacement Term Loan, as defined and described below.
The Company recognized no amortization of debt issuance and discount costs and $2.7 million of amortization of debt issuance and discount costs for the three and nine months ended September 30, 2020, respectively, and $0.9 million and $1.7 million for the three and nine months ended September 30, 2019, respectively, which is included in the accompanying condensed consolidated statements of operations.
The Company recognized paid-in-kind interest of $0.1 million and $3.4 million on its Second Lien Term Loan for the three and nine months ended September 30, 2020, respectively, and $2.1 million and $4.6 million for the three and nine months ended September 30, 2019, respectively.
Replacement Term Loan
On July 6, 2020, the Company entered into the 2020 Replacement Term Loan Amendment (the “Eleventh Term Amendment”) to amend the Term Loan Agreement. The Eleventh Term Amendment provided replacement term loans (the “Replacement Term Loan”) that refinanced and replaced the outstanding balances under the First Lien Term Loan Agreement and Second Lien Term Loan Agreement, plus any accrued interest thereon. The remaining unamortized debt issuance and original issuance discount costs related to the First Lien Term Loan Agreement and Second Lien Term Loan Agreement will be amortized into interest expense over the contractual term of the Replacement Term Loan using the effective interest method.

The interest on the Replacement Term Loan will be payable at LIBOR plus 10.75% per annum, subject to a 1.00% LIBOR floor, of which 4.00% shall be payable in cash and LIBOR plus 6.75% shall be payable-in-kind (PIK) interest (provided that the Company may elect on not more than one occasion to pay all interest as PIK interest). Borrowings under the Eleventh Term Amendment mature on the earlier of: (i) June 30, 2022 and (ii) April 1, 2022 if the Convertible Notes, as defined below, are not repaid or otherwise discharged prior to such date. Additionally, the Eleventh Term Amendment provided for a 1.00% PIK closing fee, which was added to the principal amount of the Replacement Term Loan on the closing date; provided for a prepayment penalty on the entire principal amount of the Replacement Term Loan in an amount equal to 3.0% of the aggregate principal amount prepaid prior to December 31, 2021; and amended the fixed charge coverage ratio covenant beginning with the fiscal quarter ending June 30, 2021, as follows:
•June 30, 2021: 1.10 to 1.00
•September 30, 2021: 1.25 to 1.00
•December 31. 2021 and each fiscal quarter ending thereafter: 1.40 to 1.00
In accordance with ASC 470-50, the Company recorded $0.2 million of issuance costs in selling, general and administrative expense in the accompanying condensed consolidated statements of operations during the three and nine months ended September 30, 2020.
The Company had total unamortized debt issuance and discount costs of $10.3 million, all of which are recorded as a reduction of the debt balance on the Company’s accompanying condensed consolidated balance sheet as of September 30, 2020. The Company recognized $1.2 million of amortization of debt issuance and discount costs for the three and nine months ended September 30, 2020, which is included in the accompanying condensed consolidated statements of operations.
The Company had an aggregate principal amount outstanding of $87.6 million as of September 30, 2020, under the Replacement Term Loan, bearing cash interest at 4.00%. In addition to cash interest, the Replacement Term Loan has 7.75% paid-in-kind interest. The Company made a one-time election to pay all interest as PIK interest on the first interest payment date. As a result of this election, the Company recognized $2.5 million of paid-in-kind interest for both the three and nine months ended September 30, 2020.

All of the indebtedness under the Replacement Term Loan is and will be guaranteed by the Company’s existing and future material domestic subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors.
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
During the third quarter of 2020, no conditions allowing holders of the Convertible Notes to convert have been met. Therefore, the Convertible Notes were not convertible during the second quarter of 2020 and are classified as long-term debt. Should conditions allowing holders of the Convertible Notes to convert be met in a future quarter, the Convertible Notes will be convertible at their holders’ option during the immediately following quarter. As of September 30, 2020, the if-converted value of the Convertible Notes did not exceed the principal value of those Convertible Notes.
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
The Company submitted its PPP Loan application in good faith in accordance with the CARES Act and the guidance issued by the Small Business Administration (the “SBA”), including the SBA’s Paycheck Protection Program’s Frequently Asked Questions. During 2020, the Company, in accordance with the final guidance issued by the United States Department of the Treasury, met the need and sized based criteria of the program. The Company plans to file its application of forgiveness in the near term and continues to use the PPP Loan proceeds on qualifying expenses; however, there is no guarantee that any portion of the PPP Loan proceeds will be forgiven.
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
Covenant and Liquidity Matters
As of September 30, 2020, and our current forecast through September 30, 2021, the Company believes it has sufficient liquidity to operate its business for the foreseeable future.
The Company is in compliance with all of its financial covenants in its debt agreements as of September 30, 2020.
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
There were no outstanding derivatives contracts at September 30, 2020 and December 31, 2019.
Financial Statement Presentation
The following table summarizes the amounts reclassified from AOCI into earnings:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Cost of sales	Interest expense	Cost of sales	Interest expense
	(dollars in thousands)
Total Amounts of Expense Line Items Presented in the Statement of Operations in Which the Effects of Cash Flow Hedges are Recorded	$(149,560)	$(24,120)	$(460,010)	$(50,270)
Amount of Gain Reclassified from AOCI into Earnings
Derivatives classified as cash flow hedges:
Foreign currency forward contracts	$350	$—	$1,550	$—
Cross currency swap	$—	$—	$—	$900
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
The following table provides a summary of the Company’s consolidated restructuring liabilities and related activity for each type of exit cost as of and for the nine months ended September 30, 2020:

	Employee Costs	Facility Closure and Other Costs	Total
	(dollars in thousands)
Balance at January 1, 2020	$1,830	$2,110	$3,940
Payments and other(1)	(1,580)	(190)	(1,770)
Balance at September 30, 2020	$250	$1,920	$2,170
(1)Other consists primarily of changes in the liability balance due to foreign currency translation and finalization of facility closures.
12. Leases
On January 1, 2019, the Company adopted ASC 842, “Leases”, as issued by the FASB under ASU 2016-02. Refer to Note 2, New Accounting Pronouncements, in our Annual Report on Form 10-K for the year ended December 31, 2019 for more information.

The Company leases certain facilities, automobiles and equipment under non-cancellable operating leases. Our leases have remaining lease terms of one year to eleven years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. Leases with an initial term of twelve months or less are not recorded on the condensed consolidated balance sheets; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company’s financing leases are immaterial.
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
The following table provides additional cost and cash flow information for the Company’s leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Operating lease cost	$4,260	$4,330	$11,460	$13,330
Operating cash flows from operating leases	$3,950	$4,564	$12,060	$14,320
ROU assets obtained in exchange for operating lease obligations	$1,500	$190	$4,080	$15,030

The following table provides additional balance sheet information for the Company’s leases:

	As of September 30, 2020	As of December 31, 2019
Weighted average remaining lease term (years)	6.1	6.8
Weighted average discount rate	8.4%	8.7%

In September 2019, the Company ceased use of its Troy, Michigan headquarters office lease. In conjunction with the lease abandonment, the Company accelerated the recognition of expense of its ROU asset and wrote it off, which resulted in a $4.3 million charge recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations during the three and nine months ended September 30, 2019.
13. Contingencies
During the fourth quarter of 2018, the Company was notified by two OEM customers of potential claims related to product sold by Horizon Europe-Africa arising from potentially faulty components provided by a third-party supplier. The claims resulted from the failure of products not functioning to specifications, but the claims did not allege any damage and only sought replacement of the product. The Company performed an assessment of the facts and circumstances for all asserted and unasserted claims and considered all factors including the Company’s recall insurance. During the three months ended September 30, 2019, the Company reduced its exposure related to the claims by $4.3 million and had no charge recorded for the nine months ended September 30, 2019.
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
The Company recognized $0.2 million of royalties and $1.9 million in cost of sales in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, the Company had recorded $0.9 million in prepaid expenses and other current assets and $1.9 million in other assets related to the future royalties to be recognized by the Company over the life of future programs related to the Settlement and $0.9 million in accrued liabilities and $3.3 million in other long-term liabilities in the accompanying condensed consolidated balance sheet related to the remaining semi-annual installment payments to be paid.
14. Earnings (Loss) per Share
Basic earnings (loss) per share is computed using net income (loss) attributable to Horizon Global and the number of weighted average shares outstanding. Diluted earnings (loss) per share is computed using net income (loss) attributable to Horizon Global and the number of weighted average shares outstanding, adjusted to give effect to the assumed exercise of outstanding stock options and warrants, vesting of restricted shares outstanding, and conversion of the Convertible Notes, where dilutive to earnings per share.
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings (loss) per share attributable to Horizon Global and diluted earnings (loss) per share attributable to Horizon Global:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands, except share and per share data)
Numerator:
Net income (loss) from continuing operations	$1,590	$(37,500)	$(31,660)	$(78,030)
Add: Income (loss) from discontinued operations, net of tax	—	182,750	(500)	189,520
Less: Net loss attributable to noncontrolling interest	(340)	(260)	(1,010)	(840)
Net income (loss) attributable to Horizon Global	$1,930	$145,510	$(31,150)	$112,330
Denominator:
Weighted average shares outstanding, basic	25,939,741	25,329,492	25,651,789	25,267,310
Dilutive effect of stock-based awards	7,389,365	—	—	—
Weighted average shares outstanding, diluted	33,329,106	25,329,492	25,651,789	25,267,310

Basic income (loss) per share attributable to Horizon Global
Continuing operations	$0.07	$(1.47)	$(1.19)	$(3.05)
Discontinued operations	—	7.21	(0.02)	7.50
Total	$0.07	$5.74	$(1.21)	$4.45
Diluted income (loss) per share attributable to Horizon Global
Continuing operations	$0.06	$(1.47)	$(1.19)	$(3.05)
Discontinued operations	—	7.21	(0.02)	7.50
Total	$0.06	$5.74	$(1.21)	$4.45

Due to losses from continuing operations for the three months ended September 30, 2019 and nine months ended September 30, 2020 and 2019, the effect of certain dilutive securities were excluded from the computation of weighted average diluted shares outstanding as inclusion would have resulted in anti-dilution. A summary of these anti-dilutive common stock equivalents is provided in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Number of options	18,961	53,321	18,961	61,184
Exercise price of options	$9.20 - $11.02	$9.20 - $11.29	$9.20 - $11.02	$9.20 - $11.29
Restricted stock units	—	1,524,778	1,820,186	1,101,855
Convertible Notes	5,005,000	5,005,000	5,005,000	5,005,000
Convertible Notes warrants	5,005,000	5,005,000	5,005,000	5,005,000
Second Lien Term Loan warrants	—	6,545,479	6,376,519	3,671,607
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
On June 19, 2020, the shareholders approved the Horizon Global Corporation 2020 Equity and Incentive Compensation Plan (the “Horizon 2020 Plan”). Horizon employees and non-employee directors participate in the Horizon 2020 Plan. The Horizon 2020 Plan authorizes the Compensation Committee of the Horizon Board of Directors to grant stock options (including “incentive stock options” as defined in Section 422 of the US Internal Revenue Code), appreciation rights, restricted shares, restricted stock units, performance shares, performance stock units, cash incentive awards, dividend equivalents and certain other awards based upon terms and conditions described in the Horizon 2020 Plan. No more than 4.1 million Horizon common shares may be delivered under the Horizon 2020 Plan, plus (A) the total number of shares remaining available for awards under the Horizon 2015 Plan, as described above, as of June 19, 2020, plus (B) the shares that are subject to awards granted under the Horizon 2020 Plan or the Horizon 2015 Plan that are added (or added back, as applicable) to the aggregate number of shares available under the Horizon 2020 Plan pursuant to the share counting rules of the Horizon 2020 Plan. These shares may be shares of original issuance or treasury shares, or a combination of both.
Stock Options
The following table summarizes Horizon stock option activity from December 31, 2019 to September 30, 2020:

	Number of Stock Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	37,737	$10.52
Granted	—	—
Exercised	—	—
Canceled, forfeited	(18,776)	10.61
Expired	—	—
Outstanding at September 30, 2020	18,961	$10.43	5.2	$—
As of September 30, 2020, the unrecognized compensation cost related to stock options is immaterial. For the three and nine months ended September 30, 2020 and 2019, the stock-based compensation expense recognized by the Company related to stock options was immaterial. There was no aggregate intrinsic value of the outstanding options at September 30, 2020. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.
Restricted Shares
During the nine months ended September 30, 2020, the Company granted an aggregate of 1,502,072 restricted stock units and performance stock units to certain key employees. The total grants consisted of: (i) 284,859 time-based restricted stock units vesting on a ratable basis on March 3, 2021, March 3, 2022 and March 3, 2023; (ii) 277,228 time-based restricted stock units vesting on June 24, 2021; (iii) 21,351 time-based restricted stock units vesting on a ratable basis on April 2, 2021, March 3, 2022 and March 3, 2023 and (iv) 918,634 performance stock units that vest on March 3, 2023 (the “2020 PSUs”).
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

The grant date fair value of restricted stock units is expensed over the vesting period. Restricted stock unit fair values are based on the closing trading price of the Company’s common stock on the date of grant. Changes in the number of restricted shares outstanding for the period ended September 30, 2020 were as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	1,393,085	$4.30
Granted	1,502,072	2.92
Vested	(581,803)	3.92
Canceled, forfeited	(455,072)	4.87
Outstanding at September 30, 2020	1,858,282	$3.16
As of September 30, 2020, there was $4.0 million in unrecognized compensation costs related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.2 years.
The Company recognized $0.9 million and $2.2 million of stock-based compensation expense related to restricted shares during the three and nine months ended September 30, 2020, respectively, and $0.9 million and $1.8 million during the three and nine months ended and September 30, 2019, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.
16. Shareholders’ Equity
Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock, par value of $0.01 per share. There were no preferred shares outstanding as of September 30, 2020 or December 31, 2019.
Common Stock
The Company is authorized to issue 400,000,000 shares of Horizon Global common stock, par value of $0.01 per share. As of September 30, 2020, there were 26,902,439 shares of common stock issued and 26,215,933 shares of common stock outstanding. As of December 31, 2019, there were 26,073,894 shares of common stock issued and 25,387,388 shares of common stock outstanding.
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
As of September 30, 2020, warrants for 560,611 shares have been exercised on a net basis, resulting in the issuance of 372,963 shares of the Company’s common stock. As of September 30, 2020, warrants to purchase 5,993,539 shares of common stock were issued and remain outstanding. During the three and nine months ended September 30, 2020, the Company recognized $0.8 million of non-cash transactions in connection with warrants exercised.

Accumulated Other Comprehensive Income (Loss) (“AOCI”)
Changes in AOCI by component, net of tax, for the nine months ended September 30, 2020 are summarized as follows:

	Derivative Instruments	Foreign Currency Translation and Other	Total
	(dollars in thousands)
Balances at January 1, 2020	$—	$(9,790)	$(9,790)
Net unrealized losses arising during the period	—	(400)	(400)
Net current-period change	—	(400)	(400)
Balances at September 30, 2020	$—	$(10,190)	$(10,190)
Changes in AOCI by component, net of tax, for the nine months ended September 30, 2019 are summarized as follows:

	Derivative Instruments	Foreign Currency Translation and Other	Total
	(dollars in thousands)
Balances at January 1, 2019	$1,960	$5,800	$7,760
Net unrealized gains arising during the period(a)	730	(30)	700
Less: Net realized gains reclassified to net loss(a)	2,450	—	2,450
Amounts reclassified from AOCI	(20)	(17,240)	(17,260)
Net current-period change	(1,740)	(17,270)	(19,010)
Balances at September 30, 2019	$220	$(11,470)	$(11,250)
(a) There was no income tax impact for derivative instruments during the nine months ended September 30, 2019. See Note 10, Derivative Instruments, for further details.
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

The following table presents the Company’s operating segment activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Net Sales
Horizon Americas	$119,140	$96,220	$285,630	$300,670
Horizon Europe-Africa	82,490	81,630	199,740	247,500
Total	$201,630	$177,850	$485,370	$548,170
Operating Profit (Loss)
Horizon Americas	$13,170	$(2,230)	$19,330	$5,760
Horizon Europe-Africa	2,440	1,730	(6,040)	120
Corporate	(7,050)	(12,260)	(19,380)	(29,360)
Total	$8,560	$(12,760)	$(6,090)	$(23,480)
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
The effective income tax rate was 5.9% and (0.5)% for the three and nine months ended September 30, 2020, respectively. The effective income tax rate was 2.6% and 2.9% for the three and nine months ended September 30, 2019, respectively. The 2020 lower effective tax rate compared to the statutory tax rate is attributable to the valuation allowance recorded in the US and several foreign jurisdictions, which resulted in no income tax benefit recognized for jurisdictional pretax losses.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis. In completing this evaluation, the Company considers all available evidence in order to determine whether, based on the weight of the evidence, a valuation allowance is necessary. Full valuation allowances that are recorded for deferred tax assets in the US and certain foreign jurisdictions will be maintained until sufficient positive evidence exists to reduce or eliminate them. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include, but are not limited to, recent historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences, tax planning strategies. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. The Company has recently experienced pre-tax losses. As of September 30, 2020, the Company believes that it is more likely than not that the recorded deferred tax assets will be realized.
On March 27, 2020, Congress enacted the CARES Act to provide certain relief as a result of the COVID-19 pandemic. The Company is currently evaluating how the CARES Act provisions will impact our consolidated financial statements, but is not currently projecting significant impacts on its income tax provision based on its domestic valuation allowance and historical operating performance.
19. Other Income (Expense), Net
Other income (expense), net consists of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Foreign currency gain / (loss)	$1,080	$(1,180)	$(670)	$(1,800)
Customer pay discounts	(420)	(300)	(960)	(1,220)
Loss on sale of business	—	—	—	(3,630)
Other	30	(160)	200	40
Total	$690	$(1,640)	$(1,430)	$(6,610)

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
The following table summarizes Adjusted EBITDA for our operating segments for the three months ended September 30, 2020 :

	Three Months Ended September 30, 2020
	Horizon Americas	Horizon Europe-Africa	Corporate	Consolidated
	(dollars in thousands)
Net income attributable to Horizon Global				$1,930
Net loss attributable to noncontrolling interest				(340)
Net income				$1,590
Interest expense				7,560
Income tax expense				100
Depreciation and amortization				5,620
EBITDA	$13,870	$7,490	$(6,490)	$14,870
Net loss attributable to noncontrolling interest	—	340	—	340
Severance	—	(170)	—	(170)
Restructuring, relocation and related business disruption costs	250	(20)	150	380
Non-cash stock compensation	—	—	870	870
Loss (gain) on business divestitures and other assets	420	—	(20)	400
Debt issuance costs	—	—	530	530
Unrealized foreign currency remeasurement costs	980	(1,580)	(500)	(1,100)
Adjusted EBITDA	$15,520	$6,060	$(5,460)	$16,120

The following table summarizes Adjusted EBITDA for our operating segments for the three months ended September 30, 2019:

	Three Months Ended September 30, 2019
	Horizon Americas	Horizon Europe-Africa	Corporate	Consolidated
	(dollars in thousands)
Net income attributable to Horizon Global				$145,510
Net loss attributable to noncontrolling interest				(260)
Net income				$145,250
Interest expense				24,120
Income tax benefit				(1,020)
Depreciation and amortization				6,250
EBITDA	$(1,290)	$3,950	$171,940	$174,600
Net loss attributable to noncontrolling interest	—	260	—	260
Income from discontinued operations, net of tax	—	—	(182,750)	(182,750)
Severance	(10)	10	1,620	1,620
Restructuring, relocation and related business disruption costs	(200)	—	4,250	4,050
Non-cash stock compensation	—	—	850	850
Loss (gain) on business divestitures and other assets	320	—	(1,320)	(1,000)
Product liability and litigation claims	820	(4,270)	—	(3,450)
Debt issuance costs	—	—	1,310	1,310
Unrealized foreign currency remeasurement costs	240	650	300	1,190
Other	670	130	(530)	270
Adjusted EBITDA	$550	$730	$(4,330)	$(3,050)

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

The following table summarizes financial information for our operating segments for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Change		Constant Currency Change
	2020	As a Percentage of Net Sales	2019	As a Percentage of Net Sales	$	%	$	%
	(dollars in thousands)
Net Sales
Horizon Americas	$119,140	59.1%	$96,220	54.1%	$22,920	23.8%	$23,420	24.3%
Horizon Europe-Africa	82,490	40.9%	81,630	45.9%	860	1.1%	(2,720)	(3.3%)
Total	$201,630	100.0%	$177,850	100.0%	$23,780	13.4%	$20,700	11.6%
Gross Profit
Horizon Americas	$32,960	27.7%	$17,270	17.9%	$15,690	90.9%	$15,910	92.1%
Horizon Europe-Africa	10,410	12.6%	11,020	13.5%	(610)	(5.5%)	(1,120)	(10.2%)
Total	$43,370	21.5%	$28,290	15.9%	$15,080	53.3%	$14,790	52.3%
Selling, General and Administrative Expenses
Horizon Americas	$19,790	16.6%	$19,500	20.3%	$290	1.5%	$520	2.7%
Horizon Europe-Africa	7,960	9.6%	9,330	11.4%	(1,370)	(14.7%)	(1,660)	(17.8%)
Corporate	7,070	N/A	12,270	N/A	(5,200)	(42.4%)	(5,200)	(42.4%)
Total	$34,820	17.3%	$41,100	23.1%	$(6,280)	(15.3%)	$(6,340)	(15.4%)
Operating Profit (Loss)
Horizon Americas	$13,170	11.1%	$(2,230)	(2.3)%	$15,400	690.6%	$15,400	690.6%
Horizon Europe-Africa	2,440	3.0%	1,730	2.1%	710	41.0%	510	29.5%
Corporate	(7,050)	N/A	(12,260)	N/A	5,210	42.5%	5,210	42.5%
Total	$8,560	4.2%	$(12,760)	(7.2)%	$21,320	167.1%	$21,120	165.5%
Capital Expenditures
Horizon Americas	$1,180	1.0%	$2,130	2.2%	$(950)	(44.6%)	$(890)	(41.8%)
Horizon Europe-Africa	1,460	1.8%	650	0.8%	810	124.6%	1,100	169.2%
Corporate	—	N/A	—	N/A	—	—%	—	—%
Total	$2,640	1.3%	$2,780	1.6%	$(140)	(5.0%)	$210	7.6%
Depreciation and Amortization of Intangible Assets
Horizon Americas	$2,100	1.8%	$2,160	2.2%	$(60)	(2.8%)	$(30)	(1.4%)
Horizon Europe-Africa	3,470	4.2%	3,020	3.7%	450	14.9%	320	10.6%
Corporate	50	N/A	1,080	N/A	(1,030)	(95.4%)	(1,030)	(95.4%)
Total	$5,620	2.8%	$6,260	3.5%	$(640)	(10.2%)	$(740)	(11.8%)
Adjusted EBITDA
Horizon Americas	$15,520	13.0%	$550	0.6%	$14,970	2,721.8%	N/A	N/A
Horizon Europe-Africa	6,060	7.3%	730	0.9%	5,330	730.1%	N/A	N/A
Corporate	(5,460)	N/A	(4,330)	N/A	(1,130)	(26.1%)	N/A	N/A
Total	$16,120	8.0%	$(3,050)	(1.7)%	$19,170	628.5%	N/A	N/A

Results of Operations Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Consolidated net sales increased by $23.7 million, or 13.4%, to $201.6 million in the three months ended September 30, 2020, as compared with $177.9 million in the three months ended September 30, 2019, driven by an increase in net sales in Horizon Americas and Horizon Europe-Africa. The increase in net sales within Horizon Americas of $22.9 million was primarily driven by increases in sales volumes in automotive OEM, automotive OES, retail, aftermarket and E-commerce sales channels, partially offset by a decrease in the industrial sales channel. The increase in net sales of $0.9 million in Horizon Europe-Africa was primarily attributable to $3.6 million of favorable currency translation and higher net sales in the aftermarket sales channel, partially offset by lower net sales in the automotive OEM and automotive OES sales channels.
Gross profit margin (gross profit as a percentage of net sales) was 21.5% and 15.9% during the three months ended September 30, 2020 and 2019, respectively. The improved gross profit margin is primarily due to higher net sales in Horizon Americas. Both operating segments had improved operating efficiency while the efficiency within Horizon Europe-Africa was offset by a prior year favorable expense recovery that did not recur.
Selling, general and administrative (“SG&A”) expenses decreased by $6.3 million, primarily attributable to Corporate expenses incurred in the three months ended September 30, 2019 for $5.3 million of lease abandonment and leasehold improvement charges related to the Company’s departure from its headquarters lease and $1.6 million of severance costs related to the separation agreement reached with our former chief executive officer which did not recur in the three months ended September 30, 2020.
Operating margin (operating profit (loss) as a percentage of net sales) was 4.2% and (7.2)% in the three months ended September 30, 2020 and 2019, respectively. Operating margin improved by $21.4 million to an operating profit of $8.6 million in the three months ended September 30, 2020, from an operating loss of $(12.8) million in the three months ended September 30, 2019, primarily as a result of the operational results detailed above.
Other income (expense), net improved by $2.3 million to $0.7 million in the three months ended September 30, 2020, as compared to $(1.6) million in the three months ended September 30, 2019 primarily attributable to a $1.1 million foreign currency gain in the three months ended September 30, 2020 as compared to a $(1.2) million foreign currency loss in the three months ended September 30, 2019.
Interest expense decreased by $16.5 million to $7.6 million in the three months ended September 30, 2020, as compared to $24.1 million in the three months ended September 30, 2019. Interest expense decreased primarily as a result of the pay down of principal on the Company’s First Lien Term Loan (as defined below) in September 2019, which resulted in lower borrowings as well as lower interest rates compared to the three months ended September 30, 2019.
The effective income tax rate for continuing operations for the three months ended September 30, 2020 and the three months ended September 30, 2019 was 5.9% and 2.6%, respectively. The lower effective tax rate compared to the statutory tax rate is attributable to the valuation allowance recorded in the US and several foreign jurisdictions as of September 30, 2020, which resulted in no income tax benefit recognized for jurisdictional pretax losses.
Net income (loss) from continuing operations increased by $39.1 million to net income of $1.6 million in the three months ended September 30, 2020, compared to a net loss from continuing operations of $(37.5) million in the three months ended September 30, 2019, primarily as a result of the operational results detailed above.
Income from discontinued operations, net of tax is attributable to the sale of the Company’s former APAC operating segment, which was sold in September 2019. APAC has been presented as discontinued operations in our condensed consolidated financial statements in accordance with ASC 205, “Discontinued Operations.” See Note 3, Discontinued Operations, included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” within this Quarterly Report on Form 10-Q for further description of the Company’s discontinued operations.
See below for a discussion of operating results by segment.

Horizon Americas
Net sales by sales channel, in thousands, for Horizon Americas during the three months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Change
	2020	2019	$	%
Net Sales
Automotive OEM	$24,010	$21,050	$2,960	14.1%
Automotive OES	2,980	1,960	1,020	52.0%
Aftermarket	35,390	26,920	8,470	31.5%
Retail	34,290	26,600	7,690	28.9%
Industrial	7,230	7,650	(420)	(5.5)%
E-commerce	15,240	12,040	3,200	26.6%
Total	$119,140	$96,220	$22,920	23.8%
Net sales increased by $22.9 million, or 23.8%, to $119.1 million in the three months ended September 30, 2020, as compared to $96.2 million during the three months ended September 30, 2019, primarily attributable to higher sales volumes. In addition, the increase was also due a $1.5 million reduction in sales returns and allowances in the three months ended September 30, 2020, as compared with the three months ended September 30, 2019.
Horizon Americas’ gross profit increased by $15.7 million to $33.0 million in the three months ended September 30, 2020, as compared to $17.3 million in the three months ended September 30, 2019. The increase in gross profit margin reflects the changes in sales detailed above. Additionally, gross profit was impacted by the following:
–$3.7 million favorable manufacturing costs; and
–$3.4 million lower scrap costs and inventory reserves.
SG&A expenses increased by $0.3 million to $19.8 million, or 16.6% of net sales, in the three months ended September 30, 2020, as compared to $19.5 million, or 20.3% of net sales, in the three months ended September 30, 2019. The increase in SG&A expenses was attributable to the following:
–$2.6 million higher personnel and compensation costs; partially offset by:
–$1.2 million decreased allowance for doubtful accounts; and
–$0.8 million lower litigation other administrative costs.
Horizon Americas’ operating margin increased by $15.4 million to an operating profit of $13.2 million, or 11.1% of net sales, in the three months ended September 30, 2020, as compared to an operating loss of $(2.2) million, or (2.3)% of net sales, in the three months ended September 30, 2019. Operating margin increased primarily due to the operational results detailed above.
Horizon Americas’ Adjusted EBITDA increased by $14.9 million to $15.5 million in the three months ended September 30, 2020, as compared to Adjusted EBITDA of $0.6 million in the three months ended September 30, 2019. Adjusted EBITDA increased primarily due to the operational results above.

Horizon Europe-Africa
Net sales by sales channel, in thousands, for Horizon Europe-Africa during the three months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Change
	2020	2019	$	%
Net Sales
Automotive OEM	$42,400	$43,200	$(800)	(1.9)%
Automotive OES	13,820	16,510	(2,690)	(16.3)%
Aftermarket	24,360	19,840	4,520	22.8%
Industrial	550	780	(230)	(29.5)%
E-commerce	630	560	70	12.5%
Other	730	740	(10)	(1.4)%
Total	$82,490	$81,630	$860	1.1%
Net sales increased by $0.9 million, or 1.1%, to $82.5 million in the three months ended September 30, 2020, as compared to $81.6 million in the three months ended September 30, 2019, primarily attributable to favorable currency translation and higher net sales in the aftermarket sales channel, partially offset by lower net sales in the automotive OEM and automotive OES sales channels.
Horizon Europe-Africa’s gross profit decreased by $0.6 million to $10.4 million in the three months ended September 30, 2020, as compared to $11.0 million in the three months ended September 30, 2019. The decrease in gross profit margin reflects the changes in sales detailed above. In addition, gross profit was impacted by the following:
–$4.3 million prior year favorable expense recovery related to the settlement of potential product liability claims from product sold by Horizon Europe-Africa, see Note 13, Contingencies, included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements; partially offset by:
–$2.5 million favorable material input costs; and
–$1.6 million favorable labor costs.
SG&A expenses decreased by $1.3 million to $8.0 million, or 9.6% of net sales, in the three months ended September 30, 2020, as compared to $9.3 million, or 11.4% of net sales, in the three months ended September 30, 2019. The decrease in SG&A expenses was primarily attributable to the following:
–$0.8 million decreased allowance for doubtful accounts; and
–$0.7 million lower personnel and compensation costs.
Horizon Europe-Africa’s operating margin increased by $0.7 million to an operating profit of $2.4 million, or 3.0% of net sales, in the three months ended September 30, 2020, as compared to an operating profit of $1.7 million, or 2.1% of net sales, in the three months ended September 30, 2019. Operating margin increased primarily due to the operational results detailed above.
Horizon Europe-Africa’s Adjusted EBITDA increased by $5.4 million to $6.1 million in the three months ended September 30, 2020, as compared to Adjusted EBITDA of $0.7 million in the three months ended September 30, 2019. Adjusted EBITDA increased primarily due to the operational results described above.

Corporate Expenses
Corporate expenses included in operating profit decreased by $5.2 million to $7.1 million in the three months ended September 30, 2020, as compared to $12.3 million in the three months ended September 30, 2019. The decrease was primarily attributable to the following:
–$5.3 million lease abandonment and leasehold improvement charges in the three months ended September 30, 2019 related to the Company’s departure from its headquarters lease;
–$1.6 million severance costs related to the separation agreement reached with our former chief executive officer in the three months ended September 30, 2019;
–$0.5 million lower discretionary and administrative support costs; partially offset by:
–$1.6 million higher personnel and compensation costs.
Corporate Adjusted EBITDA was $(5.5) million during the three months ended September 30, 2020, which was lower by $1.2 million, as compared to Adjusted EBITDA of $(4.3) million in the three months ended September 30, 2019. Adjusted EBITDA declined primarily due to the higher personnel and compensation costs, partially offset by the lower discretionary and administrative support costs, as described above.
The following table summarizes Adjusted EBITDA for our operating segments for the nine months ended September 30, 2020:

	Nine Months Ended September 30, 2020
	Horizon Americas	Horizon Europe-Africa	Corporate	Consolidated
	(dollars in thousands)
Net loss attributable to Horizon Global				$(31,150)
Net loss attributable to noncontrolling interest				(1,010)
Net loss				$(32,160)
Interest expense				23,970
Income tax expense				170
Depreciation and amortization				16,150
EBITDA	$24,160	$3,150	$(19,180)	$8,130
Net loss attributable to noncontrolling interest	—	1,010	—	1,010
Loss from discontinued operations, net of tax	—	—	500	500
Severance	530	(150)	(10)	370
Restructuring, relocation and related business disruption costs	1,550	10	470	2,030
Non-cash stock compensation	—	—	2,190	2,190
Loss (gain) on business divestitures and other assets	1,020	(180)	20	860
Product liability and litigation claims	—	1,510	—	1,510
Debt issuance costs	—	—	1,840	1,840
Unrealized foreign currency remeasurement costs	280	860	(490)	650
Adjusted EBITDA	$27,540	$6,210	$(14,660)	$19,090

The following table summarizes Adjusted EBITDA for our operating segments for the nine months ended September 30, 2019:

	Nine Months Ended September 30, 2019
	Horizon Americas	Horizon Europe-Africa	Corporate	Consolidated
	(dollars in thousands)
Net income attributable to Horizon Global				$112,330
Net loss attributable to noncontrolling interest				(840)
Net income				$111,490
Interest expense				50,270
Income tax benefit				(2,330)
Depreciation and amortization				16,790
EBITDA	$9,960	$4,550	$161,710	$176,220
Net loss attributable to noncontrolling interest	—	840	—	840
Income from discontinued operations, net of tax	—	—	(189,520)	(189,520)
Severance	(200)	10	1,620	1,430
Restructuring, relocation and related business disruption costs	1,110	(1,410)	4,250	3,950
Non-cash stock compensation	—	—	1,820	1,820
Loss on business divestitures and other assets	1,280	3,630	—	4,910
Board transition support	—	—	1,450	1,450
Product liability and litigation claims	820	50	—	870
Debt issuance costs	—	—	4,350	4,350
Unrealized foreign currency remeasurement costs	160	1,210	440	1,810
Other	870	(180)	(630)	60
Adjusted EBITDA	$14,000	$8,700	$(14,510)	$8,190

The following table summarizes financial information for our operating segments for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,				Change		Constant Currency Change
	2020	As a Percentage of Net Sales	2019	As a Percentage of Net Sales	$	%	$	%
	(dollars in thousands)
Net Sales
Horizon Americas	$285,630	58.8%	$300,670	54.8%	$(15,040)	(5.0)%	$(14,130)	(4.7)%
Horizon Europe-Africa	199,740	41.2%	247,500	45.2%	(47,760)	(19.3)%	(48,570)	(19.6)%
Total	$485,370	100.0%	$548,170	100.0%	$(62,800)	(11.5)%	$(62,700)	(11.4)%
Gross Profit
Horizon Americas	$70,720	24.8%	$62,080	20.6%	$8,640	13.9%	$9,100	14.7%
Horizon Europe-Africa	16,950	8.5%	26,080	10.5%	(9,130)	(35.0)%	(9,550)	(36.6)%
Total	$87,670	18.1%	$88,160	16.1%	$(490)	(0.6)%	$(450)	(0.5)%
Selling, General and Administrative Expenses
Horizon Americas	$51,340	18.0%	$56,360	18.7%	$(5,020)	(8.9)%	$(4,530)	(8.0)%
Horizon Europe-Africa	22,960	11.5%	27,410	11.1%	(4,450)	(16.2)%	(4,330)	(15.8)%
Corporate	19,380	N/A	29,370	N/A	(9,990)	(34.0)%	(9,990)	(34.0)%
Total	$93,680	19.3%	$113,140	20.6%	$(19,460)	(17.2)%	$(18,850)	(16.7)%
Operating Profit (Loss)
Horizon Americas	$19,330	6.8%	$5,760	1.9%	$13,570	235.6%	$13,530	234.9%
Horizon Europe-Africa	(6,040)	(3.0)%	120	—%	(6,160)	(5,133.3)%	(6,700)	(5,583.3)%
Corporate	(19,380)	N/A	(29,360)	N/A	9,980	34.0%	9,980	(34.0)%
Total	$(6,090)	(1.3)%	$(23,480)	(4.3)%	$17,390	74.1%	$16,810	71.6%
Capital Expenditures
Horizon Americas	$2,650	0.9%	$5,960	2.0%	$(3,310)	(55.5)%	$(3,250)	(54.5)%
Horizon Europe-Africa	5,440	2.7%	2,450	1.0%	2,990	122.0%	3,410	139.2%
Corporate	—	N/A	50	N/A	(50)	(100.0)%	(50)	(100.0)%
Total	$8,090	1.7%	$8,460	1.5%	$(370)	(4.4)%	$110	1.3%
Depreciation and Amortization of Intangible Assets
Horizon Americas	$6,300	2.2%	$6,470	2.2%	$(170)	(2.6)%	$(80)	(1.2)%
Horizon Europe-Africa	9,690	4.9%	9,060	3.7%	630	7.0%	680	7.5%
Corporate	160	N/A	1,250	N/A	(1,090)	(87.2)%	(1,090)	(87.2)%
Total	$16,150	3.3%	$16,780	3.1%	$(630)	(3.8)%	$(490)	(2.9)%
Adjusted EBITDA
Horizon Americas	$27,540	9.6%	$14,000	4.7%	$13,540	96.7%	N/A	N/A
Horizon Europe-Africa	6,210	3.1%	8,700	3.5%	(2,490)	(28.6)%	N/A	N/A
Corporate	(14,660)	N/A	(14,510)	N/A	(150)	(1.0)%	N/A	N/A
Total	$19,090	3.9%	$8,190	1.5%	$10,900	133.1%	N/A	N/A

Results of Operations Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019
Consolidated net sales decreased by $62.8 million, or 11.5%, to $485.4 million in the nine months ended September 30, 2020, as compared with $548.2 million in the nine months ended September 30, 2019. As noted in the following segment results discussions, the decrease in net sales in the Horizon Americas and Horizon Europe-Africa was attributable to the impacts of economic uncertainty and business disruptions in these jurisdictions associated with the COVID-19 pandemic that began during the first quarter 2020. The decrease in net sales within Horizon Americas of $15.0 million was primarily driven by declines in sales volumes in the automotive OEM, retail and industrial sales channels, partially offset by higher net sales in the aftermarket and e-commerce sales channels. The decrease in net sales of $47.8 million in Horizon Europe-Africa was primarily driven by declines in sales volumes in the automotive OEM, automotive OES and industrial sales channels. Net sales of Horizon Europe-Africa were also negatively impacted by the sale of its non-automotive business in the first quarter 2019.
Gross profit margin was 18.1% and 16.1% in the nine months ended September 30, 2020 and 2019, respectively. The improved gross profit margin is primarily due to favorable sales mix and improved operating efficiency in Horizon Americas which more than offset the negative impacts of the COVID-19 pandemic and related sales volume declines.
SG&A expenses decreased by $19.5 million primarily attributable to lower distribution center lease, operating and support costs in Horizon Americas. In Horizon Europe-Africa, lower administration and personnel cost savings were realized as a result of prior-year restructuring and business rationalization projects, as well as the reimbursement of certain payroll costs as part of government payroll reimbursement programs. Additionally, Corporate expenses incurred in the nine months ended September 30, 2019 for $5.3 million of lease abandonment and leasehold improvement charges related to the Company’s departure from its headquarters lease and $1.6 million of severance costs related to the separation agreement reached with our former chief executive officer which did not recur, as well as higher professional service fees and other costs in the nine months ended September 30, 2019 related to new debt issuance, amendments, and modifications and related structure changes.
Operating margin was (1.3)% and (4.3)% in the nine months ended September 30, 2020 and 2019, respectively. Operating margin improved $17.4 million to an operating loss of $(6.1) million in the nine months ended September 30, 2020, from an operating loss of $(23.5) million in the nine months ended September 30, 2019, primarily as a result of the operational results detailed above.
Other expense, net decreased by $5.2 million to $1.4 million in the nine months ended September 30, 2020, as compared to $6.6 million in the nine months ended September 30, 2019, primarily attributable to the $3.6 million loss on sale related to the Company’s divestiture of its non-automotive business in Horizon Europe-Africa in the nine months ended September 30, 2019 that did not recur in the nine months ended September 30, 2020 as well as $1.1 million of lower foreign currency loss in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019.
Interest expense decreased by $26.3 million to $24.0 million in the nine months ended September 30, 2020, as compared to $50.3 million for the nine months ended September 30, 2019. Interest expense decreased primarily as a result of the pay down of principal on the Company’s First Lien Term Loan (as defined below) in September 2019, which resulted in lower borrowings as well as lower interest rates compared to the nine months ended September 30, 2019.
The effective income tax rate for the nine months ended September 30, 2020 and 2019 was (0.5)% and 2.9%, respectively. The lower effective tax rate compared to the statutory tax rate is attributable to the valuation allowance recorded in the US and several foreign jurisdictions as of September 30, 2020, which resulted in no income tax benefit recognized for jurisdictional pretax losses.
Net loss from continuing operations decreased by $46.3 million, to a net loss of $(31.7) million for the nine months ended September 30, 2020, compared to a net loss of $(78.0) million for the nine months ended September 30, 2019, primarily as a result of the operational results detailed above.
(Loss) income from discontinued operations, net of tax is attributable to the sale of the Company’s former APAC operating segment, which was sold in September 2019. During the nine months ended September 30, 2020, the remaining post-closing conditions of the sale were completed, including a true up to net cash proceeds, which resulted in a loss on sale of discontinued operations of $0.5 million. APAC has been presented as discontinued operations in our condensed consolidated financial statements in accordance with ASC 205, “Discontinued Operations.” See Note 3, Discontinued Operations, included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” within this Quarterly Report on Form 10-Q for further description of the Company’s discontinued operations.
See below for a discussion of operating results by segment.

Horizon Americas
Net sales by sales channel, in thousands, for Horizon Americas during the nine months ended September 30, 2020 and 2019 are as follows:

	Nine Months Ended September 30,		Change
	2020	2019	$	%
Net Sales
Automotive OEM	$53,880	$64,970	$(11,090)	(17.1)%
Automotive OES	5,330	5,380	(50)	(0.9)%
Aftermarket	84,440	79,910	4,530	5.7%
Retail	80,690	88,230	(7,540)	(8.5)%
Industrial	20,120	23,860	(3,740)	(15.7)%
E-commerce	41,120	38,300	2,820	7.4%
Other	50	20	30	N/A
Total	$285,630	$300,670	$(15,040)	(5.0)%
Net sales decreased by $15.0 million, or 5.0%, to $285.6 million in the nine months ended September 30, 2020, as compared to $300.7 million in the nine months ended September 30, 2019, primarily attributable to lower volumes in the automotive OEM, retail and industrial sales channels, due to the effects of the COVID-19 pandemic in the nine months ended September 30, 2020. The decrease was partially offset by higher sales in the aftermarket and e-commerce sales channels as well as a $2.5 million reduction in sales returns and allowances in the nine months ended September 30, 2020, as compared with the nine months ended September 30, 2019.
Horizon Americas’ gross profit increased by $8.6 million to $70.7 million in the nine months ended September 30, 2020, as compared to $62.1 million in the nine months ended September 30, 2019. The increase in gross profit margin reflects the changes in sales detailed above. Additionally, gross profit was impacted by the following:
–$8.5 million lower scrap costs and inventory reserves;
–$6.6 million favorable manufacturing costs; and
–$1.9 million lower outbound freight costs.
SG&A expenses decreased by $5.1 million to $51.3 million, or 18.0% of net sales in the nine months ended September 30, 2020, as compared to $56.4 million, or 18.7% of net sales, in the nine months ended September 30, 2019. The decrease in SG&A expenses was attributable to the following:
–$2.8 million lower distribution center lease, operating and support costs; and
–$2.2 million lower litigation and other administrative costs.
Horizon Americas’ operating margin increased by $13.5 million to an operating profit of $19.3 million, or 6.8% of net sales, in the nine months ended September 30, 2020, as compared to an operating profit of $5.8 million, or 1.9% of net sales, in the nine months ended September 30, 2019. Operating margin increased primarily due to the operational results detailed above.
Horizon Americas’ Adjusted EBITDA increased by $13.5 million to $27.5 million in the nine months ended September 30, 2020, as compared to Adjusted EBITDA of $14.0 million in the nine months ended September 30, 2019. Adjusted EBITDA increased primarily due to operational results detailed above.

Horizon Europe-Africa
Net sales by sales channel, in thousands, for Horizon Europe-Africa during the nine months ended September 30, 2020 and 2019 are as follows:

	Nine Months Ended September 30,		Change
	2020	2019	$	%
Net Sales
Automotive OEM	$104,420	$137,900	$(33,480)	(24.3)%
Automotive OES	34,000	45,840	(11,840)	(25.8)%
Aftermarket	56,750	56,200	550	1.0%
Industrial	1,210	2,340	(1,130)	N/A
E-commerce	1,290	1,650	(360)	(21.8)%
Other	2,070	3,570	(1,500)	(42.0)%
Total	$199,740	$247,500	$(47,760)	(19.3)%
Net sales decreased by $47.8 million, or 19.3%, to $199.7 million in the nine months ended September 30, 2020, as compared to $247.5 million in the nine months ended September 30, 2019, primarily attributable to lower volumes in the automotive OEM and automotive OES sales channels, due to the effects of the COVID-19 pandemic in the nine months ended September 30, 2020. Net sales of Horizon Europe-Africa were also negatively impacted by $2.1 million related to the sale of its non-automotive business in the first quarter 2019.
Horizon Europe-Africa’s gross profit decreased by $9.1 million to $17.0 million in the nine months ended September 30, 2020, as compared to $26.1 million in the nine months ended September 30, 2019. The decrease in gross profit margin reflects the changes in sales detailed above. Additionally, gross profit was impacted by the following:
–$5.8 million favorable labor costs, including the payroll reimbursement costs received in the nine months ended September 30, 2020 under terms of government payroll reimbursement programs, which includes the KUG (as defined in the Liquidity section below); partially offset by:
–$1.9 million of charges in the nine months ended September 30, 2020 for royalty costs and settlement of certain intellectual property infringement claims, see Note 13, Contingencies, included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements”.
SG&A expenses decreased by $4.4 million to $23.0 million, or 11.5% of net sales in the nine months ended September 30, 2020, as compared to $27.4 million, or 11.1% of net sales, in the nine months ended September 30, 2019. The decrease in SG&A expenses was primarily attributable to the following:
–$3.0 million lower personnel and compensation costs, including the payroll reimbursement costs received in the nine months ended September 30, 2020 under terms of government payroll reimbursement programs, which includes the KUG; and
–$0.8 million decreased allowance for doubtful accounts.
Horizon Europe-Africa’s operating margin decreased by $6.2 million to an operating loss of $(6.0) million, or (3.0)% of net sales in the nine months ended September 30, 2020, as compared to an operating profit of $120.0 thousand, or 0.05% of net sales, in the nine months ended September 30, 2019. Operating margin declined primarily due to the operational results described above.
Horizon Europe-Africa’s Adjusted EBITDA decreased by $2.5 million to $6.2 million in the nine months ended September 30, 2020, as compared to Adjusted EBITDA of $8.7 million in the nine months ended September 30, 2019. Adjusted EBITDA decreased primarily due to operational results detailed above.

Corporate Expenses
Corporate expenses included in operating loss decreased by $10.0 million to $19.4 million in the nine months ended September 30, 2020, as compared to $29.4 million in the nine months ended September 30, 2019. The decrease was primarily attributable to the following:
–$5.3 million lease abandonment and leasehold improvement charges in the nine months ended September 30, 2019 related to the Company’s departure from its headquarters lease;
–$1.6 million severance costs related to the separation agreement reached with our former chief executive officer in the nine months ended September 30, 2019;
–$4.0 higher professional service fees and other costs incurred in the nine months ended September 30, 2019 related to new debt issuance, amendments, and modifications and related structure changes;
–$1.9 million lower discretionary and administrative support costs; partially offset by:
–$2.3 million higher personnel and compensation costs.
Corporate Adjusted EBITDA was $(14.7) million during the nine months ended September 30, 2020, which was lower by $0.2 million, as compared to Adjusted EBITDA of $(14.5) million in the nine months ended September 30, 2019. Adjusted EBITDA declined primarily due to the higher personnel and compensation costs, partially offset by the lower discretionary and administrative support costs, as described above.

Liquidity and Capital Resources
Our capital and working capital requirements are funded through a combination of cash flows from operations, cash on hand and various borrowings and factoring arrangements described below, including our asset-based revolving credit facility (as defined below). As of September 30, 2020, and December 31, 2019, there was $15.6 million and $8.7 million, respectively, of cash and cash equivalents held at foreign subsidiaries. There may be country specific regulations that may restrict or result in increased costs in the repatriation of these funds.
We believe our available cash on hand, cash flow from operations and availability under our Revolving Credit Facility, as defined below, are our most significant sources of liquidity. In response to the uncertain economic environment caused in part from the COVID-19 pandemic, the Company pursued funding from available government programs and other sources of liquidity designed to strengthen its balance sheet and enhance financial flexibility. These sources included short-term loans, some of which are forgivable if certain conditions are met as well as entering into or modifying other arrangements. A summary of these actions is described below.
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
The Company submitted its PPP Loan application in good faith in accordance with the CARES Act and the guidance issued by the Small Business Administration (the “SBA”), including the SBA’s Paycheck Protection Program’s Frequently Asked Questions. During 2020, the Company, in accordance with the final guidance issued by the United States Department of the Treasury, met the need and sized based criteria of the program. The Company plans to file its application of forgiveness in the near term and continues to use the PPP Loan proceeds on qualifying expenses; however, there is no guarantee that any portion of the PPP Loan proceeds will be forgiven.
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
In March 2020, Westfalia-Automotive Gmbh (“Westfalia”), an indirect subsidiary of the Company, was approved for a government payroll reimbursement program in Germany under the Kurzarbeitergeld (the “KUG”). The KUG is designed to reimburse employers for payroll costs incurred and paid to employees affected by the business disruption and government mandated operating restrictions in place due to COVID-19 for the period March 1, 2020 through August 31, 2020. Westfalia was approved to receive reimbursement of certain costs for the period March 19, 2020 through August 31, 2020. The Company did not have any qualifying payroll costs for reimbursement during the three months ended September 30, 2020 and was reimbursed $3.3 million for qualifying payroll costs under terms of the KUG for the nine months ended September 30, 2020.
The Company also proactively took the following measures to reduce costs and ensure appropriate liquidity:
–pursue additional governmental grant or loan programs in the jurisdictions in which it operates;
–participating in payroll or payroll tax deferral programs such as those enacted by the CARES Act;
–successfully negotiated with certain landlords to defer short-term rent payments;
–assessed its supplier base and related payment terms and amended, extended and/or retimed supplier payments;
–reduced or retimed investments, including capital expenditures, that did not materially impact future business opportunities or our organic growth; and
–reduced reliance on temporary employees in both administrative and operations functions.
Additionally, in the United States, the Company has not furloughed or otherwise voluntarily reduced its workforce. To protect the continued employment of its US-based employees, the Company, in addition to the other cost savings measures described above, implemented a temporary 20% wage reduction for all employees in the United States. In some cases, employees outside of the United States were furloughed in response to government mandated operational restrictions and fluctuations in customer demand. To the extent available, the Company availed itself of local government programs to support furloughed employees, such as those described above.

In March 2020, the Company, as guarantor, entered into a Loan and Security Agreement (the “Loan Agreement”) with Encina Business Credit, LLC (“Encina”), as agent for the lenders party thereto, and Horizon Global Americas Inc. and Cequent Towing Products of Canada Ltd., as borrowers (the “ABL Borrowers”). The Loan Agreement provides for an asset-based revolving credit facility (the “Revolving Credit Facility”) in the maximum aggregate principal amount of $75.0 million subject to customary borrowing base limitations contained therein, and may be increased at the ABL Borrowers’ request in increments of $5.0 million, up to a maximum of five times over the life of the Revolving Credit Facility, for a total increase of up to $25.0 million. As of September 30, 2020, the Company had availability of $38.2 million under the Revolving Credit Facility and $24.2 million of cash and cash equivalents in the United States.
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
Cash Flows - Operating Activities
Net cash provided by and used for operating activities during the nine months ended September 30, 2020 and 2019 was $24.2 million and $(65.8) million, respectively.
During the nine months ended September 30, 2020, the Company generated $3.5 million in cash flows, based on the reported net loss of $(31.7) million and after considering the effects of non-cash items related to gains and losses on dispositions of property and equipment, depreciation, amortization of intangible assets, write off of operating lease assets, amortization of original issuance discount and debt issuance costs, deferred income taxes, stock compensation, paid-in-kind interest, and other, net. During the nine months ended September 30, 2019, the Company used $(44.7) million in cash flows, based on the reported net loss of $(78.0) million and after considering the effects of similar non-cash items previously described.
Changes in operating assets and liabilities sourced $20.7 million and used $(21.1) million of cash during the nine months ended September 30, 2020 and 2019, respectively. Increases in accounts receivable resulted in a net use of cash of $(35.2) million and $(4.7) million during the nine months ended September 30, 2020 and 2019, respectively. The increase in accounts receivable is higher in the nine months ended September 30, 2020 as compared with the nine months ended September 30, 2019 as a result of higher sales activity in the three months ended September 30, 2020 as compared with the three months ended September 30, 2019, when compared with the respective fourth quarter periods.
Changes in inventory resulted in a source of cash of $30.1 million during the nine months ended September 30, 2020 and source of cash of $1.9 million during the nine months ended September 30, 2019. The decrease in inventory during the nine months ended September 30, 2020 was due to improved inventory management in addition to an extended selling season in the three months ended September 30, 2020. The increase in inventory during the nine months ended September 30, 2019 was due to softening of demand at the start of the typically strong selling season.
Increases in accounts payable and accrued liabilities resulted in a source of cash of $29.8 million during the nine months ended September 30, 2020 and use of cash of $(15.6) million during the nine months ended September 30, 2019. The source of cash for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 is primarily due to the mix of payments made to suppliers and vendors and the related terms coupled with improved working capital management during the nine months ended September 30, 2020.
Cash Flows - Investing Activities
Net cash used for investing activities during the nine months ended September 30, 2020 was $(8.0) million and net cash provided by investing activities was $207.6 million during the nine months ended September 30, 2019. Capital expenditures were $(8.1) million and $(8.5) million for the nine months ended September 30, 2020 and 2019, respectively, related to growth, capacity and productivity-related projects within Horizon Europe-Africa and Horizon Americas, respectively. During the nine months ended September 30, 2019, net proceeds from the sale of business were $214.6 million, related to the sale of the APAC operating segment and the non-automotive business in Horizon Europe-Africa.

Cash Flows - Financing Activities
Net cash provided by financing activities was $17.9 million and net cash used for financing activities $(163.7) million during the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020, net proceeds from the Revolving Credit Facility, net of issuance costs, were $26.4 million and proceeds from the PPP Loan were $8.7 million. During the nine months ended September 30, 2020 and ###, net repayments on the ABL Facility totaled $(19.9) million and $(43.7) million, respectively. During the nine months ended September 30, 2019, net proceeds from borrowings on our Second Lien Term Loan were $35.5 million, and cash of $(173.4) million was used for repayments and debt issuance and transaction costs to amend our First Lien Term Loan.
Factoring Arrangements
We have factoring arrangements with financial institutions to sell certain accounts receivable under non-recourse agreements. Total receivables sold during the year under the factoring arrangements were $166.1 million and $199.2 million as of September 30, 2020 and 2019, respectively. We utilize factoring arrangements as part of our business funding to meet the Company’s working capital needs. The costs of participating in these arrangements are immaterial to our results.
Our Debt and Other Commitments
In March 2019, the Company entered into the Second Lien Term Loan Agreement that provided for a term loan facility in the aggregate principal amount of $51.0 million.
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
In March 2020, the Company entered into the Loan Agreement, as defined above. The interest on the loans under the Loan Agreement are payable in cash at the interest rate of LIBOR plus 4.00% per annum, subject to a 1.00% LIBOR floor. All interest, fees, and other monetary obligations due may, in Encina’s discretion but upon prior notice to the Company, be charged to the loan account and thereafter be deemed to be part of the Revolving Credit Facility subject to the same interest rate. Borrowings under the Loan Agreement mature on the earlier of: (i) March 13, 2023 and (ii) 90 days prior to the maturity of any portion of the debt under the Company’s Replacement Term Loan, as defined below, as may be in effect from time to time, unless earlier terminated. As a result of the 2020 Replacement Term Loan Amendment, as defined below, the maturity of all borrowings under the Revolving Credit Facility were effectively extended to fiscal year 2022 and are presented in gross long-term debt in the accompanying condensed consolidated balance sheet as of September 30, 2020. With the proceeds of the Revolving Credit Facility, the Company paid in full all outstanding debt incurred under the ABL Facility, which the Company accounted for as a debt extinguishment.
As of September 30, 2020, $28.7 million was outstanding on the Revolving Credit Facility bearing interest at a weighted average rate of 5.0%. The Company had $38.2 million of availability under the Revolving Credit Facility and $39.8 million of cash and cash equivalents for total liquidity of $78.0 million as of September 30, 2020.
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
On July 6, 2020, the Company entered into the 2020 Replacement Term Loan Amendment (the “Eleventh Term Amendment”) to amend the Term Loan Agreement. The Eleventh Term Amendment provided replacement term loans (the “Replacement Term Loan”) that refinanced and replaced the outstanding balances under the First Lien Term Loan Agreement and Second Lien Term Loan Agreement, plus any accrued interest thereon. The interest on the Replacement Term Loan will be payable at LIBOR plus 10.75% per annum, subject to a 1.00% LIBOR floor, of which 4.00% shall be payable in cash and LIBOR plus 6.75% shall be payable-in-kind (PIK) interest (provided that the Company may elect on not more than one occasion to pay all interest as PIK interest). Borrowings under the Eleventh Term Amendment mature on the earlier of: (i) June 30, 2022 and (ii) April 1, 2022 if the Convertible Notes, as defined in Note 9, Long-term Debt, in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this Quarterly Report on Form 10-Q, are not repaid or otherwise discharged prior to such date. Additionally, the Eleventh Term Amendment provided for a 1.00% PIK closing fee, which was added to the principal amount of the Replacement Term Loan on the closing date; provided for a prepayment penalty on the entire principal amount of the Replacement Term Loan in an amount equal to 3.0% of the aggregate principal amount prepaid prior to December 31, 2021; and amended the fixed charge coverage ratio covenant beginning with the fiscal quarter ending June 30, 2021, as follows:
•June 30, 2021: 1.10 to 1.00
•September 30, 2021: 1.25 to 1.00
•December 31, 2021 and each fiscal quarter ending thereafter: 1.40 to 1.00
We are subject to variable interest rates on our Replacement Term Loan and Revolving Credit Facility. At September 30, 2020, one-month LIBOR and three-month LIBOR approximated 0.14% and 0.23%, respectively.
As of September 30, 2020, and our current forecast through September 30, 2021, the Company believes it has sufficient liquidity to operate its business for the foreseeable future.
The Company is in compliance with all of its financial covenants in its debt agreements as of September 30, 2020. Refer to Note 9, Long-term Debt, in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this Quarterly Report on Form 10-Q for additional information.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases and rent expense related thereto was $11.5 million and $13.3 million for the nine months ended September 30, 2020 and the nine months ended September 30, 2019. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels. Refer to Note 12, Leases, in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this Quarterly Report on Form 10-Q for additional information.
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
The reconciliations of net income (loss) attributable to Horizon Global to EBITDA, EBITDA to Adjusted EBITDA and Adjusted EBITDA to Consolidated EBITDA for the three months ended September 30, 2020 and 2019; the nine months ended September 30, 2020 and 2019; and the last twelve months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,			Last Twelve Months Ended September 30,
	2020	2019	Change	2020	2019	Change	2020	2019	Change
	(dollars in thousands)			(dollars in thousands)			(dollars in thousands)
Net income (loss) attributable to Horizon Global	$1,930	$145,510	$(143,580)	$(31,150)	$112,330	$(143,480)	$(62,730)	$65,620	$(128,350)
Net loss attributable to noncontrolling interest	(340)	(260)	(80)	(1,010)	(840)	(170)	(1,410)	(1,070)	(340)
Net income (loss)	$1,590	$145,250	$(143,660)	$(32,160)	$111,490	$(143,650)	$(64,140)	$64,550	$(128,690)
Interest expense	7,560	24,120	(16,560)	23,970	50,270	(26,300)	31,970	58,140	(26,170)
Income tax expense (benefit)	100	(1,020)	1,120	170	(2,330)	2,500	(8,320)	1,930	(10,250)
Depreciation and amortization	5,620	6,250	(630)	16,150	16,790	(640)	21,050	22,300	(1,250)
EBITDA	$14,870	$174,600	$(159,730)	$8,130	$176,220	$(168,090)	$(19,440)	$146,920	$(166,360)
Net loss attributable to noncontrolling interest	340	260	80	1,010	840	170	1,410	1,070	340
(Income) loss from discontinued operations, net of tax	—	(182,750)	182,750	500	(189,520)	190,020	500	(192,690)	193,190
EBITDA from continuing operations	$15,210	$(7,890)	$23,100	$9,640	$(12,460)	$22,100	$(17,530)	$(44,700)	$27,170
Adjustments pursuant to Term Loan Agreements:
Losses on sale of receivables	420	320	100	960	1,280	(320)	1,270	1,510	(240)
Non-cash equity grant expenses	870	850	20	2,190	1,820	370	2,520	1,970	550
Other non-cash expenses or losses	(1,080)	(10)	(1,070)	670	5,560	(4,890)	(1,180)	9,300	(10,480)
Term Loans related fees, costs and expenses	—	(120)	120	—	2,920	(2,920)	—	2,920	(2,920)
Lender agent related professional fees, costs, and expenses	—	(150)	150	380	760	(380)	460	760	(300)
Non-recurring expenses or costs(a)	700	2,450	(1,750)	5,180	8,480	(3,300)	16,640	20,570	(3,930)
Non-cash losses on asset sales	(10)	1,310	(1,320)	80	(150)	230	(70)	180	(250)
Other	10	190	(180)	(10)	(20)	10	480	330	150
Adjusted EBITDA	$16,120	$(3,050)	$19,170	$19,090	$8,190	$10,900	$2,590	$(7,160)	$9,750
Non-recurring expense limitation(a)(b)	N/A	N/A	N/A	N/A	N/A	N/A	(6,640)	(10,570)	3,930
Other	(10)	(190)	180	10	20	(10)	(480)	(330)	(150)
Consolidated EBITDA	$16,110	$(3,240)	$19,350	$19,100	$8,210	$10,890	$(4,530)	$(18,060)	$13,530
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
Outlook
The Company began 2020 with strong performance and our operating results demonstrated strong demand for our products. The COVID-19 pandemic caused significant business and economic disruption globally and resulted in economic uncertainty and challenges, both in the short term and long term. The Company’s main priority continues to be the health of its employees and others in the communities where it does business and have taken the following decisive actions to ensure the welfare of these groups, based on guidance from local governments and health authorities, as well as the World Health Organization and the Centers for Disease Control, designed to reduce the risk of spreading COVID-19:
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

The Company experienced increasing volumes throughout the third quarter of 2020 resulting in an extended selling season based on the performance and strong customer demand for our products experienced in early 2020, prior to the COVID-19 pandemic. The Company remains focused on the health of its employees and others within the communities where it conducts business and with the risk mitigation initiative actions described above, the Company has returned to a fully operational status and will continue to fulfill and deliver upon the strong trend in customer orders that continues to be experienced.
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
Evaluation of disclosure controls and procedures
As of September 30, 2020, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company’s disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2020, that have materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. As a result of the COVID-19 pandemic, certain employees of the Company began working remotely in March 2020. Management has taken measures to ensure that our internal control over financial reporting remained effective and were not materially affected during the period. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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
Generally, government restrictions have been lifted and economies have reopened. Currently, all of our facilities are operating, and most of our customers and suppliers have reopened and increased their operating levels. However, certain jurisdictions or regions may have to re-establish restrictions due to a resurgence in COVID-19 cases or otherwise, which could require us, our customers or our suppliers to close or limit operations. Accordingly, the ultimate shape of the economic recovery is uncertain. We will continue to closely monitor and assess the impact of the pandemic on our business, the extent of the impact on our liquidity to meet our short-term obligations and fund our business needs and growth, and our ability to meet financial covenants within our credit agreements. While we are closely monitoring the impact of the pandemic on all aspects of our business, the extent of the impact on our results of operations, cash flow, liquidity, and financial performance, as well as our ability to execute near- and long-term business strategies and initiatives, will depend on numerous evolving factors and future developments, which are highly uncertain and cannot be reasonably predicted, including: (a) the duration, severity and scope of the pandemic, including the resurgence of COVID-19 cases; (b) rapidly-changing governmental and public health mandates and guidance to contain and combat the outbreak; (c) the extent and duration of the pandemic’s adverse effect on economic and social activity, consumer confidence, discretionary spending and preferences, labor and healthcare costs, and unemployment rates, any of which may reduce demand for some of our products and impair the ability of those with whom we do business to satisfy their obligations to us; (d) our ability to sell and provide our services and products, including as a result of any restrictions, mandatory business closures, and any stay-at home or similar orders; (e) any temporary reduction in our workforce, closures of our offices and facilities and our ability to adequately staff and maintain our operations; (f) the ability of our customers and suppliers to continue their operations, which could result in terminations of contracts, losses of revenue, and further adverse effects to our supply chain; (g) any impairment in value of our tangible or intangible assets, which could be recorded as a result of weaker economic conditions; and (h) the potential effects on our internal controls, including as a result of changes in working environments and observing stay-at-home and similar orders that are applicable to our employees and business partners, among others. In addition, if the pandemic continues to create disruptions or turmoil in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs.
Given the inherent uncertainty surrounding the COVID-19 pandemic, the pandemic may have an adverse impact on our business, results of operations, cash flow, liquidity, and financial condition.
We are currently out of compliance with the NYSE's minimum market capitalization requirement and are at risk of the NYSE delisting our common stock, which would have an adverse impact on the trading volume, liquidity and market price of our common stock.
On April 30, 2020, we were notified (the “Notice”) by the New York Stock Exchange (the “NYSE”) that we were not in compliance with the continued listing standard set forth in Section 802.01B of the NYSE Listed Company Manual because our average market capitalization was less than $50 million over a consecutive 30 trading-day period and our stockholders’ equity was less than $50 million. We are taking actions to meet the continued listing standards of the NYSE to cure the market capitalization condition, which we expect will ultimately lead to a recovery of our common stock price and market capitalization. Our common stock could also be delisted if our average market capitalization over a consecutive 30 day-trading period is less than $15 million, in which case we would not have an opportunity to cure the deficiency, our common stock would be suspended from trading on the NYSE immediately, and the NYSE would begin the process to delist our common stock, subject to our right to appeal under NYSE rules. We cannot assure you that any appeal we undertake in these or other circumstances will be successful. While we are working to cure this deficiency and regain compliance with this continued listing standard, there can be no assurance that we will be able to cure this deficiency or if we will cease to comply with another continued listing standard of the NYSE.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits.
Exhibits Index:

3.1(b)	Amended and Restated Certificate of Incorporation of Horizon Global Corporation, as amended.
3.2(a)	Amended and Restated By-laws of Horizon Global Corporation.
10.1*
2020 Replacement Term Loan Amendment (Eleventh Amendment to Credit Agreement) dated July 6, 2020 by and among Horizon Global Corporation, certain Subsidiaries of Horizon Global Corporation party thereto, as guarantors, Cortland Capital Market Services LLC (as successors to JPMorgan Chase Bank, N.A.), as administrative agent, and the financial institutions party thereto, as lenders.

10.2*
Second Amendment to Loan and Security Agreement dated July 24, 2020, by and among Horizon Global Americas Inc. and Cequent Towing Products of Canada Ltd., as borrowers, Horizon Global Corporation and Horizon Global Company LLC, as guarantors, the lenders party thereto and Encina Business Credit, LLC, as agent for the lenders.

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

HORIZON GLOBAL CORPORATION (Registrant)

/s/ DENNIS E. RICHARDVILLE

Date:	November 5, 2020	By:	Dennis E. Richardville Chief Financial Officer