Form 10-K
period 2020-12-31
Horizon Global Corp
filed 2021-03-11
CIK 1637655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
__________________________________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐    No ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2020 was approximately $46.3 million, based upon the closing sales price of the Registrant’s common stock, $0.01 par value, reported for such date on the New York Stock Exchange.
As of March 8, 2021, the number of outstanding shares of the Registrant’s common stock, $0.01 par value, was 26,921,182 shares.
Portions of the Registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to, risks and uncertainties with respect to: the impact of the novel coronavirus (“COVID-19”) pandemic on the Company’s business, results of operations, financial condition and liquidity; the Company’s ability to maintain compliance with the New York Stock Exchange’s continued listing standards; the Company’s debt, including the Company’s ability to comply with the applicable financial covenants related thereto; liabilities and restrictions imposed by the Company’s debt instruments; market demand; competitive factors; supply constraints; material and energy costs; technology factors; litigation; government and regulatory actions including the impact of any tariffs, quotas, or surcharges; the Company’s accounting policies; future trends; general economic and currency conditions; various conditions specific to the Company’s business and industry; the success of the Company’s action plan, including the actual amount of savings and timing thereof; the success of the Company’s business improvement initiatives in Europe-Africa, including the amount of savings and timing thereof; the Company’s exposure to product liability claims from customers and end users, and the costs associated therewith; the Company’s ability to meet its covenants in the agreements governing its debt; factors affecting the Company’s business that are outside of its control, including natural disasters, pandemics, including the current COVID-19 pandemic, accidents and governmental actions; and other risks that are discussed in Part I, Item 1A, “Risk Factors.” The risks described in this Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
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
We are a leading designer, manufacturer and distributor of a wide variety of high-quality, custom-engineered towing, trailering, cargo management products and other related accessories on a global basis, serving the automotive original equipment manufacturers (“automotive OEMs”) and automotive original equipment servicers (“automotive OESs”) (collectively “OEs”), industrial, aftermarket, retail and e-commerce channels.
The Company groups its business into operating segments generally by the region in which sales and manufacturing efforts are focused. The Company has two operating segments, Horizon Americas and Horizon Europe‑Africa. Horizon Americas has operations in North and South America, primarily operating in the United States, Mexico, Canada and Brazil, and is generally a leader in towing and trailering-related products sold through the OE, industrial, aftermarket, retail and e-commerce channels, especially in North America. Horizon Europe‑Africa focuses their sales and manufacturing efforts outside of North and South America. Horizon Europe‑Africa operates primarily in Germany, France, the United Kingdom, Romania and South Africa. We believe Horizon Europe‑Africa has been a leader in towing related products sold primarily through OE and aftermarket channels in the regions where it operates. The Company previously had a third operating segment, Horizon Asia-Pacific (“APAC”); however, the APAC segment was sold on September 19, 2019. For additional information regarding the sale of the APAC segment, refer to Note 4, Discontinued Operations, included in Item 8, “Financial Statements and Supplementary Data,” within this Annual Report on Form 10-K.
Our products are used in two primary categories across the world: commercial applications, or “Work,” and recreational activities, or “Play.” Some of the markets in our Work category include agricultural, automotive, construction, fleet, industrial, marine, military and municipalities. Some of the markets in our Play category include equestrian, power sports, recreational vehicle, specialty automotive, truck accessory and other specialty towing applications. We believe that the primary brands we offer are among the most recognized in the markets we serve and are known for quality, safety and performance.
We believe no individual competitor serving the sales channels we participate in can match our broad product portfolio. Our products reach end consumers through multiple sales channels which we categorize as follows:
▪Automotive OEM and automotive OES: The automotive OEM sales channel represents sales to automotive vehicle manufacturers while automotive OES primarily represents sales to automotive vehicle dealerships. We primarily sell our towing products to the OEs. This product category includes devices and accessories installed on a tow-vehicle for the purpose of attaching a trailer, camper, etc., such as hitches/tow bars, fifth wheels, gooseneck hitches, weight distribution systems, brake controls, wiring harnesses, draw bars, ball mounts, crossbars, security and other towing accessories.
▪Industrial: This sales channel represents sales to non-automotive manufacturers and dealers of agricultural equipment, trailers and other custom assemblies. We primarily sell our trailering products to the industrial sales channel. This product category includes control devices and components of the trailer itself, such as brake controls, jacks, winches, couplers, interior and exterior vehicle lighting and brake replacement parts.
▪Aftermarket: This sales channel represents sales to automotive installers and warehouse distributors. In addition to selling our towing and trailering products to the aftermarket sales channel, we also sell our cargo management and “other” products to this sales channel. The cargo management product category includes a wide variety of products used to facilitate the transportation of various forms of cargo. Examples of these products are bike racks, roof cross bar systems, cargo carriers, luggage boxes, car interior protective products, loading ramps and interior travel organizers. The “other” product category includes a diverse range of items in our portfolio that do not fit into towing, trailering or cargo management categories. Examples of these products include tubular push bars, side steps, sports bars, skid plates and oil pans.

▪Retail: This sales channel represents sales to direct-to-consumer retailers, such as traditional brick and mortar merchants. While we offer a majority of our products to the retail sales channel, we primarily focus on towing and cargo management products in this sales channel.
▪E-commerce: This sales channel represents sales to direct-to-consumer retailers who utilize the Internet to purchase the Company’s products. Similar to the retail sales channel, we offer a majority of our products to the e-commerce sales channel, with a focus on towing and cargo management products.
We have positioned our product portfolio to create a variety of options based on price-point, ranging from entry-level to premium-level products across most of our markets. We believe the brands we offer in our aftermarket channel have significant customer recognition, with the three most significant being Reese®, Draw-Tite® and Westfalia®. We believe all three have substantial market share and have been leading brands in the towing market for over 50 years. These brands provide the foundation of our market position based on worldwide commercial and consumer acceptance. We also maintain a collection of regionally recognized brands that include Bulldog®, BTM, DHF, Engetran, Fulton®, Reese Secure™, Reese Explorer™, Reese Power Sports, Reese Towpower™, ROLA®, Tekonsha®, WesBarg® and Witter Towbar Systems.
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
OE and Industrial Channels
While OE and industrial channel demand is typically driven by planned production, suppliers also grow by increasing their product content on each unit produced through sales of existing product lines or expansion into new product line offerings. Given the consolidation and globalization throughout the industry, suppliers combining a global presence with strong engineering, technology, manufacturing, supply chain and customer support will be best positioned to take advantage of OE and industrial business opportunities.
More recent trends in the global OE and industrial supplier market include:
▪Global Platform/Supplier Consolidation: OEs may begin adopting global vehicle platforms to decrease product development costs and increase manufacturing efficiency and profitability. As a result, OEs may select suppliers that have the capacity to manufacture and deliver products on a worldwide basis as well as the flexibility to adapt products to local variations. Suppliers with a global supply chain and efficient manufacturing capabilities are best positioned to benefit from this trend. We believe we are uniquely positioned to take advantage of this trend as a result of our global manufacturing footprint, highly developed supply chain relationships and track record of success in solving application challenges in our product lines;
▪Outsourcing of Design and Manufacturing of Vehicle Parts and Systems: OEs continually strive to simplify their assembly processes, lower costs and reduce development times. As a result, they have increasingly relied on suppliers to perform many of the design, engineering, research and development and assembly functions traditionally performed by OEs. Suppliers with extensive design and engineering capabilities are in the best position to benefit from this trend as they are able to offer value-added solutions with superior features and convenience. We believe certain OEs have sought us out to assist with their engineering challenges to increase towing capacity and for the many solutions provided by our existing products; and
▪Shorter Product Development Cycles: Due to frequent shifts in government regulations and customer preferences, OEs are requiring suppliers to continue to provide new designs and product innovations. These trends are prevalent in mature markets as well as, emerging markets, which are advancing rapidly towards the regulatory standards and consumer preferences of the more mature markets. Suppliers with strong technologies, robust engineering and development capabilities are best positioned to meet OE demands for rapid innovation. Our broad product offerings, product expertise, and global engineering footprint enables us to rapidly deploy solutions meeting the changing customer needs.

Aftermarket, Retail and E-Commerce Channels
We sell our products in these sales channels to a wide range of customers, including national and regional distributors, installers, and both traditional brick and mortar and e-commerce merchants, including automotive, home hardware, farm and fleet, and mass merchants. More recent trends in these sales channels include:
▪Channel Consolidation: In the more mature market of the United States, there has been increasing consolidation in distribution networks with larger, more sophisticated aftermarket distributors and retailers gaining market share. In kind, these distributors generally require larger, more sophisticated suppliers with product expertise, category management and supply chain services and capabilities, as well as a global manufacturing and services footprint. We provide customers in this category the opportunity to rationalize their supply base of vendors in our product lines by virtue of our broad offering and product expertise; and
▪Growth of Online Capabilities: The ability to reach consumers directly through online capabilities, including e-commerce, is having an increasing impact on the global automotive aftermarket and retail channels. Establishment of a robust online presence is critical for suppliers regardless of whether or not they participate directly in e-commerce. We believe we are positioned well to take advantage of this continuing trend, given our established online presence. We support consumers by offering a wide range of information on our products and services, including installation videos, custom-fit guides and links to authorized dealers and both brick and mortar and e-commerce merchants.
Competitive Strengths
We believe our operating segments share and benefit from the following competitive strengths:
▪Diverse Product Portfolio of Market Leading Brands. We believe we benefit from a diverse portfolio of high-quality and highly-engineered products sold under globally recognized and market leading brand names. By offering a wide range of products, we are able to provide a complete solution to satisfy our customers’ towing, trailering and cargo management needs, as well as serve diverse channels through effective brand management. Our brands are well-known in their respective product areas and channels. We believe that we are among the leading suppliers of towing and trailering products globally.
▪Global Scale with Flexible Manufacturing Footprint and Supply Chain. We were built through internal growth and a series of acquisitions to become a global automotive accessories company with a broad range of products. Our sourcing arrangements with third-party suppliers provides us with the ability to manufacture or source high-volume products as end-market demand fluctuates, while also providing us the flexibility to produce low-volume and customized products throughout our global manufacturing facilities. Our flexible manufacturing capability, low-cost manufacturing facilities and established supply chain allow us to quickly and efficiently respond to changes in end-market demand.
▪Long-Term Relationships with a Diverse Customer Base. Our customers encompass a broad range of OEs, mass merchants, e-commerce websites, distributors, dealers, and independent installers, representing multiple channels reaching the end consumer. Blue chip customers include Ford Motor Company, Stellantis, Volkswagen, BMW, Mercedes-Benz, Toyota, Tractor Supply Company, AutoZone, O’Reilly Auto Parts, Canadian Tire, Amazon, Etrailer, LKQ, U-Haul and Redneck Trailer Supplies, among others. Our customer relationships are well established, with many exceeding 20 years. These strong partnerships can provide stability to our revenue base through economic cycles. We believe our diverse product portfolio, global scale and flexible manufacturing capabilities enable us to provide a unique value proposition to customers.
▪Globally Competitive Cost Structure. We are consistently focused on margin improvement activities, identifying and acting on projects to reduce our cost structure. We believe our focused, identifiable projects that are under way or complete, our strong brand names, leading market position, and flexible manufacturing and sourcing operations will yield improved operating margins and cash flow that can then be deployed to high-value creation activities.

Key Business Priorities
Horizon Global established the following strategic platforms for value creation focused on business improvement and transformation, supported by a company culture of continuous improvement.
•Margin Expansion. Our first priority is to drive the organization to an operating margin that is competitive with or above industry expectations. We believe the investments made in our facilities and equipment over the past few years, along with our efforts to realign and rebalance our operations, should provide the foundation for additional margin expansion. We are an organization in which our team members are focused on constantly improving the efficiency of all operations through the adoption of lean and continuous improvement practices.
•Liquidity Management. Our second priority is to continue to effectively manage the liquidity of the business. We believe the recently completed refinancing activities and resulting improved capital structure have positioned us to meet the liquidity needs of the business through a focus on working capital management and continued cash flow generation, while servicing our debt obligations.
•Organic Growth.     Our third priority is to grow the business organically. We have identified areas of focused growth activities, involving geographic markets, sales channel customer and product line expansion, which we believe are particularly aligned with our competitive strengths.
Growth Strategies
We believe that we have multiple opportunities to integrate, improve and grow our business, whether via organic initiatives, via new geographies or new product development, through the following strategies:
•Balanced Original Equipment and Aftermarket Growth. The global market for accessories and vehicle personalization is increasing across channels. The Company is positioned to balance and leverage the OE growth with growth in the aftermarket as we have significant brand recognition and strategic distributor and customer relationships. We believe that our significant brand recognition in the marketplace will allow us to support profitable organic growth to meet customer demand in the aftermarket channel. Further, automotive manufacturers are looking for suppliers to partner with to create genuine accessories to meet this need. Historically, this has been undertaken as a regional effort, but the growth of global OE programs may increase the need for global suppliers. Our geographic footprint, existing customer relationships and the potential for growth in global vehicle platforms align to present us with unique opportunities to grow with our OE customers.
•E-commerce. We will continue to leverage the breadth of our product portfolio and global manufacturing footprint by continuing to expand our presence in the high growth e-commerce channel. This strategy is applicable in our developed markets where a focus on content delivery and customer support drive growth. It is also a powerful tool as we look at developing new, less mature markets around the world, enabling a direct connection with the users of our product set.
•Low Cost Countries. We believe our manufacturing presence in Mexico and Eastern Europe, coupled with our global distribution network provides opportunities for growth, while supporting both new and existing global and regional customers in a cost-effective manner across our sales channels. When leveraged appropriately, it allows us to manufacture and distribute our products in a localized and regionalized manner efficiently and supports having the right product in the right place to best serve customer and end market needs.
•Product Innovation. Our presence in the OE channels and multiple geographic markets allows us to leverage development costs and product innovation tied to new vehicles across our entire global footprint. We aim to be first to market in the aftermarket with our historical success of leveraging our OE innovation into the aftermarket channel, which supports profitable organic growth.

Marketing, Customers and Distribution
Horizon employs a dedicated sales force in each of our primary channels. In serving our customers globally, we rely upon our strong historical customer relationships, custom engineering capability, brand recognition, broad product offerings, our established distribution network and varied merchandising strategies to bolster our towing, trailering, cargo management and accessory product sales. Significant Horizon customers include Ford Motor Company, FCA, Volkswagen, BMW, Mercedes-Benz and Toyota in the OE channel; Tractor Supply Company, AutoZone, O’Reilly Auto Parts and Canadian Tire in the retail channel; Amazon and Etrailer in the E-commerce channel; and LKQ, U-Haul and Redneck Trailer Supplies in the aftermarket channel. No customer represented greater than 10% of total revenue during the twelve months ended December 31, 2020 and 2019.
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
Human Capital Resources
As of December 31, 2020, we employed approximately 4,000 people, of which approximately 12% were located in the United States. In the United States, we have no collective bargaining agreements. In June 2020, the Company successfully completed a three-year agreement with our largest union in Horizon Europe‑Africa. Globally, employee relations have generally been satisfactory. We cannot predict the impact of any future unionization of our workplace.
Horizon Global focuses on a number of human capital resources objectives in managing its business, including our commitment to safety, employee engagement, diversity and inclusion, and talent development. These human capital resources objectives, taken together, may be material to understanding our business under certain circumstances. These objectives are reinforced by our code of conduct, The Spirit and the Letter, our global policies, and our commitment to sustainability as evidenced in our inaugural Sustainability Report, published in 2020.
Commitment to Safety
One of our primary objectives is the health and safety of our employees and anyone who conducts business on our behalf. The commitment to safety starts at the top levels of our organization. We believe a safe and secure workplace is fundamental and important to our success. Horizon Global is committed to providing a safe and healthy workplace, and complying with applicable safety and health laws, regulations and internal requirements. We are also committed to engaging our employees to continually improve health and safety by acting upon opportunities to reduce risk and improve our safety and health performance. Horizon Global maintains comprehensive safety programs focused on identifying hazards and eliminating risks that can lead to severe injuries.
Employee Engagement
The Company maintains a commitment to continuous improvement as one of our core values and is imperative to our long-term business strategies and initiatives. We embrace lean manufacturing principles, such as Kaizen, and work to foster a culture of employee engagement to drive performance improvements and operational excellence.

Diversity and Inclusion
We believe we are at our best when we bring together unique perspectives, experiences and ideas, and actively build diverse teams and inclusive work environments across our global locations. We believe that tapping into our employees’ diverse backgrounds and experiences ensures we make better decisions and supports stronger operating performance. Our goal is to foster working environments that are fair and safe, where rights are respected and everyone can achieve their full potential. Our policies and practices strive to assure equal employment and advancement opportunities for all qualified people. We also work to maintain appropriate standards of conduct in the workplace and to be sensitive to the concerns of our diverse group of employees. We strive to maintain workplaces that are free from discrimination or harassment on the basis of race, religion, color, national origin, sex, age, genetic information, sexual orientation, gender identity, protected veteran status, disability or any other characteristic protected by applicable law.
Talent Development
We believe that a talented, engaged and dynamic workforce is vital to our success. We seek to hire, develop and retain individuals who embrace and thrive in our culture. Our culture is grounded in our values: Socially Responsible, Respectful & Open Team, Integrity & Accountability and Data & Results Driven. Our business strives to build a dynamic talent pipeline through robust recruitment initiatives across our operating footprint. Our programs are intended to ensure seamless onboarding for our new employees. We identify and nurture talent through a culture that is designed to enable employees to succeed and grow into leadership positions. We believe that our business and structure provide opportunities for employees to follow their own path and advance their careers.
We support a culture of continuous growth and development, and we provide employees with the opportunity to receive frequent performance feedback. Our employees have goals and objectives that align to both personal development and the Company’s strategic objectives. The performance management process includes performance and career development discussions between employees and their managers (via annual goal setting and year-end performance and talent reviews). During this process, employees receive candid feedback on their performance against established goals and objectives. These reviews evaluate each employee’s strengths, skills, areas for opportunity and growth, which are important for career development.

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
Government Regulation
We are subject to U.S. federal, state and local, and non-U.S. international environmental, safety and health laws and regulations, including those relating to air emissions, wastewater discharges and chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment and compliance with environmental permits. To date, costs of complying with environmental, health and safety requirements have not been material. However, the nature of our operations and our long history of industrial activities at certain of our current or former facilities, as well as those acquired, could potentially result in material environmental liabilities.
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
In addition to environmental laws and regulations, our operations are governed by variety of laws and regulations, including those relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder. We believe that we are in material compliance with these laws and regulations and do not believe that future compliance with such laws and regulations will have a material adverse effect on our business, financial condition, results of operations and cash flows.
International Operations
For the twelve months ended December 31, 2020, 43.9% of our net sales were derived outside of the United States. In addition, as of December 31, 2020, 69.3% of our consolidated property and equipment, net were located outside of the United States. We operate manufacturing facilities in Brazil, France, Germany, Romania, Mexico, and South Africa.
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

Item 1A.    Risk Factors
You should carefully consider each of the risks described below, together with information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risks that are highlighted below are not the only ones that we face. These risks and other forward-looking statements that relate to future events, expectations, trends and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected.
Risks Relating to the COVID-19 Pandemic
The COVID-19 pandemic has disrupted, and may continue to disrupt, our business, which could result in a material adverse impact to our business, results of operations, cash flow, liquidity and financial condition.
In December 2019, an outbreak of COVID-19 occurred in China and has since spread to other parts of the world. On March 11, 2020, the World Health Organization declared COVID-19 to be a global pandemic and recommended containment and mitigation measures. On March 13, 2020, the United States declared a national emergency concerning the outbreak. Along with these declarations, extraordinary and wide-ranging actions were taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including quarantines, social distancing and “stay-at-home” orders, travel restrictions, mandatory business closures and other mandates that substantially restricted individuals’ daily activities and curtailed or ceased many businesses’ normal operations.
To date, the COVID-19 pandemic has surfaced in nearly all regions around the world, negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. As a result, we have experienced, and may continue to experience, decreases in demand and customer orders for our products in all sales channels, as well as temporary disruptions and closures of some of our facilities due to decreased demand and government mandates. The COVID-19 pandemic has also impacted various aspects of the supply chain as our suppliers experience similar business disruptions due to operating restrictions from government mandates. We continue to monitor procurement of raw materials and components used in the manufacturing, distribution and sale of our products, but continued disruptions in the supply chain due to the COVID-19 pandemic may cause difficulty in sourcing materials or unexpected shortages or delays in delivery of raw materials and components, and may result in increased costs in our supply chain. We have implemented plans to reduce spending in certain areas of our business, including flexing variable labor, involuntary leave programs, reductions or delays in variable costs and investments, including capital expenditures, and may need to take additional actions to reduce spending in the future.

Generally, government restrictions have been lifted and economies have reopened; however, certain jurisdictions or regions may have to re-establish restrictions due to a resurgence in COVID-19 cases or otherwise, which could require us, our customers or our suppliers to close or limit operations. Accordingly, the ultimate shape of the economic recovery is uncertain. We will continue to closely monitor and assess the impact of the pandemic on our business, the extent of the impact on our liquidity to meet our short-term obligations and fund our business needs and growth, and our ability to meet financial covenants within our credit agreements. While we are closely monitoring the impact of the pandemic on all aspects of our business, the extent of the impact on our results of operations, cash flow, liquidity, and financial performance, as well as our ability to execute near- and long-term business strategies and initiatives, will depend on numerous evolving factors and future developments, which are highly uncertain and cannot be reasonably predicted, including: (a) the duration, severity and scope of the pandemic, including the resurgence of COVID-19 cases; (b) rapidly-changing governmental and public health mandates and guidance to contain and combat the outbreak; (c) the extent and duration of the pandemic’s adverse effect on economic and social activity, consumer confidence, discretionary spending and preferences, labor and healthcare costs, and unemployment rates, any of which may reduce demand for some of our products and impair the ability of those with whom we do business to satisfy their obligations to us; (d) our ability to sell and provide our services and products, including as a result of any restrictions, mandatory business closures, and any stay-at home or similar orders; (e) any temporary reduction in our workforce, closures of our offices and facilities and our ability to adequately staff and maintain our operations; (f) the ability of our customers and suppliers to continue their operations, which could result in terminations of contracts, losses of revenue, and further adverse effects to our supply chain; (g) any impairment in value of our tangible or intangible assets, which could be recorded as a result of weaker economic conditions; and (h) the potential effects on our internal controls, including as a result of changes in working environments and observing stay-at-home and similar orders that are applicable to our employees and business partners, among others. In addition, if the pandemic continues to create disruptions or turmoil in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs.
Given the inherent uncertainty surrounding the COVID-19 pandemic, the pandemic may have an adverse impact on our business, results of operations, cash flow, liquidity, and financial condition.
Risks Relating to Economic Conditions
Our businesses depend upon general economic conditions, and we serve some customers in highly cyclical industries; as such, we may be subject to the loss of sales and margins due to an economic downturn or recession.
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
Risks Relating to Our Business and Operations
Many of the markets we serve are highly competitive, which could limit the volume of products that we sell and reduce our operating margins.
Many of our products are sold in competitive markets. We believe that the principal points of competition in our markets are product quality and price, design and engineering capabilities, product development, conformity to customer specifications, reliability and timeliness of delivery, customer service and effectiveness of distribution. Maintaining and improving our competitive position will require our continued investment in manufacturing, engineering, quality standards, marketing, customer service and support of our distribution networks. We may have insufficient resources in the future to continue to make such investments and, even if we make such investments, we may not be able to maintain or improve our competitive position. We also face the risk of lower-cost foreign manufacturers located in China, Southeast Asia, India and other regions competing in the markets for our products, and we may be driven as a consequence of this competition to increase our investment overseas. Making overseas investments can be highly complicated and we may not always realize the advantages we anticipate from any such investments. Competitive pressure may limit the volume of products that we sell and reduce our operating margins.

We may not achieve our strategic goals for margin expansion, liquidity management and organic growth. Our past performance in these areas may not be indicative of future performance. Failure to achieve our strategic goals may adversely impact our results of operations.
Our strategic platforms for value creation and goals for margin expansion, liquidity management and organic growth are subject to risk and uncertainty and depend on general economic, credit, capital market and other conditions that are beyond our control and are subject to fluctuation. Our past performance with respect to margin expansion, liquidity management and organic growth should be considered independent from, and may not be a reliable indicator of, future performance. These strategic goals may need to be revised or may not be met for a number of reasons, including changes in general economic conditions in the United States and abroad, changes in credit and capital market conditions, increased competition in the markets for our products, increases in raw material or energy costs and changes in technology and manufacturing techniques.
Increases in our raw material or energy costs or the loss of critical suppliers could adversely affect our profitability and other financial results.
We are sensitive to price movements in our raw materials supply base. Our largest material purchases are for steel, copper and aluminum. The prices for these products have historically been volatile, fluctuate with worldwide market and economic conditions, import duties and tariffs, and may increase as a result of various factors, including: a reduction in the number of suppliers due to restructuring, bankruptcies and consolidations, declining supply due to mine or mill closures and other factors that adversely impact supplier profitability, including increases in supplier operating expenses caused by rising raw material and energy costs. We may be unable to completely offset the impact with price increases on a timely basis due to outstanding commitments to our customers, competitive considerations or our customers’ resistance to accepting such price increases and our financial performance may be adversely impacted by further price increases. A failure by our suppliers to continue to supply us with certain raw materials or component parts on commercially reasonable terms, or at all, for any reason, including, without limitation, disruptions in our suppliers’ business due to cybersecurity incidents, terrorist activity, public health crises (such as the COVID-19 pandemic), fires or other natural disasters, could have a material adverse effect on us. To the extent there are energy supply disruptions or material fluctuations in energy costs, our margins could be materially adversely impacted.
In the past, the United States government has indicated its intent to alter its approach to trade policy, including, in some instances, to revise, renegotiate or terminate certain multilateral trade agreements and has also imposed new tariffs on certain foreign goods and raised the possibility of imposing additional increases or new tariffs on other goods. Such actions have, in some cases, led to retaliatory trade measures by certain foreign governments. Such policies could make it more difficult or costly for us to do business in or procure products from those countries. In turn, we may need to raise prices or make changes to our operations, which could negatively impact our revenue or operating results. At this time, it remains unclear what additional actions, if any, will be taken by the U.S. government or foreign governments with respect to tariff and international trade agreements and policies, and we cannot predict future trade policy or the terms of any revised trade agreements or any impact on our business.
Transportation disruptions or increases in our freight cost could adversely affect our profitability and other financial results.
Because certain of our products are procured from international sources, including China, and imported into our manufacturing and distribution center locations around the world, if disruptions in our transportation network occur or our shipping costs substantially increase, we may be unable to sell or timely deliver our products, and our operating expenses could increase. We are dependent upon the transportation systems we use to ship our products, including various transportation modes of freight such as land, water and air. Our attempts to closely match our inventory levels to our product demand intensify the need for our transportation systems to function effectively and without delay.

The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, acts of war or terrorism, natural disasters, and congestion resulting from higher shipping volumes. A port worker strike, work slow-down, or other transportation disruption in Long Beach, California, where we generally import our products to fulfill certain of our Horizon Americas operating segment orders, could significantly disrupt our business. Our international freight is regularly subjected to inspection by governmental entities. If our delivery times increase unexpectedly for these or any other reasons, our ability to deliver products on time would be materially adversely affected and result in delayed or lost revenue as well as customer imposed penalties. In addition, if increases in fuel prices occur, our transportation costs would likely increase. Moreover, the cost of shipping our products by air freight is greater than other methods. From time to time, we have shipped products using air freight to meet unexpected spikes and shifts in demand between product categories, to bring new product introductions to market quickly and to timely ship products previously ordered. If we rely more heavily upon air freight to deliver our products, our overall shipping costs will increase. A prolonged transportation disruption or a significant increase in the cost of freight could materially adversely affect our business, results of operations, and financial condition.
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
We have operations outside of the United States. For the twelve months ended December 31, 2020, 43.9% of our net sales were derived from sales by our subsidiaries located outside of the United States. In addition, we may expand our international operations through internal growth and acquisitions. International operations, particularly sales to emerging markets and manufacturing in non-U.S. countries, are subject to risks which are not present within U.S. markets, which include, but are not limited to, the following:
•changes in local government regulations and policies including, but not limited to, governmental embargoes, repatriation of earnings, expropriation of property, duty or tariff restrictions, investment limitations and tax policies;
•changes in local economic conditions;
•political and economic instability and disruptions, including labor unrest, civil strife, acts of war, guerrilla activities, insurrection and terrorism;
•legislation that regulates the use of chemicals;
•disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act (“FCPA”);
•compliance with international trade laws and regulations, including import and export control and economic sanctions, such as anti-dumping duties and countervailing duties, and/or government authorities that may question our international trade and/or customs positions or change their laws in a manner that may impact our business, financial results or operating cash flows;
•difficulties in staffing and managing multi-national operations;
•limitations on our ability to enforce legal rights and remedies;
•tax inefficiencies in repatriating cash flow from non-U.S. subsidiaries that could affect our financial results and reduce our ability to service debt;
•reduced protection of intellectual property rights;

•increasingly complex laws and regulations concerning privacy and data security, including the European Union’s General Data Protection Regulation;
•the impacts related to the United Kingdom’s withdrawal from the European Union; and
•other risks arising out of foreign sovereignty over the areas where our operations are conducted.
We are also exposed to risks relating to U.S. policy with respect to companies doing business in foreign jurisdictions. Changes in laws or policies governing the terms of foreign trade, in particular increased trade restrictions, tariffs or taxes on import from countries where we procure or manufacture products, such as China and Mexico, could have a material adverse effect on our business and results of operations. For instance, the U.S. and Chinese governments have imposed a series of significant incremental retaliatory tariffs to certain imported goods. With respect to the automotive industry, the U.S. imposed tariffs on imports of certain steel, aluminum and automotive components, with China imposing retaliatory tariffs on certain automotive components. Given the uncertainty regarding the duration of the imposed tariffs, as well as the potential for additional tariffs by the United States, China or other countries, as well as other changes in tax policy, trade regulations or trade agreements, and the Company’s ability to implement strategies to mitigate the impact of changes in tax policy, tariffs or other trade regulations, our exposure to the risks described above could have a material adverse effect on our business and results of operations.
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
As of December 31, 2020, our intangible assets and goodwill were $58.2 million and $3.4 million, respectively. Intangibles and goodwill each represented 13% and 1% of our total assets, respectively. If we experience declines in sales and operating profit or do not meet our current and forecasted operating budget, we may be subject to future impairment charges. Because of the significance of these assets, any future impairment could have a material adverse effect on our financial results.
Risks Relating to Human Capital
We depend on the services of key individuals, the loss of which could materially harm us.
Our success will depend, in part, on the efforts of our senior management. Our future success will also depend on, among other factors, our ability to attract, develop and retain other qualified personnel. The loss of the services of any of our key employees or the failure to attract or retain qualified employees could have a material adverse effect on us.
We may be subject to further unionization and work stoppages at our facilities or our customers may be subject to work stoppages, which could seriously impact the profitability of our business.
As of December 31, 2020, 58% of our work force was unionized under several different unions. We are not aware of any present active union organizing drives at any of our other facilities. We cannot predict the impact of any further unionization of our workplace. Future labor disagreements could result in work stoppages. Any prolonged work stoppages at any of our facilities could have a material adverse effect on our business.

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
Risks Relating to Intellectual Property
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
Risks Relating to Financial Matters
We have a substantial amount of debt. To service our debt, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. If we cannot generate the required cash, we may not be able to make the necessary payments required under our debt.
As of December 31, 2020, we had total gross debt of $266.1 million (without giving effect to the equity component of our convertible senior notes or any debt discount). Our ability to make payments on our debt, fund our other liquidity needs, and make planned capital expenditures will depend on our ability to generate cash in the future. Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs and make planned capital expenditures. Additionally, we cannot guarantee that we will be able to refinance any of our debt on commercially acceptable terms, or at all.
The degree to which we are currently leveraged could have important consequences for shareholders. For example, it could:

•require us to dedicate a substantial portion of our cash from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisition and other general corporate purposes;
•increase our vulnerability to adverse economic or industry conditions;
•limit our ability to obtain additional financing in the future on acceptable terms and conditions to enable us to react to changes in our business; or
•place us at a competitive disadvantage compared to businesses in our industry that have less debt.
Additionally, any failure to comply with covenants in the instruments governing our debt could result in an event of default which, if not cured or waived, would have a material adverse effect on us.
The terms of the agreements governing our revolving credit facility and our new term loan restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
The terms of the agreements governing our revolving credit facility and our new term loan contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:
•incur additional indebtedness and guarantee indebtedness;
•pay dividends or make other distributions or repurchase or redeem capital stock;
•prepay, redeem or repurchase certain debt;
•issue certain preferred stock or similar equity securities;
•make loans and investments;
•sell assets;
•incur liens;
•enter into transactions with affiliates;
•alter the businesses we conduct;
•enter into agreements restricting our subsidiaries’ ability to pay dividends; and
•consolidate, merge or sell all or substantially all of our assets.
In addition, the restrictive covenants in the agreements governing our revolving credit facility and our new term loan require us to maintain specified financial ratios and satisfy other financial condition tests. Although we entered into amendments to the agreements governing our debt in recent years to, among other things, provide for a relaxation of certain of our financial covenants, our ability to meet the financial ratios and tests can be affected by events beyond our control, and we may be unable to meet them.
A breach of the covenants or restrictions under agreements governing our revolving credit facility and our new term loan could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the agreement governing our revolving credit facility would permit the lenders under our revolving credit facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our revolving credit facility and our new term loan, those lenders could proceed against the collateral granted them to secure that indebtedness. In the event our lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:
•limited in how we conduct our business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns; and

•unable to compete effectively or to take advantage of new business opportunities.
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
We lease many of our manufacturing facilities and certain capital equipment. Our rent expense in 2020 under these operating leases was $15.0 million. A failure to pay our rental obligations would constitute a default allowing the applicable landlord to pursue any remedy available to it under applicable law, which would include taking possession of our property and, in the case of real property, evicting us. These leases are categorized as operating leases and are not considered indebtedness for purposes of our debt instruments.
Risks Relating to Legal and Regulatory Matters
We may incur material losses and costs as a result of product liability, recall and warranty claims that may be brought against us.
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
We currently carry insurance and maintain reserves for product liability, warranty claims and product recall. However, our insurance coverage may be inadequate if such claims do arise and any liability not covered by insurance could have a material adverse effect on our business. Although we have been able to obtain insurance in amounts we believe to be appropriate to cover such liability to date, our insurance premiums may increase in the future as a consequence of conditions in the insurance business generally or our situation in particular. Any such increase could result in lower net income or cause the need to reduce our insurance coverage. Any product liability claim may also include the imposition of punitive damages, the award of which, pursuant to certain state laws, may not be covered by insurance. Our product liability insurance policies have limits that, if exceeded, may result in material costs that could have an adverse effect on our future profitability. In addition, warranty claims are generally not covered by our product liability insurance.
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
Risks Relating to Cybersecurity
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

Risks Relating to the Spin-off
We remain subject to continuing indemnification liabilities in connection with the Spin-off.
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
Risks Relating to Our Common Stock and Convertible Notes
While we are currently in compliance with the NYSE's minimum market capitalization requirement, we could be at risk of being out of compliance and of the NYSE delisting our common stock, which would have an adverse impact on the trading volume, liquidity and market price of our common stock.
On April 30, 2020, we were notified by the New York Stock Exchange (the “NYSE”) that we were not in compliance with the continued listing standard set forth in Section 802.01B of the NYSE Listed Company Manual because our average market capitalization was less than $50 million over a consecutive 30 trading-day period and our stockholders’ equity was less than $50 million. We submitted a plan to the NYSE indicating our intention to seek to cure the market capitalization condition by executing a strategic plan, which resulted in improved operational and financial performance that ultimately led to a recovery of our common stock price and market capitalization and our once again being in compliance with the minimum market capitalization requirement. While we have cured this deficiency and regained compliance with this continued listing standard, there can be no assurance that we will be able to continue to comply with this and other continued listing standards of the NYSE.
A delisting of our common stock from the NYSE could negatively impact us as it would likely reduce the liquidity and market price of our common stock; reduce the number of investors willing to hold or acquire our common stock, and negatively impact our ability to access equity markets and obtain financing.

Our issuance of any additional shares of our common stock, including pursuant to the exercise of instruments convertible into or exercisable for shares of our common stock, or the issuance of additional instruments convertible into or exercisable for shares of our common stock, could materially and adversely affect the market price of our common stock.
In February 2017, we issued $125.0 million aggregate principal amount of 2.75% Convertible Senior Notes due 2022 (the “Convertible Notes”). The Convertible Notes may be settled in cash, shares of common stock or a combination of cash and shares of common stock, at our option. In the future, we may issue additional shares of our common stock or other instruments convertible into, or exchangeable or exercisable for, shares of our common stock. The Convertible Notes issuance, and any future issuance of shares of our common stock or instruments convertible into, or exercisable or exchangeable into, shares of our common stock, may materially and adversely affect the market price of our common stock.
In connection with the issuance of a term loan in 2019, we issued detachable warrants to purchase up to 6.25 million shares of our common stock, which can be exercised on a cashless basis over a five-year term with an exercise price of $1.50 per share. In addition, in connection with the issuance of our new term loan in February 2021, we issued detachable warrants to purchase up to 3.91 million shares of our common stock, which can be exercised on a cashless basis over a five-year term with an exercise price of $9.00 per share. The warrants could have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants.
In particular, a substantial number of shares of our common stock are reserved for issuance upon conversion of the Convertible Notes upon exercise and settlement or termination of the warrants that we entered into in connection with the Convertible Notes offering and term loans, and upon the exercise of stock options, the vesting of restricted stock awards and deferred restricted stock units to our employees. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of shares of our common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities.
The conditional conversion features of our Convertible Notes, if triggered, may adversely affect our financial condition.
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
The convertible note hedge transactions (“Convertible Note Hedges”) and warrant transactions (“Warrants”) that we entered into in connection with the offering of our Convertible Notes may affect the value of the Convertible Notes and our common stock.
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

General Risk Factors
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
Our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock respecting dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of our common stock.
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
Item 1B.    Unresolved Staff Comments
Not applicable.

Item 2.    Properties
As of December 31, 2020, our material operations were conducted principally through our manufacturing and distribution facilities located in our Horizon Americas and Horizon Europe-Africa segments. All of our principal facilities are leased. Our global headquarters is located in Plymouth, Michigan. We believe that substantially all of our properties are in generally good condition and there is sufficient capacity to meet current and projected manufacturing, product development and logistics requirements and have developed a footprint strategy that supports our customers’ global needs.
Item 3.    Legal Proceedings
We are subject to claims and litigation in the ordinary course of business, but we do not believe that any such claim or litigation is likely to have a material adverse effect on our financial position, results of operations or cash flows. For additional information regarding legal proceedings, refer to Note 14, Contingencies, included in Item 8, “Financial Statements and Supplementary Data,” within this Annual Report on Form 10-K.
Item 4.    Mine Safety Disclosures
Not applicable.
Supplementary Item. Information About Our Executive Officers
The current executive officers of Horizon are as follows:
Terrence G. Gohl. Mr. Gohl was appointed to our Board and has served as President and Chief Executive Officer since September 2019. Prior to joining the Company, Mr. Gohl served as Chief Operating Officer of International Automotive Components (“IAC”) Group, a supplier of automotive components and systems, from February 2017 to June 2018. From March 2009 to January 2017, Mr. Gohl served as President and Chief Executive Officer of Key Plastics L.L.C. (“Key Plastics”), a global manufacturer and supplier of injection molded plastic components to automotive OEMs. Prior to joining Key Plastics, from 2004 to March 2009, Mr. Gohl served in various executive management and corporate officer roles with Visteon Corporation, a global automotive leader in cockpit electronics. From 1995 to 2005, Mr. Gohl held executive positions with Tower Automotive, an automotive manufacturer, and Lear Corporation, a global leading supplier of automotive seating and e-systems. Mr. Gohl brings extensive automotive industry leadership to the Horizon Board, with deep expertise in manufacturing, operations and turnaround situations.
Dennis E. Richardville. Mr. Richardville was appointed Chief Financial Officer on March 16, 2020. Prior to this appointment, Mr. Richardville served as Vice President and Corporate Treasurer of the Company since January 2020. Prior to joining the Company, Mr. Richardville served as chief financial officer of Dura Automotive Systems, LLC, a global Tier One automotive supplier specializing in the design, engineering and manufacturing of advanced mobility system solutions, from August 2019 to September 2019. Mr. Richardville served as executive vice president and chief financial officer of IAC, a leading global supplier of automotive components and systems, including interior and exterior trim, from April 2012 to December 2019. From 2007 to 2012, Mr. Richardville served as vice president and global corporate controller for IAC. Prior to joining IAC, Mr. Richardville held various finance positions with Lear Corporation, Wesley Industries, Inc., MSX International, Inc. and Hayes Lemmerz International Inc. from 1999 to 2007.
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

Matthew T. Pollick. Mr. Pollick has served as our Chief Operating Officer since November 11, 2019. Before joining Horizon, Mr. Pollick served as Executive Vice President of Industrial Management for Gestamp North America, a company dedicated to the design, development and manufacture of metal automotive components, from September 2016 to November 2019. From April 2014 to September 2016, Mr. Pollick was a general manager of Bowling Green Metalforming, a subsidiary of Magna International, a leading global automotive mobility technology and automotive parts supplier (“Magna”). Prior to joining Magna, from April 2002 to April 2014, Mr. Pollick held roles of increasing responsibility at Tower International, a leading manufacturer of engineered automotive structural metal components and assemblies, ultimately serving as its Director of Operations.
James F. Sistek. Mr. Sistek has served as our Chief Administrative Officer since December 9, 2019. Prior to joining Horizon, Mr. Sistek served as senior vice president business operations for Superior Industries International, Inc. (“Superior”), a Tier 1 automotive supplier of aluminum wheels, from August 2014 to January 2019. During his tenure at Superior, Mr. Sistek was directly responsible for product development and launch, supply chain and logistics, quality, information technology and served as the executive lead on a corporate-wide overhaul of the operating model. From January 2013 to August 2014, Mr. Sistek served as president and founder of Infologic, Inc. (“Infologic”), a consulting services company specializing in the optimization of business operations, where he streamlined business processes, supported program development and launch programs, and provided complete technology assessments for Tier 1 suppliers and IT service providers. Prior to forming Infologic, from October 2005 to January 2013, Mr. Sistek held various leadership positions at Visteon Corporation, a global automotive electronics supplier, ultimately serving as vice president shared services and chief information officer from 2009 to 2013.
Jay Goldbaum.  Mr. Goldbaum has served as our General Counsel, Chief Compliance Officer and Corporate Secretary since November 13, 2017. Mr. Goldbaum served as Legal Director, Chief Compliance Officer and Corporate Secretary since June 30, 2015 in connection with the spin-off from TriMas Corporation (“TriMas”). From January 14, 2015 through June 29, 2015, Mr. Goldbaum served as Vice President, Corporate Secretary and a director of Horizon. Mr. Goldbaum was previously associate general counsel-commercial law for TriMas beginning in January 2014. Mr. Goldbaum joined TriMas in January 2012 and held the position of legal counsel. Before joining TriMas, Mr. Goldbaum was an associate in the corporate and litigation practice groups at the law firm of Jaffe, Raitt, Heuer & Weiss, P.C. from September 2007 to August 2011.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, par value $0.01 per share, is listed for trading on the NYSE under the symbol “HZN.” As of March 8, 2021, there were 199 holders of record of our common stock.
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
Not applicable.

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
Overview
Headquartered in Plymouth, Michigan, Horizon Global Corporation and its consolidated subsidiaries (“Horizon,” “Horizon Global,” “we,” or the “Company”) are a leading designer, manufacturer and distributor of a wide variety of high-quality, custom-engineered towing, trailering, cargo management and other related accessory products on a global basis, primarily servicing the aftermarket, retail, e-commerce, automotive original equipment manufacturers (“automotive OEMs”) and automotive original equipment servicers (“automotive OESs”) (collectively, “OEs”) channels, supporting our customers generally through a regional service and delivery model.
Critical factors affecting our ability to succeed include:
•Our ability to realize the expected future economic benefits resulting from the changes made to our manufacturing operations, distribution footprint and management team in recent years, including the operational improvement initiatives implemented in 2019-2020, which are continuously ongoing to support margin expansion;
•Our ability to continue to manage our liquidity, including continuing to deleverage our balance sheet and service our debt obligations and the applicable financial covenants thereto, especially given our recent debt refinancing and capital structure alignment to support business growth and the Company’s long-term strategic plan;
•Our ability to quickly and cost-effectively introduce new products to our customers and end-user market with a resulting streamlined customer service model and improved operating margins;
•Our ability to continue to successfully launch new products and customer programs to expand or realign our geographic coverage or distribution channels and realize desired operating efficiencies and product line or customer content penetration;
•Our ability to manage our cost structure more efficiently via global supply base management, internal sourcing and/or purchasing of materials, selective outsourcing of support functions, working capital management and a global approach to leverage our administrative functions; and
•Our ability to manage any future business disruption and the operational and financial impacts, including temporary facility closures, liquidity and other economic and business uncertainties related to the novel coronavirus (“COVID-19”) pandemic as further detailed below.
If we are unable to do any of the foregoing successfully, our financial condition and results of operations could be materially and adversely impacted.

In December 2019, an outbreak of COVID-19 occurred in China, spread throughout the world and was declared a pandemic. In connection with the COVID-19 pandemic, we have been adhering to mandates and other guidance from local governments and health authorities, as well as the World Health Organization and the Centers for Disease Control. As a result of the pandemic, we experienced temporary decreases in demand and customer orders for our products in one or more of our sales channels, as well as temporary disruptions and closures of some of our facilities as we flexed our operations in response to changes in customer demand or government mandates. The COVID-19 pandemic also impacted various aspects of the supply chain as our suppliers experienced similar business disruptions due to operating restrictions from government mandates. We continue to monitor the procurement of raw materials and components used in the manufacturing, distribution and sale of our products, but future disruptions in the supply chain due to the COVID-19 pandemic may cause difficulty in sourcing materials or unexpected shortages or delays in delivery of raw materials and components, and may result in increased costs in our supply chain.
As government mandates and operating restrictions began to abate, the demand for our products responded and our facilities returned to full operational status early in the third quarter of 2020. Although we have taken decisive actions to enhance our financial flexibility, minimize the impact to the business and ensure the health and safety of our employees and other individuals of the communities where we conduct business, the extent and duration of the impact of the COVID-19 pandemic remains uncertain and could adversely impact our results of operations in future periods. The actions taken are further summarized in the Liquidity and Capital Resources and Outlook sections below.
Horizon Global reports its business in two operating segments: Horizon Americas and Horizon Europe‑Africa. The Company previously had a third operating segment, Horizon Asia‑Pacific (“APAC”), which was sold in the third quarter of 2019. See Note 4, Discontinued Operations, and Note 18, Segment Information, each included in Item 8, “Financial Statements and Supplementary Data,” within this Annual Report on Form 10-K for further information regarding discontinued operations and the Company’s operating segments, respectively.
Shipping and handling costs associated with outbound freight are accounted for as a fulfillment cost and are included in cost of sales in our consolidated statements of operations. Other shipping and handling expenses, which primarily relate to Horizon Americas’ distribution network, are included in selling, general and administrative expenses in our consolidated statements of operations.

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
Adjusted EBITDA is defined as net income attributable to Horizon Global before interest expense, income taxes, depreciation and amortization, and before certain items, as applicable, such as severance, restructuring, relocation and related business disruption costs, impairment of goodwill and other intangibles, non-cash stock compensation, certain product liability and litigation claims, acquisition and integration costs, gains (losses) on business divestitures and other assets, board transition support and non-cash unrealized foreign currency remeasurement costs.
Adjusted EBITDA for our operating segments for the twelve months ended December 31, 2020 is as follows:

	Twelve Months Ended December 31, 2020
	Horizon Americas	Horizon Europe-Africa	Corporate	Consolidated
	(dollars in thousands)
Net loss attributable to Horizon Global				$(36,560)
Net loss attributable to noncontrolling interest				(1,420)
Net loss				$(37,980)
Interest expense				31,680
Income tax benefit				(1,580)
Depreciation and amortization				22,910
EBITDA	$34,030	$6,610	$(25,610)	$15,030
Net loss attributable to noncontrolling interest	—	1,420	—	1,420
Loss from discontinued operations, net of tax	—	—	500	500
Severance	530	(360)	20	190
Restructuring, relocation and related business disruption costs	1,700	170	740	2,610
Non-cash stock compensation	—	—	3,000	3,000
Loss (gain) on business divestitures and other assets	1,480	(180)	20	1,320
Board transition support	—	—	(170)	(170)
Product liability and litigation claims	—	1,510	—	1,510
Debt issuance costs	—	60	1,870	1,930
Unrealized foreign currency remeasurement costs	690	(550)	(1,070)	(930)
Adjusted EBITDA	$38,430	$8,680	$(20,700)	$26,410

Adjusted EBITDA for our operating segments for the twelve months ended December 31, 2019 is as follows:

	Twelve Months Ended December 31, 2019
	Horizon Americas	Horizon Europe-Africa	Corporate	Consolidated
	(dollars in thousands)
Net income attributable to Horizon Global				$80,750
Net loss attributable to noncontrolling interest				(1,240)
Net income				$79,510
Interest expense				58,270
Income tax benefit				(10,820)
Depreciation and amortization				21,690
EBITDA	$(4,320)	$(3,370)	$156,340	$148,650
Net loss attributable to noncontrolling interest	—	1,240	—	1,240
Income from discontinued operations, net of tax	—	—	(189,520)	(189,520)
Severance	(200)	1,330	2,050	3,180
Restructuring, relocation and related business disruption costs	9,500	(1,190)	3,990	12,300
Non-cash stock compensation	—	—	2,150	2,150
Loss on business divestitures and other assets	2,070	3,630	—	5,700
Board transition support	—	—	1,450	1,450
Product liability and litigation claims	820	1,760	—	2,580
Debt issuance costs	—	—	4,070	4,070
Unrealized foreign currency remeasurement costs	—	(180)	130	(50)
Other	560	(450)	(170)	(60)
Adjusted EBITDA	$8,430	$2,770	$(19,510)	$(8,310)

Segment Information
As a result of the Company’s sale of its APAC segment in 2019, the Company’s operating segments are Horizon Americas and Horizon Europe‑Africa. APAC results are reported separately as a discontinued operation in our consolidated financial statements for all periods presented. See Note 4, Discontinued Operations, and Note 18, Segment Information, included in Item 8, “Financial Statements and Supplementary Data,” within this Annual Report on Form 10-K, for additional information.
Financial information for our operating segments for the twelve months ended December 31, 2020 and 2019 is as follows:

	Twelve Months Ended December 31,				Change		Constant Currency Change
	2020	As a Percentage of Net Sales	2019	As a Percentage of Net Sales	$	%	$	%
	(dollars in thousands)
Net Sales
Horizon Americas	$382,380	57.8%	$372,720	54.0%	$9,660	2.6%	$11,030	3.0%
Horizon Europe‑Africa	278,850	42.2%	317,730	46.0%	(38,880)	(12.2)%	(44,350)	(14.0)%
Total	$661,230	100.0%	$690,450	100.0%	$(29,220)	(4.2)%	$(33,320)	(4.8)%
Gross Profit
Horizon Americas	$95,850	25.1%	$71,640	19.2%	$24,210	33.8%	$24,760	34.6%
Horizon Europe‑Africa	24,700	8.9%	24,590	7.7%	110	0.4%	(800)	(3.3)%
Total	$120,550	18.2%	$96,230	13.9%	$24,320	25.3%	$23,960	24.9%
Selling, General and Administrative Expense
Horizon Americas	$67,840	17.7%	$81,450	21.9%	$(13,610)	(16.7)%	$(12,930)	(15.9)%
Horizon Europe‑Africa	33,060	11.9%	38,050	12.0%	(4,990)	(13.1)%	(5,480)	(14.4)%
Corporate	26,470	N/A	34,680	N/A	(8,210)	(23.7)%	(8,210)	(23.7)%
Total	$127,370	19.3%	$154,180	22.3%	$(26,810)	(17.4)%	$(26,620)	(17.3)%
Operating Profit (Loss)
Horizon Americas	$27,950	7.3%	$(10,390)	(2.8)%	$38,340	369.0%	$38,220	367.9%
Horizon Europe‑Africa	(8,390)	(3.0)%	(12,100)	(3.8)%	3,710	30.7%	3,280	27.1%
Corporate	(26,470)	N/A	(34,680)	N/A	8,210	23.7%	8,210	23.7%
Total	$(6,910)	(1.0)%	$(57,170)	(8.3)%	$50,260	87.9%	$49,710	87.0%
Capital Expenditures
Horizon Americas	$3,670	1.0%	$6,590	1.8%	$(2,920)	(44.3)%	$(2,830)	(42.9)%
Horizon Europe‑Africa	9,640	3.5%	3,080	1.0%	6,560	213.0%	6,650	215.9%
Corporate	—	N/A	50	N/A	(50)	—%	(50)	—%
Total	$13,310	2.0%	$9,720	1.4%	$3,590	36.9%	$3,770	38.8%
Depreciation of Property and Equipment and Amortization of Intangibles
Horizon Americas	$8,420	2.2%	$8,670	2.3%	$(250)	(2.9)%	$(140)	(1.6)%
Horizon Europe‑Africa	14,280	5.1%	11,720	3.7%	2,560	21.8%	2,320	19.8%
Corporate	210	N/A	1,300	N/A	(1,090)	(83.8)%	(1,090)	(83.8)%
Total	$22,910	3.5%	$21,690	3.1%	$1,220	5.6%	$1,090	5.0%
Adjusted EBITDA
Horizon Americas	$38,430	10.1%	$8,430	2.3%	$30,000	355.9%	N/A	N/A
Horizon Europe-Africa	8,680	3.1%	2,770	0.9%	5,910	213.4%	N/A	N/A
Corporate	(20,700)	N/A	(19,510)	N/A	(1,190)	(6.1)%	N/A	N/A
Total	$26,410	4.0%	$(8,310)	(1.2)%	$34,720	417.8%	N/A	N/A

Results of Operations
Twelve Months Ended December 31, 2020 Compared with Twelve Months Ended December 31, 2019
Consolidated net sales decreased $29.3 million, or 4.2%, to $661.2 million during the twelve months ended December 31, 2020, as compared to $690.5 million during the twelve months ended December 31, 2019. The decrease in net sales was attributable to the impacts of economic uncertainty and business disruptions of the COVID-19 pandemic that began to impact the Company near the end of the first quarter of 2020, and significantly impacted the Company during the second quarter of 2020. During the twelve months ended December 31, 2020, net sales for Horizon Europe‑Africa decreased $38.8 million, driven primarily by declines in sales volumes in the automotive OEM and automotive OES sales channels, including a decrease of $37.3 million during the three months ended June 30, 2020, primarily caused by the COVID-19 pandemic. The $29.3 million decrease in consolidated net sales for the twelve months ended December 31, 2020 was partially offset by an increase in net sales within Horizon Americas of $9.7 million driven by higher sales volumes in the aftermarket and e-commerce sales channels, which more than offset the lower volumes in the automotive OEM and retail sales channels. Net sales increased for Horizon Americas during the twelve months ended December 31, 2020 despite a $34.8 million decrease in net sales across all sales channels of Horizon Americas during the three months ended June 30, 2020, the period most significantly impacted by the COVID-19 pandemic.
Gross profit margin (gross profit as a percentage of net sales) was 18.2% and 13.9% during the twelve months ended December 31, 2020 and 2019, respectively. The improved gross margin was primarily due to improved operating efficiencies and favorable sales mix, which more than offset the negative impacts of the COVID-19 pandemic and the related declines in sales volume and impacts on operational performance.
Selling, general and administrative (“SG&A”) expenses decreased $26.8 million, primarily attributable to lower distribution center lease, operating and support costs in Horizon Americas, as a result of a prior-year $6.5 million charge related to the abandonment of leased equipment. In Horizon Europe‑Africa, lower administrative and personnel costs were realized as a result of prior-year restructuring and business rationalization projects, and the reimbursement of certain payroll costs as part of government payroll reimbursement programs. Additionally, lower Corporate expenses were primarily attributable to a prior-year $5.3 million charge related to lease abandonment and leasehold improvements for the Company’s departure of its former headquarters lease and $2.1 million of prior-year charges related to the separation agreement reached with our former chief executive officer and other severance costs.
Operating margin (operating profit (loss) as a percentage of net sales) was (1.0)% and (8.3)% during the twelve months ended December 31, 2020 and 2019, respectively. Operating profit improved $50.3 million, or 87.9%, to an operating loss of $(6.9) million during the twelve months ended December 31, 2020, as compared to an operating loss of $(57.2) million during the twelve months ended December 31, 2019, primarily as a result of the operational results detailed above.
Other expense, net decreased $4.9 million to $0.5 million during the twelve months ended December 31, 2020, as compared to $5.4 million during the twelve months ended December 31, 2019, primarily attributable to the $3.6 million loss on sale related to the Company’s divestiture of its non-automotive business in Horizon Europe‑Africa in the twelve months ended December 31, 2019, as well as $0.9 million of higher foreign currency gain in the twelve months ended December 31, 2020 as compared to the twelve months ended December 31, 2019.
Interest expense decreased $26.6 million, to $31.7 million during the twelve months ended December 31, 2020, as compared to $58.3 million during the twelve months ended December 31, 2019. Interest expense decreased primarily as a result of the pay down of principal on the Company’s first lien term loan in September 2019, which resulted in lower borrowings as well as lower interest rates compared to the twelve months ended December 31, 2019. In addition, the Company recorded a charge of $8.7 million during the twelve months ended December 31, 2019 as compared to a charge of $0.8 million during the twelve months ended December 31, 2020, related to the write-off of unamortized debt issuance costs due to debt refinancing and modifications completed during the respective periods.
The effective income tax rate for the twelve months ended December 31, 2020 and 2019, was 4.0% and 9.0%, respectively. The lower effective tax rate compared to the statutory tax rate for both periods is attributable to the valuation allowance recorded in the U.S. and several foreign jurisdictions, which resulted in no income tax benefit recognized for jurisdictional pretax losses, coupled with jurisdictional income mix. In addition, the prior-year included a $6.6 million benefit related to the release of uncertain tax positions, and the corresponding accrued interest and penalties, in certain jurisdictions that did not recur.

Net loss from continuing operations decreased $72.5 million, to a net loss of $37.5 million during the twelve months ended December 31, 2020, compared to a net loss from continuing operations of $110.0 million during the twelve months ended December 31, 2019. The decrease was primarily attributable to the results detailed above.
(Loss) income from discontinued operations, net of tax is attributable to the sale of the Company’s former APAC operating segment, which was sold in September 2019 and resulted in a $180.5 million gain recognized and included in income from discontinued operations, net of tax during the twelve months ended December 31, 2019. During the twelve months ended December 31, 2020, the remaining post-closing conditions of the sale were completed, including a true up to net cash proceeds, which resulted in a loss on sale of discontinued operations of $(0.5) million. APAC has been presented as discontinued operations in our consolidated financial statements in accordance with Accounting Standards Codification 205, “Discontinued Operations.” See Note 4, Discontinued Operations, included in Item 8, “Financial Statements and Supplementary Data,” within this Annual Report on Form 10-K for further description of the Company’s discontinued operations.
See below for a discussion of operating results by segment.
Horizon Americas
Net sales by sales channel, in thousands, for Horizon Americas are as follows:

	Twelve Months Ended December 31,		Change
	2020	2019	$	%
Net Sales
Aftermarket	$114,750	$96,910	$17,840	18.4%
Retail	100,660	105,970	(5,310)	(5.0)%
Automotive OEM	77,280	87,700	(10,420)	(11.9)%
Automotive OES	8,310	6,950	1,360	19.6%
E-commerce	53,850	45,750	8,100	17.7%
Industrial	27,480	29,390	(1,910)	(6.5)%
Other	50	50	—	—%
Total	$382,380	$372,720	$9,660	2.6%
Net sales increased $9.7 million, or 2.6%, to $382.4 million during the twelve months ended December 31, 2020, as compared to $372.7 million during the twelve months ended December 31, 2019, primarily attributable to higher volumes in the aftermarket and e-commerce sales channels despite the COVID-19 pandemic. The increase was also due to a $3.1 million reduction in sales returns and allowances in the twelve months ended December 31, 2020, as compared with the twelve months ended December 31, 2019. The increase was partially offset by lower sales volumes in the automotive OEM and retail sales channels, which were more negatively impacted by the COVID-19 pandemic.

Horizon Americas’ gross profit increased $24.3 million, or 33.9%, to $95.9 million, or 25.1% of net sales, during the twelve months ended December 31, 2020, as compared to $71.6 million, or 19.2% of net sales, during the twelve months ended December 31, 2019. Gross profit was impacted by the changes in sales detailed above, as well as the following:
–$13.3 million lower scrap costs and inventory reserves as a result of more effective inventory management; and
–$8.9 million favorable manufacturing costs; partially offset by:
–$1.2 million higher outbound freight costs.
SG&A expenses decreased $13.7 million to $67.8 million, or 17.7% of net sales, during the twelve months ended December 31, 2020, as compared to $81.5 million, or 21.9% of net sales, during the twelve months ended December 31, 2019. The decrease in SG&A expenses was attributable to the following:
–$6.5 million prior-year charge related to the abandonment of leased equipment in its Kansas City location;
–$4.8 million lower litigation and other administrative costs; and
–$3.6 million lower distribution center lease, operating and support costs; partially offset by:
–$2.6 million higher personnel and other variable compensation costs.
Horizon Americas’ operating profit increased $38.4 million to an operating profit of $28.0 million, or 7.3% of net sales, during the twelve months ended December 31, 2020, as compared to an operating loss of $(10.4) million, or (2.8)% of net sales, during the twelve months ended December 31, 2019. Operating margin increased primarily due to the operational results detailed above.
Horizon Americas’ Adjusted EBITDA increased $30.0 million to $38.4 million during the twelve months ended December 31, 2020, as compared to Adjusted EBITDA of $8.4 million during the twelve months ended December 31, 2019. Adjusted EBITDA increased primarily due to the operational results detailed above.
Horizon Europe-Africa
Net sales by sales channel, in thousands, for Horizon Europe‑Africa are as follows:

	Twelve Months Ended December 31,		Change
	2020	2019	$	%
Net Sales
Automotive OEM	$149,850	$181,490	$(31,640)	(17.4)%
Automotive OES	50,290	58,080	(7,790)	(13.4)%
Aftermarket	73,010	69,370	3,640	5.2%
Industrial	1,670	2,850	(1,180)	(41.4)%
E-commerce	1,570	1,880	(310)	(16.5)%
Other	2,460	4,060	(1,600)	(39.4)%
Total	$278,850	$317,730	$(38,880)	(12.2)%
Net sales decreased $38.8 million, or 12.2%, to $278.9 million during the twelve months ended December 31, 2020, as compared to $317.7 million during the twelve months ended December 31, 2019, primarily attributable to lower volumes in the automotive OEM, automotive OES and industrial sales channels, which were negatively impacted by the COVID-19 pandemic in the twelve months ended December 31, 2020. Net sales of Horizon Europe-Africa were also negatively impacted by $2.1 million related to the sale of its non-automotive business in the first quarter 2019. Partially offsetting the decrease in sales were increased sales in the aftermarket sales channel despite the COVID-19 pandemic as well as $5.5 million of favorable currency translation.

Horizon Europe-Africa’s gross profit increased $0.1 million, or 0.4%, to $24.7 million, or 8.9% of net sales, during the twelve months ended December 31, 2020, from $24.6 million, or 7.7% of net sales, during the twelve months ended December 31, 2019. The increase in gross profit margin reflects the changes in sales detailed above. Additionally, gross profit was impacted by the following:
–$6.5 million favorable labor costs, including the payroll reimbursement costs received in the twelve months ended December 31, 2020 under terms of government payroll reimbursement programs, which includes the KUG (as defined in the Liquidity and Capital Resources section below);
–$5.0 million lower scrap costs and inventory reserves as a result of more effective inventory management;
–$4.0 million favorable manufacturing costs;
–$2.5 million lower freight costs; and
–$0.9 million of favorable currency translation.
SG&A expenses decreased $5.0 million to $33.1 million, or 11.9% of net sales, during the twelve months ended December 31, 2020, as compared to $38.1 million, or 12.0% of net sales, during the twelve months ended December 31, 2019. The decrease in SG&A expenses was primarily attributable to the following:
–$2.6 million lower personnel and variable compensation costs, including the payroll reimbursement costs received in the twelve months ended December 31, 2020 under terms of government payroll reimbursement programs, which includes the KUG;
–$1.3 million lower warehouse expense, litigation and other administrative costs;
–$0.6 million lower bad debt expense; and
–$0.5 million of favorable currency translation.
Horizon Europe-Africa’s operating profit improved $3.7 million to an operating loss of $(8.4) million, or (3.0)% of net sales, during the twelve months ended December 31, 2020, as compared to an operating loss of $(12.1) million, or (3.8)% of net sales, during the twelve months ended December 31, 2019. Operating margin improved primarily due to the operational results described above.
Horizon Europe-Africa’s Adjusted EBITDA increased $5.9 million to $8.7 million during the twelve months ended December 31, 2020, as compared to Adjusted EBITDA of $2.8 million during the twelve months ended December 31, 2019. Adjusted EBITDA increased primarily due to the operational results described above.
Corporate Expenses
Corporate expenses included in operating loss decreased $8.2 million to $26.5 million during the twelve months ended December 31, 2020, as compared to $34.7 million during the twelve months ended December 31, 2019. The decrease was primarily attributable to the following:
–$5.3 million prior-year charge related to lease abandonment and leasehold improvements for the Company’s departure of its headquarters lease;
–$2.1 million of prior-year charges related to the separation agreement reached with our former chief executive officer and other severance costs;
–$3.8 million of additional costs incurred in the prior-year comparable period related to professional service fees and other costs associated with new debt issuance, amendments, and modifications and related structure changes; and
–$2.2 million lower discretionary and administrative support costs; partially offset by:
–$4.0 million higher personnel and variable compensation costs.
Corporate Adjusted EBITDA was $(20.7) million during the twelve months ended December 31, 2020, which was lower by $1.2 million, as compared to Adjusted EBITDA of $(19.5) million during the twelve months ended December 31, 2019. Adjusted EBITDA declined primarily due to the higher personnel and variable compensation costs, partially offset by the lower discretionary and administrative support costs, as described above.

Liquidity and Capital Resources
Our capital and working capital requirements are funded through a combination of cash on hand, cash flows from operations and various borrowings and factoring arrangements described below, including our asset-based Revolving Credit Facility (as defined below). As of December 31, 2020 and 2019, we had $18.2 million and $8.7 million, respectively, of cash and cash equivalents held at foreign subsidiaries. There may be country specific regulations which may restrict or result in increased costs in the repatriation of these funds.
In March 2020, the Company, as guarantor, entered into a Loan and Security Agreement (the “Loan Agreement”) with Encina Business Credit, LLC (“Encina”), as agent for the lenders party thereto, and Horizon Global Americas Inc. and Cequent Towing Products of Canada Ltd., as borrowers (the “ABL Borrowers”). The Loan Agreement provides for an asset-based revolving credit facility (the “Revolving Credit Facility”) in the maximum aggregate principal amount of $75.0 million subject to customary borrowing base limitations contained therein, and may be increased at the ABL Borrowers’ request in increments of $5.0 million, up to a maximum of five times over the life of the Revolving Credit Facility, for a total increase of up to $25.0 million. As of December 31, 2020, the Company had availability of $38.4 million under the Revolving Credit Facility and $26.8 million of cash and cash equivalents in the United States.
As of December 31, 2020 and 2019, total cash and availability was $83.4 million and $44.9 million, respectively. The Company defines cash and availability as cash and cash equivalents and amounts of cash accessible but undrawn from credit facilities.
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
In April 2020, Horizon Global Company LLC (the “U.S. Borrower”), a direct U.S.-based subsidiary of the Company, received a loan from PNC Bank, National Association for $8.7 million, pursuant to the Paycheck Protection Program (the “PPP Loan”) under Division A, Title I of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The PPP Loan, which is in the form of a Note dated April 18, 2020 issued by the U.S. Borrower, matures on April 18, 2022. Funds from the PPP Loan may be used for payroll, costs used to continue group health care benefits, rent and utilities. Under the terms of the PPP Loan, certain amounts may be forgiven if they are used for qualifying expenses as described in the CARES Act.
The Company submitted its PPP Loan application in good faith in accordance with the CARES Act and the guidance issued by the Small Business Administration (the “SBA”), including the SBA’s Paycheck Protection Program’s Frequently Asked Questions. During 2020, the Company, in accordance with the final guidance issued by the United States Department of the Treasury (the “Treasury”), met the need and sized based criteria of the program.
In December 2020, the Company filed its application of loan forgiveness with PNC Bank, National Association. The potential loan forgiveness for all or a portion of the PPP Loan is determined, subject to limitations, based on the use of loan proceeds for payment of qualifying expenses over the 24 weeks after the loan proceeds were disbursed. The unforgiven portion of our PPP Loan, if any, is payable monthly over two years at an interest rate of 1.0% per annum. The Company has deferred any interest payments until after the Company’s application for forgiveness is completed in accordance with the guidance issued by the SBA and Treasury and the terms of the Company’s PPP Loan. While we currently believe that our use of the loan proceeds will meet the conditions for forgiveness of our PPP loan, there can be no assurance that forgiveness for any portion of the PPP Loan will be obtained.
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

In March 2020, Westfalia-Automotive GmbH (“Westfalia”), an indirect subsidiary of the Company, was approved for a government payroll reimbursement program in Germany under the Kurzarbeitergeld (the “KUG”). The KUG is designed to reimburse employers for payroll costs incurred and paid to employees affected by the business disruption and government mandated operating restrictions in place due to the COVID-19 pandemic for the period March 1, 2020 through August 31, 2020. Westfalia was approved to receive reimbursement of certain costs for the period March 19, 2020 through August 31, 2020. The Company was reimbursed $3.3 million for qualifying payroll costs under terms of the KUG for the twelve months ended December 31, 2020.
The Company also proactively took the following measures to reduce costs and ensure appropriate liquidity:
–pursued additional governmental grant or loan programs in the jurisdictions in which it operates;
–participated in payroll or payroll tax deferral programs such as those enacted by the CARES Act;
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
Additionally, in the United States, the Company did not furlough or otherwise voluntarily reduce its workforce. To protect the continued employment of its U.S.-based employees, the Company, in addition to the other cost savings measures described above, implemented a temporary 20% wage reduction for all employees in the United States. In some cases, employees outside of the United States were furloughed in response to government mandated operational restrictions and fluctuations in customer demand. To the extent available, the Company availed itself of local government programs to support furloughed employees, such as those described above.
We believe the combination of these sources, as well as the changes to our capital structure following our recent refinancing activities and fully summarized below, will enable us to meet our working capital, capital expenditures and other funding requirements. Our ability to fund our working capital needs, debt payments and other obligations, and to comply with financial covenants, including borrowing base limitations under our Revolving Credit Facility, depends on our future operating performance and cash flow and many factors outside of our control, including the costs of raw materials, the state of the automotive accessories market, financial and economic conditions and the extent and duration of the impact of the COVID-19 pandemic.
Cash Flows - Operating Activities
Net cash provided by and used for operating activities during the twelve months ended December 31, 2020 and 2019 was $39.1 million and $(68.5) million, respectively.
During the twelve months ended December 31, 2020, the Company generated $7.4 million in cash flows, based on the reported net loss of $(37.5) million and after considering the effects of non-cash items related to gains and losses on dispositions of property and equipment, depreciation, amortization of intangible assets, amortization of original issuance discount and debt issuance costs, deferred income taxes, stock compensation, paid-in-kind interest, and other, net. During the twelve months ended December 31, 2019, the Company used $(63.0) million based on the reported net loss of $(110.0) million and after considering the effects of similar non-cash items, as well as write-off of certain operating lease assets.
Changes in operating assets and liabilities sourced $31.7 million and used $(5.5) million of cash during the twelve months ended December 31, 2020 and 2019, respectively.
Increases in accounts receivable resulted in a net use of cash of $(12.2) million during the twelve months ended December 31, 2020. The increase in accounts receivable during 2020 resulted from higher sales activity in the fourth quarter of 2020 as compared to the fourth quarter of 2019, partially offset by pull ahead collection efforts in the fourth quarter of 2020. The decrease in accounts receivables resulted in a net source of cash of $19.3 million during the twelve months ended December 31, 2019. The decrease in accounts receivable during 2019 was primarily driven by pull ahead collection efforts in the fourth quarter of 2019.

Changes in inventory resulted in a net source of cash of $24.2 million and $8.4 million during the twelve months ended December 31, 2020 and 2019, respectively. The decrease in inventory during the twelve months ended December 31, 2020 was due to improved inventory management in addition to an extension of our traditional selling season in the last half of the year. The decrease in inventory during the twelve months ended December 31, 2019 was due to higher inventory scrap and reserves as well as improved inventory management.
Changes in prepaid expenses and other assets resulted in a net use of cash of $(4.9) million and $(3.0) million during the twelve months ended December 31, 2020 and 2019, respectively. The increase in prepaid expenses and other assets during the twelve months ended December 31, 2020 and 2019 was primarily due to the mix of invoicing from vendors and subsequent payment.
Changes in accounts payable and accrued liabilities resulted in a source of cash of $24.6 million and a use of cash $(30.1) million during the twelve months ended December 31, 2020 and 2019, respectively. The source of cash for the twelve months ended December 31, 2020, as compared to the use of cash for the twelve months ended December 31, 2019, is primarily due to the mix of payments made to suppliers and vendors and the related terms coupled with improved working capital management during the twelve months ended December 31, 2020.
Cash Flows - Investing Activities
Net cash used for investing activities during the twelve months ended December 31, 2020 was $(13.2) million, as compared to net cash provided by investing activities of $206.5 million during the twelve months ended December 31, 2019. During the twelve months ended December 31, 2019, net proceeds from the sale of business were $214.6 million, related to the sale of the APAC operating segment and the non-automotive business in Horizon Europe-Africa. During the twelve months ended December 31, 2020, capital expenditure needs increased to $(13.3) million as compared to $(9.7) million during the twelve months ended December 31, 2019, which related to growth, capacity and productivity-related capital projects, primarily within Horizon Europe‑Africa for the twelve months ended December 31, 2020.
We expect our capital spending in the twelve months ended December 31, 2021 to be $23.2 million, primarily related to support for product development, growth and maintenance for the business.
Cash Flows - Financing Activities
Net cash provided by financing activities was $12.7 million and net cash used for financing activities was $(164.7) million during the twelve months ended December 31, 2020 and 2019, respectively. During the twelve months ended December 31, 2020, net proceeds from the Revolving Credit Facility, net of issuance costs, were $21.9 million and proceeds from the PPP Loan were $8.7 million. During the twelve months ended December 31, 2020 and 2019, net repayments on the ABL Facility totaled $(19.9) million and $(43.5) million, respectively. During the twelve months ended December 31, 2019, net proceeds from borrowings on under our second lien term loan were $35.5 million, net of issuance costs and a use cash of $(173.4) million for repayments on our first lien term loan, including transaction costs. Additionally, during the twelve months ended December 31, 2019, proceeds from the issuance of Series A Preferred Stock and warrants totaled $10.6 million.
Factoring Arrangements
The Company has factoring arrangements with financial institutions to sell certain accounts receivable. Total receivables sold under certain non-recourse factoring arrangements was $237.1 million and $258.4 million during the twelve months ended December 31, 2020 and 2019, respectively. We utilize factoring arrangements as part of our working capital needs. The costs of participating in these arrangements are immaterial to our results. Refer to Note 3, Summary of Significant Accounting Policies, in Item 8, “Financial Statements and Supplementary Data,” included within this Annual Report on Form 10-K for additional information.

Our Debt and Other Commitments
We and certain of our subsidiaries are party to the asset-based Revolving Credit Facility, as defined and described above. The Revolving Credit Facility provides for $75.0 million of funding on a revolving basis, subject to borrowing base availability, and matures in fiscal year 2022. As of December 31, 2020, there was $24.2 million outstanding on the Revolving Credit Facility bearing interest at a weighted average rate of 5.0%.
In addition, the Company and certain of its subsidiaries, have been or are parties to other long-term credit agreements, including the Replacement Term Loan, as defined and described below. As of December 31, 2020, there was $90.2 million outstanding on the Replacement Term Loan bearing cash interest at 4.00% and paid-in-kind interest at 7.75%.
In February 2017, the Company completed a public offering of 2.75% Convertible Senior Notes due 2022 (the “Convertible Notes”) in an aggregate principal amount of $125.0 million. Interest is payable on January 1 and July 1 of each year.
First Lien Term Loan Agreement
In February 2019, the Company amended and restated the existing term loan agreement (the “First Lien Term Loan Agreement”) to permit the Company to enter into the Senior Term Loan Agreement, as defined and described below, and tightened certain indebtedness, asset sale, investment and restricted payment baskets.
In March 2019, the Company amended the existing term loan agreement (“Sixth Term Amendment”) to permit the Company to enter into the Second Lien Term Loan Agreement, as defined and described below, amend certain financial covenants to make them less restrictive and make certain other affirmative and negative covenants more restrictive.
In September 2019, the Company amended the existing term loan agreement (the “Eighth Term Amendment”) to provide consent for the sale of APAC, provide consent for the Company to meet its prepayment obligation of the First Lien Term Loan, remove prepayment penalties and make certain negative covenants less restrictive. In September 2019, the Company paid down a portion of its First Lien Term Loan’s outstanding principal plus fees and paid-in-kind interest in the amount of $172.9 million.
In May 2020, the Company entered into amendments, limited waivers and consents in connection with its Loan Agreement and the First Lien Term Loan Agreement (the “Tenth Term Amendment”), with an effective date of April 1, 2020, that, among other things, consented to the Company’s applying for, obtaining and incurring the PPP Loan and French Loan, each as defined and described above.
As a result of the Replacement Term Loan Amendment, as defined and described below, the outstanding balance and any accrued interest has been replaced by the Replacement Term Loan, as defined and described below.
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

Second Lien Term Loan Agreement
In March 2019, the Company entered into a credit agreement (the “Second Lien Term Loan Agreement”) with Cortland Capital Markets Services LLC, as administrative agent and collateral agent, and Corre Partners Management L.L.C. as representative of the lenders, and the lenders party thereto. The Second Lien Term Loan Agreement provided for a term loan facility in the aggregate principal amount of $51.0 million. The Second Lien Term Loan Agreement was secured by a second lien on substantially the same collateral as the First Lien Term Loan, bore an interest rate of LIBOR plus 11.5% payable in kind through an increase in principal balance, and was subject to various affirmative and negative covenants including a secured net leverage ratio tested quarterly, commencing with the fiscal quarter ending on December 31, 2019, which was not to exceed (x) 6.75 to 1.00 as of the last day of any fiscal quarter ending on or prior to June 30, 2020 and (y) 5.25 to 1.00 as of the last day of any fiscal quarter ending on or after September 30, 2020.
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

In May 2020, the Company entered into amendments, limited waivers and consents in connection with its Loan Agreement and the Second Lien Term Loan Agreement (“the Second Lien Third Amendment”), with an effective date of April 1, 2020, that, among other things, consented to the Company’s applying for, obtaining and incurring the PPP Loan and French Loan, each as defined and described above.
As a result of the Replacement Term Loan Amendment, as defined and described below, the outstanding balance and any accrued interest has been replaced by the Replacement Term Loan, as defined and described below.
Replacement Term Loan
On July 3, 2020, the Company entered into a limited consent to the Loan Agreement, that consented to the Company’s entering into the 2020 Replacement Term Loan Amendment, as defined and described below.
On July 6, 2020, the Company entered into the Replacement Term Loan Amendment (the “Eleventh Term Amendment”) to amend the First Lien Term Loan Agreement and Second Lien Term Loan Agreement. The Eleventh Term Amendment provided replacement term loans (the “Replacement Term Loan”) that refinanced and replaced the outstanding balances under the First Lien Term Loan Agreement and Second Lien Term Loan Agreement, plus any accrued interest thereon. The interest on the Replacement Term Loan was payable at LIBOR plus 10.75% per annum, subject to a 1.00% LIBOR floor, of which 4.00% was payable in cash and LIBOR plus 6.75% was payable-in-kind (“PIK”) interest (provided that the Company may elect on not more than one occasion to pay all interest as PIK interest). Borrowings under the Eleventh Term Amendment were to mature on the earlier of: (i) June 30, 2022 and (ii) April 1, 2022 if the Convertible Notes, as defined above, were not repaid or otherwise discharged prior to such date. Additionally, the Eleventh Term Amendment provided for a 1.00% PIK closing fee, which was added to the principal amount of the Replacement Term Loan on the closing date; provided for a prepayment penalty on the entire principal amount of the Replacement Term Loan in an amount equal to 3.0% of the aggregate principal amount prepaid prior to December 31, 2021; and amended the fixed charge coverage ratio covenant beginning with the fiscal quarter ending June 30, 2021, as follows:
•June 30, 2021: 1.10 to 1.00
•September 30, 2021: 1.25 to 1.00
•December 31, 2021 and each fiscal quarter ending thereafter: 1.40 to 1.00
Senior Term Loan Credit Agreement
On February 2, 2021, the Company entered into a credit agreement (the “Senior Term Loan Credit Agreement”) with Atlantic Park Strategic Capital Fund, L.P. (“Atlantic Park”), as administrative agent and collateral agent, and the lenders party thereto (collectively, the “Lenders”). The Senior Term Loan Credit Agreement provides for an initial term loan facility in the aggregate principal amount of $100.0 million, all of which has been borrowed by the Company, and a delayed draw term loan facility in the aggregate principal amount of up to $125.0 million, which may be drawn by the Company in up to three separate borrowings through June 30, 2022. A ticking fee of 25 basis points per annum will accrue on the undrawn portion of the delayed draw term loan facility.
The proceeds received by the Company from the initial borrowings under the Senior Term Loan Credit Agreement were used to repay in full all outstanding debt and accrued interest on the Company’s Replacement Term Loan. As a result of the repayment, the credit agreement governing the Company’s Replacement Term Loan has been terminated and is no longer in effect.
Interest on the Senior Term Loan Credit Agreement is payable in cash on a quarterly basis at the interest rate of LIBOR plus 7.50% per annum, subject to a 1.00% LIBOR floor, and is subject to various affirmative and negative covenants, including a secured net leverage ratio tested quarterly, commencing with the fiscal quarter ending March 31, 2023, not to exceed: 6.50 to 1.00. The Senior Term Loan Credit Agreement also contains a financial covenant that stipulates the Company will not make Capital Expenditures (as defined in the Senior Term Loan Credit Agreement) exceeding $27.5 million during any fiscal year. To the extent that the amount of Capital Expenditures is less than $27.5 million in any fiscal year, up to 50% of the difference may be carried forward and used for Capital Expenditures in the immediately succeeding fiscal year.
Following a one-year no-call period, the Senior Term Loan Credit Agreement provides for a 2.5% call premium for years two through five and no premium thereafter. All outstanding borrowings made under the Senior Term Loan Credit Agreement mature on February 2, 2027.

All of the indebtedness under the Senior Term Loan Credit Agreement is and will be guaranteed by the Company’s existing and future United States, Canadian and Mexican subsidiaries and certain other foreign subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors.
Pursuant to the Senior Term Loan Credit Agreement, the Company issued warrants (the “Senior Term Loan Warrants”) to Atlantic Park to purchase in the aggregate up to 3,905,486 shares of the Company’s common stock, with an exercise price of $9.00 per share, subject to adjustment as provided in the Senior Term Loan Warrants. The Senior Term Loan Warrants are exercisable at any time prior to February 2, 2026.
The Company estimates it incurred $11.4 million of debt issuance costs and fees associated with the above transactions. The transactions will be accounted for in the first quarter of 2021.
Additionally, on February 2, 2021, the Company entered into a limited consent of the Loan Agreement for the Company’s Revolving Credit Facility, that among other modifications, consented to the Company’s entering into the Senior Term Loan Credit Agreement.
Covenant and Liquidity Matters
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
We are subject to variable interest rates on our Replacement Term Loan and Revolving Credit Facility. At December 31, 2020, 1-Month LIBOR and 3-Month LIBOR approximated 0.14% and 0.24%, respectively.
The Company is in compliance with all of its financial covenants as of December 31, 2020.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases and annual rent expense related thereto for the twelve months ended December 31, 2020 and 2019 was $15.0 million and $18.8 million, respectively. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.
Refer to Note 10, Long-term Debt, and Note 13, Leases, in Item 8, “Financial Statements and Supplementary Data,” included within this Annual Report on Form 10-K for additional information.

Consolidated EBITDA
Consolidated EBITDA (defined as “Consolidated EBITDA” in our Replacement Term Loan Agreement) is a comparable measure to how the Company assesses performance. As discussed further in the Supplemental Analysis and Segment Information section above, we use certain non-GAAP financial measures to assess performance and measure our covenant compliance in accordance with the Replacement Term Loan Agreement, which includes Adjusted EBITDA at the operating segment level. For the measurement of our Replacement Term Loan Agreement financial covenants, the definition of Consolidated EBITDA limits the amount of non-recurring expenses or costs including restructuring, moving and severance that can be excluded to $10 million in any cumulative four fiscal quarter period. Similarly, the definition limits the amount of fees, costs and expenses incurred in connection with any proposed asset sale that can be excluded to $5 million in any cumulative four fiscal quarter period.
The reconciliations of net income (loss) attributable to Horizon Global to EBITDA, EBITDA to Adjusted EBITDA and Adjusted EBITDA to Consolidated EBITDA are as follows:

	Twelve Months Ended December 31,
	2020	2019	Change
	(dollars in thousands)
Net (loss) income attributable to Horizon Global	$(36,560)	$80,750	$(117,310)
Net loss attributable to noncontrolling interest	(1,420)	(1,240)	(180)
Net (loss) income	$(37,980)	$79,510	$(117,490)
Interest expense	31,680	58,270	(26,590)
Income tax benefit	(1,580)	(10,820)	9,240
Depreciation and amortization	22,910	21,690	1,220
EBITDA	$15,030	$148,650	$(133,620)
Net loss attributable to noncontrolling interest	1,420	1,240	180
Loss (income) from discontinued operations, net of tax	500	(189,520)	190,020
EBITDA from continuing operations	$16,950	$(39,630)	$56,580
Adjustments pursuant to Term Loan Agreements:
Losses on sale of receivables	1,410	1,590	(180)
Non-cash equity grant expenses	3,000	2,150	850
Other non-cash expenses or losses (gains)	(810)	3,710	(4,520)
Term Loans related fees, costs and expenses	—	2,920	(2,920)
Lender agent related professional fees, costs, and expenses	380	840	(460)
Non-recurring expenses or costs (a)	5,410	19,940	(14,530)
Non-cash losses on asset sales	90	(300)	390
Other	(20)	470	(490)
Adjusted EBITDA	$26,410	$(8,310)	$34,720
Non-recurring expense limitation (a) (b)	—	(9,940)	9,940
Other	20	(470)	490
Consolidated EBITDA	$26,430	$(18,720)	$45,150
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

Outlook
The Company began 2020 with strong performance and our operating results demonstrated strong demand for our products. The COVID-19 pandemic caused significant business and economic disruption globally and resulted in economic uncertainty and challenges, both in the short term and long term. The Company continues to prioritize the health of its employees and others in the communities where it does business and has taken the following decisive actions to ensure the welfare of these groups, based on guidance from local governments and health authorities, as well as the World Health Organization and the Centers for Disease Control, designed to reduce the risk of spreading COVID-19:
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
The Company is currently at a full operational status and will continue to fulfill and deliver upon the strong trend in customer orders, as experienced throughout the last half of 2020, signaling increased consumer demand and an extension of our traditional selling season.
We also remain focused on maintaining liquidity to fund our operations, while considering future maturities in our capital structure, which have been addressed and will continue to be addressed as the Company continues to execute upon its business plan and operational improvement initiatives in 2021. These initiatives were put in place to streamline and simplify its operations and provide a roadmap to achieve our strategic priorities of margin expansion, liquidity management and organic business growth.
We believe the unique strategic footprint we enjoy in our market space will benefit us as our OE customers continue to demonstrate a preference for stronger relationships with few suppliers. We believe that our strong brand positions, portfolio of product offerings, and existing customer relationships present a long-term opportunity for us and provide leverage to see balanced growth in OE and aftermarket business. That position and brand recognition allows us flexibility to bring our products to market in various channels that we believe provide us the ability to leverage our current operational footprint to meet or exceed our customer demands.
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
Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts to reflect management’s best estimate of probable credit losses inherent in our accounts receivable balances. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the allowances for doubtful accounts and, therefore, net income. The level of the allowance is based on quantitative and qualitative factors including historical loss experience, delinquency trends, economic conditions and customer credit risk. We perform detailed reviews of our accounts receivable portfolio on at least a quarterly basis to assess the adequacy of the allowance. Over the past two years, the allowance for doubtful accounts was 3.0% to 4.3% of gross accounts receivable. We do not believe that significant credit risk exists due to our diverse customer base.
Impairment of Long-Lived Assets and Definite-Lived Intangible Assets.  We review the Company’s financial performance for indicators of impairment on at least a quarterly basis. In reviewing for impairment indicators, we also consider events or changes in circumstances such as business prospects, customer retention, market trends, potential product obsolescence, competitive activities and other economic factors. An impairment loss is recognized when the carrying value of an asset group exceeds the future net undiscounted cash flows expected to be generated by that asset group. The impairment loss recognized is the amount by which the carrying value of the asset group exceeds its fair value.
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
See Note 6, Goodwill and Other Intangible Assets included in Item 8, “Financial Statements and Supplementary Data,” within this Annual Report on Form 10-K for further information.

Income Taxes.  We compute income taxes using the asset and liability method, whereby deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities and for operating loss and tax credit carryforwards. Under this method, changes in tax rates and laws are recognized in income in the period such changes are enacted. We determine valuation allowances based on an assessment of positive and negative evidence on a jurisdiction-by-jurisdiction basis and are utilized to reduce deferred tax assets to the amount more likely than not to be realized. To make this assessment, we evaluate historical operating results, the existence of cumulative losses in the most recent fiscal years, expectations for future pretax operating income, the time period over which our temporary differences will reverse and the implementation of feasible and prudent tax planning strategies. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time. We record interest and penalties related to uncertain tax positions in income tax expense.
We are also currently subject to tax controversies in various jurisdictions, and these jurisdictions may assess additional income tax liabilities against us. Developments in audits could have a material effect on our operating results or cash flows in the period for which that development occurs, as well as for subsequent periods. We regularly assess the likelihood of an adverse outcome resulting from these proceedings to determine the adequacy of our tax accruals. Although we believe our estimates are reasonable, the final outcome of audits could be materially different from our historical income tax provisions and accruals.
Refer to Note 19, Income Taxes, to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for additional information.
Emerging Growth Company
Under the Jumpstart Our Business Startups (“JOBS”) Act, we qualified as an emerging growth company (“EGC”) until December 31, 2020, which allowed us an extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. Effective December 31, 2020, we no longer qualify for EGC status following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Horizon Global Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Horizon Global Corporation and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, cash flows, and shareholders’ equity for each of the two years in the period ended December 31, 2020 and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
Emphasis of Matter — Subsequent Events
As discussed in Note 21 to the financial statements, the Company entered into a Senior Term Loan Credit Agreement on February 2, 2021, the proceeds from which were used to repay in full all outstanding debt and accrued interest on the Company’s Replacement Term Loan.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Sales Related Accruals — Refer to Note 3 to the consolidated financial statements
Critical Audit Matter Description
Provisions for customer volume rebates, product returns, discounts, allowances, and cooperative advertising are variable consideration and are recorded as a reduction of revenue in the same period the related sales are recorded. The Company uses the most likely amount method to estimate variable consideration. On at least a quarterly basis, the Company performs detailed reviews of the adequacy of these sales related accruals by evaluating specific customer contractual commitments and assessing current incentive programs and other relevant information, such as historical averages adjusted for any expected changes due to current business conditions.
We identified the adequacy of sales related accruals as a critical audit matter because of the volume of the inputs and assumptions utilized by management in estimating these accruals. The sales related accruals consists of accruals for specific customers, each of which requires management judgment and creates estimation uncertainty. This required both extensive audit effort due to the volume and complexity of the accruals and a high degree of auditor judgment when performing audit procedures to evaluate the reasonableness of management’s estimates.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the estimation of sales related accruals included the following, among others:
•We obtained an understanding of management’s processes over calculating the accruals, including understanding relevant inputs and assumptions.
•We evaluated key inputs and assumptions relevant to the accruals, including evaluating specific customer contractual commitments and assessing current incentive programs and other relevant information, which were compared to source documents.
•We tested management’s process for calculating sales related accruals.
/s/ Deloitte & Touche LLP
Detroit, Michigan
March 11, 2021
We have served as the Company's auditor since 2014.

HORIZON GLOBAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$44,970	$11,770
Restricted cash	5,720	—
Receivables, net	87,420	71,680
Inventories	115,320	136,650
Prepaid expenses and other current assets	11,510	8,570
Total current assets	264,940	228,670
Property and equipment, net	74,090	75,830
Operating lease right-of-use assets	47,310	45,770
Goodwill	3,360	4,350
Other intangibles, net	58,230	60,120
Deferred income taxes	1,280	430
Other assets	7,280	5,870
Total assets	$456,490	$421,040
Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings and current maturities, long-term debt	$14,120	$4,310
Accounts payable	99,520	78,450
Short-term operating lease liabilities	12,180	9,880
Accrued liabilities	59,100	48,850
Total current liabilities	184,920	141,490
Gross long-term debt	251,960	236,550
Unamortized debt issuance costs and discount	(20,570)	(31,500)
Long-term debt	231,390	205,050
Deferred income taxes	3,130	4,040
Long-term operating lease liabilities	46,340	48,070
Other long-term liabilities	14,560	13,790
Total liabilities	480,340	412,440
Contingencies (See Note 14)
Shareholders' equity:
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; 27,089,673 shares issued and 26,403,167 outstanding at December 31, 2020, and 26,073,894 shares issued and 25,387,388 outstanding at December 31, 2019	260	250
Common stock warrants issued, outstanding and exercisable for 5,815,039 and 6,487,674 shares of common stock at December 31, 2020 and December 31, 2019, respectively	9,510	10,610
Paid-in capital	166,610	163,240
Treasury stock, at cost: 686,506 shares at December 31, 2020 and December 31, 2019	(10,000)	(10,000)
Accumulated deficit	(178,530)	(141,970)
Accumulated other comprehensive loss	(6,540)	(9,790)
Total Horizon Global shareholders' (deficit) equity	(18,690)	12,340
Noncontrolling interest	(5,160)	(3,740)
Total shareholders' (deficit) equity	(23,850)	8,600
Total liabilities and shareholders' equity	$456,490	$421,040
The accompanying notes are an integral part of these financial statements.

HORIZON GLOBAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

	Twelve Months Ended December 31,
	2020	2019
Net sales	$661,230	$690,450
Cost of sales	(540,680)	(594,220)
Gross profit	120,550	96,230
Selling, general and administrative expenses	(127,370)	(154,180)
Net (loss) gain on dispositions of property and equipment	(90)	780
Operating loss	(6,910)	(57,170)
Other expense, net	(470)	(5,390)
Interest expense	(31,680)	(58,270)
Loss from continuing operations before income tax	(39,060)	(120,830)
Income tax benefit	1,580	10,820
Net loss from continuing operations	(37,480)	(110,010)
(Loss) income from discontinued operations, net of income taxes	(500)	189,520
Net (loss) income	(37,980)	79,510
Less: Net loss attributable to noncontrolling interest	(1,420)	(1,240)
Net (loss) income attributable to Horizon Global	$(36,560)	$80,750

Net (loss) income per share attributable to Horizon Global:
Basic:
Continuing operations	$(1.40)	$(4.30)
Discontinued operations	(0.02)	7.49
Total	$(1.42)	$3.19
Diluted:
Continuing operations	$(1.40)	$(4.30)
Discontinued operations	(0.02)	7.49
Total	$(1.42)	$3.19
Weighted average common shares outstanding:
Basic	25,797,529	25,297,576
Diluted	25,797,529	25,297,576
The accompanying notes are an integral part of these financial statements.

HORIZON GLOBAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)

	Twelve Months Ended December 31,
	2020	2019
Net (loss) income	$(37,980)	$79,510
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	3,250	1,650
Derivative instruments	—	(1,940)
Total other comprehensive income (loss), net of tax	3,250	(290)
Total comprehensive (loss) income	(34,730)	79,220
Less: Comprehensive loss attributable to noncontrolling interest	(1,420)	(1,240)
Comprehensive (loss) income attributable to Horizon Global	$(33,310)	$80,460
The accompanying notes are an integral part of these financial statements.

HORIZON GLOBAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Twelve Months Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(37,980)	$79,510
Less: Net (loss) income from discontinued operations	(500)	189,520
Net loss from continuing operations	(37,480)	(110,010)

Adjustments to reconcile net loss from continuing operations to net cash provided by (used for) operating activities:
Net loss (gain) on dispositions of property and equipment	90	(780)
Depreciation	16,290	15,940
Amortization of intangible assets	6,620	5,750
Write off of operating lease assets	—	10,780
Amortization of original issuance discount and debt issuance costs	14,200	22,060
Deferred income taxes	(2,060)	(7,280)
Non-cash compensation expense	3,000	2,150
Paid-in-kind interest	8,120	9,720
(Increase) decrease in receivables	(12,230)	19,290
Decrease in inventories	24,220	8,380
Increase in prepaid expenses and other assets	(4,900)	(2,990)
Increase (decrease) in accounts payable and accrued liabilities	24,590	(30,140)
Other, net	(1,370)	(11,350)
Net cash provided by (used for) operating activities for continuing operations	39,090	(68,480)
Cash Flows from Investing Activities:
Capital expenditures	(13,310)	(9,720)
Net proceeds from sale of business	—	214,570
Net proceeds from disposition of property and equipment	90	1,620
Net cash (used for) provided by investing activities for continuing operations	(13,220)	206,470
Cash Flows from Financing Activities:
Proceeds from borrowing on credit facilities	7,220	13,450
Repayments of borrowings on credit facilities	(4,800)	(7,490)
Proceeds from Revolving Credit Facility, net of issuance costs	54,680	—
Repayments of borrowings on Revolving Credit Facility	(32,760)	—
Proceeds from ABL revolving debt, net of issuance costs	8,000	79,790
Repayments of borrowings on ABL revolving debt	(27,920)	(123,240)
Repayments of borrowings on First Lien Term Loan, including transaction fees	—	(173,430)
Proceeds from Second Lien Term Loan, net of issuance costs	—	35,500
Proceeds from Paycheck Protection Program Loan	8,670	—
Proceeds from issuance of Series A Preferred Stock	—	5,340
Proceeds from issuance of Warrants	—	5,270
Other, net	(440)	100
Net cash provided by (used for) financing activities for continuing operations	12,650	(164,710)
Discontinued Operations:
Net cash (used for) provided by discontinued operating activities	(500)	11,430
Net cash used for discontinued investing activities	—	(1,120)
Net cash provided by discontinued financing activities	—	—
Net cash (used for) provided by discontinued operations	(500)	10,310
Effect of exchange rate changes on cash and cash equivalents and restricted cash	900	530
Cash and Cash Equivalents and Restricted Cash:
Increase (decrease) for the year	38,920	(15,880)
At beginning of year	11,770	27,650
At end of year	$50,690	$11,770
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,930	$20,060
Cash paid for taxes, net of refunds	$1,560	$80
The accompanying notes are an integral part of these financial statements.

HORIZON GLOBAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock	Common Stock Warrants	Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Horizon Global Shareholders' (Deficit) Equity	Noncontrolling Interest	Total Shareholders' (Deficit) Equity
Balances at January 1, 2019	$250	$—	$160,990	$(10,000)	$(222,720)	$7,760	$(63,720)	$(2,500)	$(66,220)
Net income (loss)	—	—	—	—	80,750	—	80,750	(1,240)	79,510
Other comprehensive loss, net of tax	—	—	—	—	—	(290)	(290)	—	(290)
Shares surrendered upon vesting of employees' share based payment awards to cover tax obligations	—	—	(10)	—	—	—	(10)	—	(10)
Non-cash compensation expense	—	—	2,150	—	—	—	2,150	—	2,150
Issuance of warrants and preferred stock	—	10,720	—	—	—	—	10,720	—	10,720
Exercise of stock warrants	—	(110)	110	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	—	(17,260)	(17,260)	—	(17,260)
Balances at December 31, 2019	$250	$10,610	$163,240	$(10,000)	$(141,970)	$(9,790)	$12,340	$(3,740)	$8,600
Net loss	—	—	—	—	(36,560)	—	(36,560)	(1,420)	(37,980)
Other comprehensive income, net of tax	—	—	—	—	—	3,250	3,250	—	3,250
Shares surrendered upon vesting of employees' share based payment awards to cover tax obligations	—	—	(440)	—	—	—	(440)	—	(440)
Non-cash compensation expense	—	—	2,720	—	—	—	2,720	—	2,720
Exercise of stock warrants	10	(1,100)	1,090	—	—	—	—	—	—
Balances at December 31, 2020	$260	$9,510	$166,610	$(10,000)	$(178,530)	$(6,540)	$(18,690)	$(5,160)	$(23,850)
The accompanying notes are an integral part of these financial statements.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
Horizon Global Corporation and its consolidated subsidiaries (“Horizon,” “Horizon Global,” “we,” or the “Company”) are a global designer, manufacturer and distributor of a wide variety of high quality, custom-engineered towing, trailering, cargo management and other related accessories. These products are designed to support automotive original equipment manufacturers (“automotive OEMs”) and automotive original equipment servicers (“automotive OESs”) (collectively, “OEs”), aftermarket and retail customers within the agricultural, automotive, construction, horse/livestock, industrial, marine, military, recreational, trailer and utility markets. The Company groups its business into operating segments generally by the region in which sales and manufacturing efforts are focused. As a result of the Company’s sale of its Horizon Asia-Pacific operating segment (“APAC”) in 2019, the Company’s operating segments are Horizon Americas and Horizon Europe‑Africa. See Note 18, Segment Information, for further information on each of the Company’s operating segments. APAC results are reported separately as discontinued operations in our consolidated financial statements for all periods presented. Discontinued operations are further discussed in Note 4, Discontinued Operations.
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of Americas (“U.S. GAAP”).
2. New Accounting Pronouncements
New accounting pronouncements not yet adopted
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible instruments by removing certain separation models in Accounting Standards Codification (“ASC”) 470-20, “Debt—Debt with Conversion and Other Options,” for convertible instruments. Under ASU 2020-06, the embedded conversion features no longer are separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under ASC 815, “Derivatives and Hedging,” or that do not result in substantial premiums accounted for as paid-in capital. For smaller reporting companies, ASU 2020-06 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2023, with early adoption permitted for fiscal years beginning after December 15, 2020. We are currently assessing the impact of this update on the Company’s consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides temporary optional guidance to ease the potential burden in accounting for (or recognize the effects of) reference rate reform on financial reporting. The relief provided by this guidance is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform initiatives being undertaken in an effort to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The optional amendments of this guidance are effective for all entities upon adoption. We are currently assessing the impact of this update on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 replaces the current incurred loss model guidance with a new method that reflects expected credit losses. Under this guidance, an entity would recognize an allowance for credit losses equal to its estimate of expected credit losses on financial assets measured at amortized cost. In November 2019, the FASB extended the effective date of ASU 2016-13 for smaller reporting companies. As a result, ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2022, with early adoption permitted. The standard is not expected to have a significant impact on the Company's consolidated financial statements.
Accounting pronouncements recently adopted
There were no new accounting pronouncements adopted during the year ended December 31, 2020.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Use of Estimates.  The preparation of financial statements in conformity with U.S. GAAP requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill and other intangibles, valuation allowances for receivables, inventories and deferred income tax assets, asset impairments, valuation of derivatives, estimates related to lease liability and operating lease right-of-use (“ROU”) asset valuations, estimated future unrecoverable lease costs, estimated uncertain tax positions, legal and product liability matters, valuation of debt instruments and warrants, assets and obligations related to employee benefits, and the respective allocation methods. Actual results may differ from such estimates and assumptions.
Cash and Cash Equivalents.  The Company considers cash on hand and on deposit and investments in all highly liquid debt instruments with initial maturities of three months or less to be cash and cash equivalents.
Restricted Cash. Restricted cash consists of cash that must be maintained as collateral for letters of credit or other restrictions. The Company considers the expected timing of the release of the restrictions to determine the appropriate financial statement classification. Refer to Note 10, Long-term Debt, for additional information.
Account Receivables.  Receivables consist primarily of amounts from contracts with customers for the sale of towing, trailering, cargo management and other related accessories. As of December 31, 2020 and 2019, receivables were $87.4 million and $71.7 million, respectively, net of allowances for doubtful accounts of $2.7 million and $3.2 million, respectively. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts based upon the Company’s best estimate of probable losses inherent in the account receivables balances. The Company does not believe that significant credit risk exists due to its diverse customer base.
Account Receivables Factoring. The Company has factoring arrangements with financial institutions to sell certain accounts receivables under certain non-recourse agreements. During the twelve months ended December 31, 2020 and 2019, total receivables sold under the factoring arrangements were $237.1 million and $258.4 million, respectively. The sales of accounts receivable in accordance with the factoring arrangements are reflected as a reduction of receivables, net in the consolidated balance sheets as they meet the applicable criteria of ASC 860, “Transfers and Servicing.” As of December 31, 2020 and 2019, the holdback amounts due from the factoring institutions were $8.7 million and $5.7 million, respectively, and are shown in receivables, net in the consolidated balance sheets. Cash proceeds from these arrangements are included in the change in receivables under the operating activities section of the consolidated statements of cash flows. The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. During the twelve months ended December 31, 2020 and 2019, total factoring fees were $1.0 million for each period.
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
Leases.  The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets; short-term operating lease liabilities; and long-term operating lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment, net; short-term borrowings and current maturities, long-term debt; and long-term debt in our consolidated balance sheets. Short-term leases with terms of twelve months or less are not recognized on the balance sheet and are expensed over the lease term.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.
Impairment of Long-Lived Assets and Definite-Lived Intangible Assets.  The Company reviews its financial performance for indicators of impairment on at least a quarterly basis. In reviewing for impairment indicators, the Company considers events or changes in circumstances such as business prospects, customer retention, market trends, potential product obsolescence, competitive activities and other economic factors. An impairment loss is recognized when the carrying value of an asset group exceeds the future net undiscounted cash flows expected to be generated by that asset group. The impairment loss recognized is the amount by which the carrying value of the asset group exceeds its fair value.
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
For purposes of the Company’s annual goodwill impairment test, the Company had one reporting unit with a goodwill balance which is also one of its operating segments, Horizon Americas. This reporting unit had goodwill of $3.1 million at the 2020 annual test for impairment. See Note 6, Goodwill and Other Intangible Assets, for further information.
Indefinite-Lived Intangibles. The Company assesses indefinite-lived intangible assets for impairment annually on October 1st by reviewing relevant qualitative factors. More frequent evaluations may be required if the Company experiences changes in its business climate or as a result of other triggering events.
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

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Revenue Recognition and Sales Related Accruals.  Revenue is recognized when obligations under the terms of a contract with the Company’s customers are satisfied; generally, this occurs with the transfer of control of its towing, trailering, cargo management and other related accessory products. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring its products. Sales, value added and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. The Company’s payment terms vary by the type and location of its customers and the products offered. The term between invoicing and when payment is due is not significant.
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
Provisions for customer volume rebates, product returns, discounts and allowances, including incentives for cooperative advertising, are variable consideration and are recorded as a reduction of revenue in the same period the related sales are recorded. Such provisions are calculated using historical averages adjusted for any expected changes due to current business conditions. The Company uses the most likely amount method to estimate variable consideration. For the twelve months ended December 31, 2020 and 2019, adjustments to estimates of variable consideration for previously recognized revenue were insignificant.
The Company expenses costs incurred to obtain a contract with a customer when the amortization period is one year or less. These costs include sales commissions as the Company has determined annual compensation is commensurate with annual sales activities.
The Company does not adjust consideration for the effects of a significant financing component when the period between shipment of its products and customer’s payment is one year or less.
Cost of Sales. Cost of sales includes material, labor and overhead costs incurred in the manufacturing of products sold in the period. Material costs include raw material, purchased components, outside processing and shipping and handling costs. Overhead costs consist of variable and fixed manufacturing costs, wages and fringe benefits, and purchasing, receiving and inspection costs.
Research and Development Costs. Research and development (“R&D”) costs are expensed as incurred. During the twelve months ended December 31, 2020 and 2019, R&D expenses were $13.3 million and $13.2 million, respectively, and are included in cost of sales in the accompanying consolidated statements of operations.
Selling, General and Administrative Expenses. Selling, general and administrative expenses include the following: costs related to the advertising, sale and marketing of the Company’s products, amortization of customer intangible assets, costs associated with the Company’s distribution network, costs of back office support functions and other administrative expenses.
Shipping and Handling Expenses. Shipping and handling costs associated with outbound freight are accounted for as a fulfillment cost and are included in cost of sales. Other shipping and handling expenses, which primarily relate to Horizon Americas’ distribution network, are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. During the twelve months ended December 31, 2020 and 2019, other shipping and handling costs were $17.0 million and $20.6 million, respectively.
Advertising and Sales Promotion Costs. Advertising and sales promotion costs are expensed as incurred. During the twelve months ended December 31, 2020 and 2019, advertising and sales promotion costs were $2.6 million and $2.3 million, respectively, in selling, general and administrative expenses in the accompanying consolidated statements of operations.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Income Taxes.  The Company computes income taxes using the asset and liability method, whereby deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities and for operating loss and tax credit carryforwards. Under this method, changes in tax rates and laws are recognized in income in the period such changes are enacted. Valuation allowances are determined based on an assessment of positive and negative evidence on a jurisdiction-by-jurisdiction basis and are utilized to reduce deferred tax assets to the amount more likely than not to be realized. The Company recognizes the effect of income tax positions only if those positions have a probability of more likely than not of being sustained in an audit. Recognized income tax positions are measured at the largest amount that has greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to uncertain tax positions within income tax expense. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.
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
Foreign Currency Translation.  The financial statements of subsidiaries located outside of the United States are measured using the currency of the primary economic environment in which they operate as their functional currency. When translating into U.S. dollars, income and expense items are translated at period average exchange rates and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Translation adjustments resulting from translating the functional currency into U.S. dollars are deferred as a component of accumulated other comprehensive income (loss) (“AOCI”) in the consolidated balance sheets.
Foreign Currency Remeasurement.  The effects of remeasuring monetary assets and liabilities of the Company’s businesses denominated in currencies other than their functional currency are recorded as transaction gains and losses as a component of other expense, net in the consolidated statements of operations. Additionally, gains and losses resulting from transactions denominated in a currency other than the functional currency are recorded as transaction gains and losses as a component of other expense, net in the consolidated statements of operations. During the twelve months ended December 31, 2020 and 2019, net foreign currency transaction gains were $0.9 million and $0.1 million, respectively.
Derivative Financial Instruments.  The Company records all derivative financial instruments at fair value on the balance sheets as either assets or liabilities, and changes in their fair values are immediately recognized in earnings if the derivatives do not qualify as effective hedges. If a derivative is designated as a fair value hedge, then the effective portion of changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged item. If a derivative is designated as a cash flow hedge, then the effective portion of the changes in the fair value of the derivative is recognized as a component of AOCI until the underlying hedged item is recognized in earnings or the forecasted transaction is no longer probable of occurring. When the underlying hedged transaction is realized or the hedged transaction is no longer probable, the gain or loss included in AOCI is reclassified into earnings and reflected in the consolidated statements of operations through the same line item as the underlying hedged item.
The Company formally documents hedging relationships for all derivative transactions and the underlying hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions at the time of transaction.
Fair Value of Financial Instruments.  In accounting for and disclosing the fair value of these instruments, the Company uses the following hierarchy:
▪Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;
▪Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and
▪Level 3 inputs are unobservable inputs for the asset or liability.
Valuation of the Company’s foreign currency forward contracts and cross currency swaps are based on the income approach, which uses observable inputs such as forward currency exchange rates and swap rates. There were no outstanding derivatives contracts at December 31, 2020 and 2019.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Contingencies and Ordinary Course Claims.  In the ordinary course of business, the Company is subject of, or party to, various pending or threatened legal actions and other contingent liability actions, including those arising from alleged defects related to our products, product warranties, recalls, breach of contracts, intellectual property matters, international trade, customs and duties matters, employment-related matters and other litigation. Litigation is always subject to inherent uncertainty and the Company is not able to reasonably predict if any matter will be resolved in a manner that is materially adverse to the Company.
An accrual for potential losses related to these contingencies is established when there is a probable occurrence of loss and the amount can be reasonably estimated. The Company does not record liabilities when the likelihood that a liability has been incurred is probable, but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote. When the Company evaluates matters for accrual and disclosure purposes, management takes into consideration factors such as our historical experience with matters of a similar nature, the specific facts and circumstances asserted and the related jurisdictional legal proceedings, the likelihood that we will prevail, and the severity of any potential loss. We monitor and update our accruals as matters progress over time.
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
Other Comprehensive Income (Loss).  The Company refers to other comprehensive income (loss) as revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to AOCI. Other comprehensive income (loss) is comprised of foreign currency translation adjustments and changes in unrealized gains and losses on forward currency contracts and cross currency swaps.

4. Discontinued Operations
On September 19, 2019, the Company completed the sale of its subsidiaries that comprised APAC to Hayman Pacific BidCo Pty Ltd., an affiliate of Pacific Equity Partners, for $209.6 million in net cash proceeds after payment of transaction costs, in a net debt free sale. The sale resulted in the recognition of a gain of $180.5 million, of which $17.3 million was related to the cumulative translation adjustment that was reclassified to earnings, which is reflected within the income from discontinued operations, net of income taxes line of the consolidated statements of operations.
The Company has classified APAC’s operating results and the gain on the sale as discontinued operations in the accompanying consolidated statements of operations for all periods presented in accordance with ASC 205, “Discontinued Operations.” Prior to the sale, APAC was included as a separate operating segment.
In the first quarter of 2020, the remaining post-closing conditions of the sale were completed, resulting in a true up to net cash proceeds, for which we recognized a loss on sale of discontinued operations of $0.5 million.
The Company’s results from discontinued operations through the date of sale of APAC, September 19, 2019 are as follows:

Twelve Months Ended December 31, 2019
(dollars in thousands)
Net sales	$92,300
Cost of sales	(68,530)
Gross profit	23,770
Selling, general and administrative expenses	(9,580)
Other expense, net	(400)
Interest expense	(310)
Income before income tax expense	13,480
Income tax expense	(4,450)
Gain on sale of discontinued operations	180,490
Income from discontinued operations, net of income taxes	$189,520

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Revenues
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
The Company’s net sales by segments and disaggregated by major sales channel are as follows:

	Twelve Months Ended December 31, 2020
	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Net Sales
Automotive OEM	$77,280	$149,850	$227,130
Automotive OES	8,310	50,290	58,600
Aftermarket	114,750	73,010	187,760
Retail	100,660	—	100,660
Industrial	27,480	1,670	29,150
E-commerce	53,850	1,570	55,420
Other	50	2,460	2,510
Total	$382,380	$278,850	$661,230

	Twelve Months Ended December 31, 2019
	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Net Sales
Automotive OEM	$87,700	$181,490	$269,190
Automotive OES	6,950	58,080	65,030
Aftermarket	96,910	69,370	166,280
Retail	105,970	—	105,970
Industrial	29,390	2,850	32,240
E-commerce	45,750	1,880	47,630
Other	50	4,060	4,110
Total	$372,720	$317,730	$690,450

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Goodwill and Other Intangible Assets
The novel coronavirus (“COVID-19”) pandemic and the related wide-ranging actions taken by international, federal, state, and local public health and governmental authorities to combat the pandemic and spread of COVID-19 in regions across the United States and the world resulted in a temporary decline in the financial performance of the Company, primarily related to the first half of the year, and at the same time pressure on its near-term financial forecasts. Consequently, the Company identified an indicator of impairment on its goodwill and indefinite-lived intangible assets in its Horizon Americas reporting unit and on its indefinite-lived intangible assets in its Horizon Europe-Africa reporting unit in the first quarter of 2020.
As a result of the indicator, the Company performed an interim quantitative impairment assessment of the goodwill recorded for the Horizon Americas reporting unit as of March 31, 2020, by considering the market and income approaches. The results of the quantitative analysis performed indicated the fair value of the reporting unit exceeded the carrying value. Key assumptions used in the analysis were a discount rate of 14.0%, Adjusted EBITDA (as defined below) margin and a terminal growth rate of 3.0%. The primary driver in the reduction of the fair value of the reporting unit was a reduction of expected future cash flows during the remainder of 2020 to reflect the uncertainty surrounding the full impact of the COVID-19 pandemic. Future events and changing market conditions, including operating restrictions may, however, lead the Company to re-evaluate the assumptions that have been used to test for goodwill impairment, including key assumptions used in the expected Adjusted EBITDA margin, cash flows and discount rate, as well as other assumptions with respect to matters outside of the Company’s control, such as currency rates and the aforementioned geographical government shutdowns and operating restrictions.
Adjusted EBITDA is defined as net income attributable to Horizon Global before interest expense, income taxes, depreciation and amortization, and before certain items, as applicable, such as severance, restructuring, relocation and related business disruption costs, impairment of goodwill and other intangibles, non-cash stock compensation, certain product liability and litigation claims, acquisition and integration costs, gains (losses) on business divestitures and other assets, board transition support and non-cash unrealized foreign currency remeasurement costs.
In addition, as a result of the indicator of impairment identified, the Company performed an interim impairment assessment of its indefinite-lived intangible assets as of March 31, 2020 in the Horizon Americas and Horizon Europe‑Africa operating segments. Based on the results of our analyses, the estimated fair values of the trade names exceeded the carrying values. Key assumptions used in the analyses were a discount rate of 14.5% and royalty rates ranging from 0.5% to 1.9%.
The Company performed an annual goodwill impairment test as of October 1, 2020 and 2019, for the Horizon Americas reporting unit. The assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Changes in the carrying amount of goodwill are as follows:

	Horizon Americas	Horizon Europe‑Africa	Total
	(dollars in thousands)
Balances at January 1, 2019	$4,500	$—	$4,500
Foreign currency translation	(150)	—	(150)
Balances at December 31, 2019	4,350	—	4,350
Foreign currency translation	(990)	—	(990)
Balances at December 31, 2020	$3,360	$—	$3,360
The gross carrying amounts and accumulated amortization of the Company’s other intangible assets are as follows:

	December 31, 2020
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships, 2 - 20 years	$166,420	$(135,140)	$31,280
Technology and other, 3 - 15 years	22,250	(16,710)	5,540
Trademark/Trade names, 1 - 8 years	150	(150)	—
Total finite-lived intangible assets	188,820	(152,000)	36,820
Trademark/Trade names, indefinite-lived	21,410	—	21,410
Total other intangible assets	$210,230	$(152,000)	$58,230

	December 31, 2019
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships, 2 - 20 years	$164,150	$(129,310)	$34,840
Technology and other, 3 - 15 years	21,420	(17,260)	4,160
Trademark/Trade names, 1 - 8 years	150	(150)	—
Total finite-lived intangible assets	185,720	(146,720)	39,000
Trademark/Trade names, indefinite-lived	21,120	—	21,120
Total other intangible assets	$206,840	$(146,720)	$60,120
On March 1, 2019, the Company entered into an agreement of sale of certain business assets in its Horizon Europe-Africa operating segment, via a share and asset sale (the “Sale”). Under the terms of the Sale, effective March 1, 2019, the Company disposed of certain non-automotive business assets that operated using the Terwa brand for $5.5 million, which included a $0.5 million note receivable. The Sale resulted in a $3.6 millions loss recorded in other expense, net in the consolidated statements of operations, including a $3.0 million reduction of net intangibles related to customer relationships.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Amortization expense related to other intangible assets as included in the accompanying consolidated statements of operations are as follows:

	Twelve Months Ended December 31,
	2020	2019
	(dollars in thousands)
Technology and other, included in cost of sales	$1,160	$530
Customer relationships, included in selling, general and administrative expenses	5,460	5,220
Total amortization expense	$6,620	$5,750
Estimated amortization expense for the next five fiscal years beginning after December 31, 2020 are as follows:

Twelve Months Ended December 31,	Estimated Amortization Expense
(dollars in thousands)
2021	$4,860
2022	$4,550
2023	$4,280
2024	$4,050
2025	$3,990
The Company performed an annual qualitative indefinite-lived impairment assessment as of October 1, 2020 and 2019. The assessment indicated that it was more likely than not that the fair value of each of the indefinite-lived intangible assets exceeded its respective carrying value. We do not believe there is risk for impairment as of December 31, 2020.
7. Inventories
Inventories consist of the following components:

	December 31,
	2020	2019
	(dollars in thousands)
Finished goods	$58,600	$82,080
Work in process	13,070	12,820
Raw materials	43,650	41,750
Total inventories	$115,320	$136,650

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. Property and Equipment, Net
Property and equipment, net consists of the following components:

	December 31,
	2020	2019
	(dollars in thousands)
Land and land improvements	$520	$470
Buildings	23,040	21,290
Machinery and equipment	134,750	121,740
Total property and equipment	158,310	143,500
Accumulated depreciation	(84,220)	(67,670)
Property and equipment, net	$74,090	$75,830
Depreciation expense as included in the accompanying consolidated statements of operations are as follows:

	Twelve Months Ended December 31,
	2020	2019
	(dollars in thousands)
Depreciation expense, included in cost of sales	$15,210	$13,360
Depreciation expense, included in selling, general and administrative expenses	1,080	2,580
Total depreciation expense	$16,290	$15,940

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Accrued and Other Long-term Liabilities
Accrued liabilities consist of the following components:

	December 31,
	2020	2019
	(dollars in thousands)
Customer incentives	$15,870	$14,270
Accrued compensation	12,130	6,760
Customer claims	6,520	7,540
Short-term tax liabilities	5,570	90
Litigation settlements	1,600	1,110
Accrued professional services	1,510	3,680
Deferred purchase price	1,370	790
Restructuring	650	2,340
Other	13,880	12,270
Total accrued liabilities	$59,100	$48,850
Other long-term liabilities consist of the following components:

	December 31,
	2020	2019
	(dollars in thousands)
Litigation settlements	$2,930	$—
Deferred purchase price	1,650	2,370
Restructuring	1,070	1,600
Long-term tax liabilities	130	340
Other	8,780	9,480
Total other long-term liabilities	$14,560	$13,790

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Long-term Debt
The Company’s long-term debt consists of the following components:

	December 31,
	2020	2019
	(dollars in thousands)
Revolving Credit Facility	$24,230	$—
ABL Facility	—	20,020
Replacement Term Loan	90,210	—
First Lien Term Loan	—	25,210
Second Lien Term Loan	—	56,960
Convertible Notes	125,000	125,000
Paycheck Protection Program Loan	8,670	—
Bank facilities, capital leases and other long-term debt	17,970	13,670
Gross debt	266,080	240,860
Less:
Short-term borrowings and current maturities, long-term debt	14,120	4,310
Gross long-term debt	251,960	236,550
Less:
Unamortized debt issuance costs and original issuance discount on Replacement Term Loan	9,100	—
Unamortized debt issuance costs and original issuance discount on First Lien Term Loan	—	700
Unamortized debt issuance costs and discount on Second Lien Term Loan	—	12,730
Unamortized debt issuance costs and discount on Convertible Notes	11,470	18,070
Unamortized debt issuance costs and discount	20,570	31,500
Long-term debt	$231,390	$205,050
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
The ABL Facility consisted of (i) a U.S. sub-facility, in an aggregate principal amount of up to $85.0 million (subject to availability under a US-specific borrowing base), (ii) a Canadian sub-facility, in an aggregate principal amount of up to $2.0 million (subject to availability under a Canadian-specific borrowing base), and (iii) a UK sub-facility in an aggregate principal amount of up to $3.0 million (subject to availability under a UK-specific borrowing base).
In March 2020, the Company paid in full all outstanding debt incurred under the ABL Facility, which the Company accounted for as a debt extinguishment in accordance with guidance in ASC 405-20, “Extinguishment of Liabilities.” As a result of the debt extinguishment, during the twelve months ended December 31, 2020, the Company recognized $0.8 million of unamortized debt issuance costs in interest expense and $0.6 million of additional costs in selling, general and administrative expenses in the accompanying consolidated statements of operations, in accordance with ASC 470-50, “Modifications and Extinguishments” (“ASC 470-50”).
During the twelve months ended December 31, 2020 and 2019, the Company recognized $0.4 million and $1.6 million for amortization of debt issuance costs, respectively, in the accompanying consolidated statements of operations.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2020 and 2019, the Company had no and $7.7 million of letters of credit issued and outstanding under the ABL Facility. The letters of credit were collateralized with a line block on the ABL Facility. During the twelve months ended December 31, 2020, certain letters of credit were reissued under the Revolving Credit Facility, as defined below, with a total of $3.1 million issued and outstanding as of December 31, 2020, with no cash collateral requirement. Other letters of credit were reissued under the Revolving Credit Facility, with a cash collateral requirement, with a total of $4.9 million as of December 31, 2020. The cash collateral requirement is 105% of the outstanding letters of credit, for a total amount of $5.1 million as of December 31, 2020. Cash collateral is presented in restricted cash in the accompanying consolidated balance sheets.
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
The interest on the loans under the Loan Agreement is payable in cash at the interest rate of LIBOR plus 4.00% per annum, subject to a 1.00% LIBOR floor, provided that if for any reason the loans are converted to base rate loans, interest will be paid in cash at the customary base rate plus a margin of 3.00% per annum. All interest, fees, and other monetary obligations due may, in Encina’s discretion but upon prior notice to the ABL Borrowers, be charged to the loan account and thereafter be deemed to be part of the Revolving Credit Facility subject to the same interest rate. There are no amortization payments required under the Loan Agreement. Borrowings under the Loan Agreement mature on the earlier of: (i) March 13, 2023 and (ii) 90 days prior to the maturity of the Company’s Replacement Term Loan, as defined below, as may be in effect from time to time, unless earlier terminated. As a result of the 2020 Replacement Term Loan Amendment, as defined below, the maturity of all borrowings under the Revolving Credit Facility were extended to fiscal year 2022 and are presented in gross long-term debt in the accompanying consolidated balance sheets as of December 31, 2020. All of the indebtedness under the Loan Agreement is and will be guaranteed by the Company and certain of the Company’s existing and future North American subsidiaries and is and will be secured by substantially all of the assets of the Company, such other guarantors, and the ABL Borrowers.
The Loan Agreement also contains a financial covenant that stipulates the ABL Borrowers and guarantors under the Loan Agreement will not make Capital Expenditures (as defined in the Loan Agreement) exceeding $30.0 million during any fiscal year.
Debt issuance costs of $2.3 million were incurred in connection with the Loan Agreement. These debt issuance costs will be amortized into interest expense over the contractual term of the Loan Agreement. During the twelve months ended December 31, 2020, the Company recognized $1.2 million for amortization of debt issuance costs in the accompanying consolidated statements of operations. As of December 31, 2020, there was $1.1 million of unamortized debt issuance costs included in other assets in the accompanying consolidated balance sheets.
As of December 31, 2020, there was $24.2 million outstanding under the Revolving Credit Facility and as of December 31, 2019, there was $20.0 million outstanding under the ABL Facility, with a weighted average interest rate of 5.0% and 5.5%, respectively. As of December 31, 2020, the Company had $38.4 million of availability under the Revolving Credit Facility and as of December 31, 2019, the Company had $33.1 million of availability under the ABL Facility.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
First Lien Term Loan Agreement
On June 30, 2015, the Company entered into a credit agreement among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A. (the “Term Loan Agreement”) under which the Company borrowed an aggregate of $200.0 million (the “Original Term B Loan”). The Term Loan Agreement has been subsequently amended and restated on several occasions and is collectively referred to as the “First Lien Term Loan Agreement.” The Original Term B Loan has also been subsequently amended on several occasions and is collectively referred to as the “First Lien Term Loan.” In conjunction with the entry into the Revolving Credit Facility referenced above, Cortland Capital Markets Services LLC served as administrative agent and collateral agent for the First Lien Term Loan.
In July 2018, the Company entered into the Fourth Amendment to the Term Loan Agreement which provided for additional borrowings of $50.0 million (the “2018 Incremental Term Loan”; the 2017 Replacement Term Loan, as increased by the 2018 Incremental Term Loan, the “2018 Term B Loan”). Interest on borrowings under the 2018 Term B Loan was payable at LIBOR, with a 1.0% floor, plus 6.0% per annum.
In February 2019, the Company amended and restated the existing 2018 Term Loan Agreement (the “First Lien Term Loan Agreement”) to permit the Company to enter into the Senior Term Loan Agreement and tightened certain indebtedness, asset sale, investment and restricted payment baskets.
In March 2019, the Company amended the existing term loan agreement (“Sixth Term Amendment”) to permit the Company to enter into the Second Lien Term Loan Agreement, as well as amended the interest rate on the First Lien Term Loan Agreement to add 3.0% paid-in-kind (“PIK”) interest in addition to the existing cash interest.
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
During the twelve months ended December 31, 2019, the Company recognized $8.7 million of unamortized debt issuance costs in interest expense in the accompanying consolidated statements of operations, in accordance with ASC 470-50, due to the extinguishment of debt for certain lenders in the loan syndicate in connection with various amendments to the First Lien Term Loan Agreement occurring during 2019. During the twelve months ended December 31, 2019, the Company also recognized $0.7 million of additional costs in selling, general and administrative expenses in the accompanying consolidated statements of operations, in accordance with ASC 470-50.
In May 2020, the Company entered into an amendment, limited waiver and consent (the “Tenth Term Amendment”) with an effective date of April 1, 2020, to amend the First Lien Term Loan Agreement and to consent to the Company’s entering into, among other things, the PPP Loan and French Loan, each as defined and described below.
As a result of the Replacement Term Loan Amendment, as defined and described below, the outstanding balance and any accrued interest has been replaced by the Replacement Term Loan, as defined and described below.
During the twelve months ended December 31, 2020 and 2019, the Company recognized $0.2 million and $2.8 million, respectively, of amortization of debt issuance and discount costs, in the accompanying consolidated statements of operations.
During the twelve months ended December 31, 2020 and 2019, the Company recognized $0.4 million and $3.2 million, respectively, of PIK interest, on the First Lien Term Loan. As of December 31, 2020 and 2019, the Company had no and $25.2 million, respectively, of aggregate principal amount outstanding, and as of December 31, 2019, bearing cash interest at 8.1% under the First Lien Term Loan.
As of December 31, 2019, the Company’s First Lien Term Loan traded at 97.8% of par value. The valuation of the First Lien Term Loan was determined based on Level 2 inputs under the fair value hierarchy.

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
The Senior Term Loan Agreement required the Company to obtain additional financing in amounts and on terms acceptable to the lenders. The Senior Term Loan Agreement was repaid on March 15, 2019, in conjunction with the additional financing further detailed below. During the twelve months ended December 31, 2019, the Company incurred debt issuance costs of $0.5 million in connection with the Senior Term Loan Agreement, which were recorded to selling, general and administrative expenses in the accompanying consolidated statements of operations.
Second Lien Term Loan Agreement
In March 2019, the Company entered into a credit agreement (the “Second Lien Term Loan Agreement”) with Cortland Capital Markets Services LLC, as administrative agent and collateral agent, and Corre Partners Management L.L.C., as representative of the lenders, and the lenders party thereto. The Second Lien Term Loan Agreement provided for a term loan facility in the aggregate principal amount of $51.0 million. The proceeds, net of applicable fees, of the Second Lien Term Loan Agreement were used to repay all amounts outstanding under the Senior Term Loan Agreement and to provide additional liquidity and working capital for the Company. Interest on borrowings under the Second Lien Term Loan Agreement Loan was payable in-kind at the customary eurocurrency rate plus a margin of 11.5%. The Second Lien Term Loan Agreement was secured by a second lien on substantially the same collateral as the First Lien Term Loan, bearing an interest rate of LIBOR plus 11.5% payable in-kind through an increase in principal balance.
In September 2019, the Company amended the Second Lien Term Loan Agreement (“Second Lien Amendment”) to remove the prepayment requirement related to the use of APAC sale proceeds and made certain negative covenants less restrictive.
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
In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”), the (i) Second Lien Term Loan; (ii) Series A Preferred Stock, and (iii) warrants are all freestanding instruments and proceeds were allocated to each instrument on March 15, 2019 on a relative fair value basis: (i) $40.3 million; (ii) $5.3 million and (iii) $5.4 million, respectively.
The Series A Preferred Stock was not within the scope of ASC 480 and did not meet the criteria for liability classification. The Series A Preferred Stock was classified as temporary equity as of March 31, 2019, as the Series A Preferred Stock was entitled to receive two times its liquidation value in cash upon occurrence of a liquidation or deemed liquidation event, which is outside the control of the Company. After receipt of shareholder approval at the Company’s annual meeting of shareholders on June 25, 2019, the 90,667 shares of Series A Preferred Stock were automatically converted into warrants to purchase 2,952,248 shares of common stock and $5.3 million was reclassified to common stock warrants within shareholders’ equity in the Company’s consolidated balance sheets. The warrants also do not meet the criteria for liability classification under ASC 480. However, the warrants meet the definition of a derivative under ASC 815, and are determined to be indexed to the Company’s common stock and meet the requirements for equity classification pursuant to ASC 815-40, “Derivatives and Hedging-Contracts in Entity’s Own Equity” (“ASC 815-40”).
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

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In May 2020, the Company entered into an amendment, limited waiver and consent (the “Second Lien Third Amendment”), with an effective date of April 1, 2020, to amend the Second Lien Term Loan Agreement and to consent to the Company’s entering into, among other things, the PPP Loan and French Loan, each as defined and described below.
Debt issuance costs of $3.8 million and original issuance discount of $1.0 million were incurred in connection with entry into the Second Lien Term Loan Agreement.
As a result of the Replacement Term Loan Amendment, as defined and described below, the outstanding balance and any accrued interest has been replaced by the Replacement Term Loan, as defined and described below.
During the twelve months ended December 31, 2020 and 2019, the Company recognized $2.7 million and $2.8 million, respectively, for amortization of debt issuance and discount costs, in the accompanying consolidated statements of operations.
During the twelve months ended December 31, 2020 and 2019, the Company recognized $3.4 million and $6.5 million, respectively, of PIK interest on its Second Lien Term Loan. As of December 31, 2020 and 2019, the Company had no and $57.0 million, respectively, of aggregate principal amount outstanding, and as of December 31, 2019 bearing interest at 13.3% under the Second Lien Term Loan.
The Company’s Second Lien Term Loan had a fair value of $46.0 million as of December 31, 2019. The valuation of the Second Lien Term Loan was determined based on Level 2 inputs under the fair value hierarchy.
Replacement Term Loan
On July 6, 2020, the Company entered into the Replacement Term Loan Amendment (the “Eleventh Term Amendment”) to amend the Term Loan Agreement. The Eleventh Term Amendment provided replacement term loans (the “Replacement Term Loan”) that refinanced and replaced the outstanding balances under the First Lien Term Loan Agreement and Second Lien Term Loan Agreement, plus any accrued interest thereon. The remaining unamortized debt issuance and original issuance discount costs related to the First Lien Term Loan Agreement and Second Lien Term Loan Agreement will be amortized into interest expense over the contractual term of the Replacement Term Loan using the effective interest method.
The interest on the Replacement Term Loan was LIBOR plus 10.75% per annum, subject to a 1.00% LIBOR floor, of which 4.00% was payable in cash and the remainder of which was PIK interest (provided that the Company may elect on not more than one occasion to pay all interest as PIK interest). Borrowings under the Eleventh Term Amendment were to mature on the earlier of: (i) June 30, 2022 and (ii) April 1, 2022 if the Convertible Notes, as defined below, were not repaid or otherwise discharged prior to such date. Additionally, the Eleventh Term Amendment provided for a 1.00% PIK closing fee, which was added to the principal amount of the Replacement Term Loan on the closing date; provided for a prepayment penalty on the entire principal amount of the Replacement Term Loan in an amount equal to 3.0% of the aggregate principal amount prepaid prior to December 31, 2021; and amended the fixed charge coverage ratio covenant beginning with the fiscal quarter ending June 30, 2021, as follows:
•June 30, 2021: 1.10 to 1.00
•September 30, 2021: 1.25 to 1.00
•December 31. 2021 and each fiscal quarter ending thereafter: 1.40 to 1.00
During the twelve months ended December 31, 2020, the Company recognized $0.2 million of additional costs in selling, general and administrative expense in the accompanying consolidated statements of operations, in accordance with ASC 470-50.
As of December 31, 2020, the Company had total unamortized debt issuance and discount costs of $9.1 million, all of which are recorded as a reduction of the long-term debt balance on the Company’s accompanying consolidated balance sheets. During the twelve months ended December 31, 2020, the Company recognized $2.3 million for amortization of debt issuance and discount costs in the accompanying consolidated statements of operations.
As of December 31, 2020, the Company had $90.2 million of aggregate principal amount outstanding under the Replacement Term Loan. The Company made a one-time election to pay all interest as PIK interest on the first interest payment date. As a result of this election, during the twelve months ended December 31, 2020 the Company recognized $4.3 million of PIK interest.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
All of the indebtedness under the Replacement Term Loan is guaranteed by the Company’s existing and future material domestic subsidiaries and is be secured by substantially all of the assets of the Company and such guarantors.
As of December 31, 2020, the Company’s Replacement Term Loan traded at 103.6%. The valuation of the Replacement Term Loan was determined based on Level 2 inputs under the fair value hierarchy.
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
The Convertible Notes are convertible at the option of the holder (i) during any calendar quarter beginning after March 31, 2017, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of such period was less than 98% of the product of the last reported sale price of the Company’s common stock $1,000 and the conversion rate on each such trading day; (iii) upon the occurrence of specified corporate events; and (iv) on or after January 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date. During the fourth quarter of 2020, no conditions allowing holders of the Convertible Notes to convert have been met. Therefore, the Convertible Notes were not convertible during the fourth quarter of 2020 and are classified as long-term debt. Should conditions allowing holders of the Convertible Notes to convert be met in a future quarter, the Convertible Notes will be convertible at their holders’ option during the immediately following quarter. As of December 31, 2020, the if-converted value of the Convertible Notes did not exceed the principal value of those Convertible Notes.
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
The Company allocated offering costs of $3.9 million to the debt and equity components in proportion to the allocation of proceeds to the components, treating them as debt issuance costs and equity issuance costs, respectively. The debt issuance costs of $2.9 million are being amortized as additional non-cash interest expense using the effective interest method over the contractual term of the Convertible Notes. The Company presents debt issuance costs as a direct deduction from the carrying value of the liability component. The carrying value of the liability component at December 31, 2020 and 2019, was $113.5 million and $106.9 million, respectively, including total unamortized debt discount and debt issuance costs of $11.5 million and $18.1 million. The $1.0 million portion of offering costs allocated to equity issuance costs was charged to paid-in capital. The carrying amount of the equity component was $20.0 million at December 31, 2020 and 2019, respectively, net of issuance costs and taxes.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Interest expense recognized relating to the contractual interest coupon, amortization of debt discount and amortization of debt issuance costs on the Convertible Notes included in the accompanying consolidated statements of operations are as follows:

	Twelve Months Ended December 31,
	2020	2019
	(dollars in thousands)
Contractual interest coupon on convertible debt	$3,457	$3,490
Amortization of debt issuance costs	$530	$530
Amortization of "equity discount" related to debt	$6,071	$5,590
The estimated fair value of the Convertible Notes based on a market approach as of December 31, 2020 and 2019 was $113.3 million and $100.0 million, respectively, which both represent a Level 2 valuation. The estimated fair value was determined based on the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on the last business day of the period.
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
In connection with the issuance of the Convertible Notes, the Company also sold net-share-settled warrants (the “Warrants”) in privately negotiated transactions with the option counterparties for the purchase of up to 5,005,000 shares of its common stock at a strike price of $29.60 per share, for total proceeds of $21.5 million before the allocation of $0.5 million of issuance costs. The Company also recorded the Warrants within shareholders’ equity in accordance with ASC 815-40. The Warrants have customary anti-dilution provisions similar to the Convertible Notes. As a result of the issuance of the Warrants, the Company will experience dilution to its diluted earnings per share if its average closing stock price exceeds $29.60 for any fiscal quarter. The Warrants expire on various dates from October 2022 through February 2023 and must be net-settled in shares of the Company’s common stock. Therefore, upon exercise of the Warrants, the Company will issue shares of its common stock to the purchasers of the Warrants that represent the value by which the price of the common stock exceeds the strike price stipulated within the particular warrant agreement.
Paycheck Protection Program Loan
In April 2020, Horizon Global Company LLC (the “U.S. Borrower”), a direct U.S.-based subsidiary of the Company, received a loan from PNC Bank, National Association for $8.7 million, pursuant to the Paycheck Protection Program (the “PPP Loan”) under Division A, Title I of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The PPP Loan, which is in the form of a Note dated April 18, 2020 issued by the U.S. Borrower, matures on April 18, 2022. Funds from the PPP Loan may be used for payroll, costs used to continue group health care benefits, rent and utilities. Under the terms of the PPP Loan, certain amounts may be forgiven if they are used for qualifying expenses as described in the CARES Act.
The Company submitted its PPP Loan application in good faith in accordance with the CARES Act and the guidance issued by the Small Business Administration (the “SBA”), including the SBA’s Paycheck Protection Program’s Frequently Asked Questions. During 2020, the Company, in accordance with the final guidance issued by the United States Department of the Treasury (the “Treasury”), met the need and sized based criteria of the program.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In December 2020, the Company filed its application of loan forgiveness with PNC Bank, National Association. The potential loan forgiveness for all or a portion of the PPP Loan is determined, subject to limitations, based on the use of loan proceeds for payment of qualifying expenses over the 24 weeks after the loan proceeds were disbursed. The unforgiven portion of our PPP Loan, if any, is payable monthly over two years at an interest rate of 1.0% per annum. The Company has deferred any interest payments until the Company’s application for forgiveness is completed in accordance with the guidance issued by the SBA and Treasury and the terms of the Company’s PPP Loan. While we currently believe that our use of the loan proceeds will meet the conditions for forgiveness of our PPP Loan, there can be no assurance that forgiveness for any portion of the PPP Loan will be obtained.
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
Covenant and Liquidity Matters
The Company is in compliance with all of its financial covenants as of December 31, 2020.
Long-term Debt Maturities
Future maturities of the face value of long-term debt at December 31, 2020 are as follows:

Future Maturities of Long-Term Debt
(dollars in thousands)
2021	$14,120
2022	242,660
2023	70
2024	70
2025	70
Thereafter	9,090
Total	$266,080
11. Derivative Instruments
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
On October 4, 2016, the Company entered into a cross currency swap arrangement to hedge changes in foreign currency exchange rates. The Company used the cross currency swap to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to a non-functional currency intercompany loan of €110.0 million. The cross currency swap hedged currency exposure between the Euro and the U.S. dollar and matured on January 3, 2019 with a liability of $2.5 million. The Company entered into forward contracts to settle the cross currency swap, which resulted in a $0.9 million offset to the liability. These settlements resulted in a net realized gain reclassified from AOCI of $0.6 million during 2019. The Company made quarterly principal payments of €1.4 million, plus interest at a fixed rate of 5.4% per annum, in exchange for $1.5 million, plus interest at a fixed rate of 7.2% per annum during the term of the cross currency swap arrangement. At inception, the Company designated the cross currency swap as a cash flow hedge. Changes in the currency rate resulted in reclassification of amounts from AOCI to earnings to offset the re-measurement gain or loss on the non-U.S. denominated intercompany loan.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
There were no outstanding derivatives contracts at December 31, 2020 and 2019.
Financial Statement Presentation
The amounts reclassified from AOCI into earnings are as follows:

	Twelve Months Ended December 31, 2019
	Cost of Sales	Interest Expense
	(dollars in thousands)
Total Amounts of Expense Line Items Presented in the Statements of Operations in Which the Effects of Cash Flow Hedges are Recorded	$(594,220)	$(58,270)
Amount of Gain Reclassified from AOCI into Earnings
Derivatives classified as cash flow hedges:
Foreign currency forward contracts	$1,850	$—
Cross currency swap	$—	$900
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
To the extent these programs involve voluntary separations, no liabilities are generally recorded until offers to employees are accepted. If employees are involuntarily terminated, a liability is generally recorded at the communication date. Estimates of restructuring charges are based on information available at the time such charges are recorded. Related charges are recorded in cost of sales and selling, general and administrative expenses in the accompanying consolidated statements of operations.
The Company’s consolidated restructuring liabilities and related activity for each type of exit cost is as follows:

	Employee Costs	Facility Closure and Other Costs	Total
	(dollars in thousands)
Balances at December 31, 2019	$1,830	$2,110	$3,940
Payments and other(a)	(1,830)	(390)	(2,220)
Balances at December 31, 2020	$—	$1,720	$1,720
(a)Other consists primarily of changes in the liability balance due to foreign currency translation and the finalization of employee costs and facility closures.
13. Leases
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
Most leases include one or more options to renew. The exercise of lease renewal options is typically at the Company’s sole discretion; therefore, the majority of renewals to extend the lease terms are not included in the Company’s ROU assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options and when they are reasonably certain of exercise, the Company includes the renewal period in the lease term. The Company combines lease and non-lease components which are accounted for as a single lease component as the Company has elected the practical expedient to group lease and non-lease components for all leases. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Refer to Note 3, Summary of Significant Accounting Policies, for more information.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional cost, cash flow and balance sheet information for the Company’s leases are as follows:

	Twelve Months Ended December 31,
	2020	2019
	(dollars in thousands)
Operating lease cost	$14,970	$18,830
Operating cash flows from operating leases	$16,050	$18,000
ROU assets obtained in exchange for operating lease obligations(a)	$9,940	$56,540
(a) 2019 reflects the impact of adopting ASC 842, “Leases” and is net of $24.2 million of disposals.

	December 31,
	2020	2019
Weighted average remaining lease term (years)	6.0	6.8
Weighted average discount rate	8.4%	8.7%
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
Future maturities of operating lease liabilities at December 31, 2020 are as follows:

Operating Leases
(dollars in thousands)
2021	$16,230
2022	14,050
2023	11,070
2024	8,490
2025	7,970
2026 and thereafter	16,650
Total lease payments	74,460
Less imputed interest	(15,940)
Present value of lease liabilities	$58,520

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. Contingencies
During the fourth quarter of 2018, the Company was notified by two OEM customers of potential claims related to product sold by Horizon Europe‑Africa arising from potentially faulty components provided by a third-party supplier. The claims resulted from the failure of products not functioning to specifications, but the claims did not allege any damage and only sought replacement of the product. The Company performed an assessment of the facts and circumstances for all asserted and unasserted claims and considered all factors including the Company’s recall insurance. The Company recorded a $1.7 million charge for the twelve months ended December 31, 2019.
As of December 31, 2019, the Company had $3.9 million recorded in accrued liabilities for the remaining unpaid settlement obligations and an insurance-related asset of $0.4 million recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets. In the first quarter of 2020, the Company settled its outstanding obligations related to the claim. The Company has no remaining liability or insurance-related asset.
On April 29, 2020, the Company agreed to a settlement (the “Settlement”) related to certain intellectual property infringement claims made against one of the Company’s subsidiaries in its Horizon Europe‑Africa operating segment. The Company settled all historical and future associated claims for $4.4 million to be paid evenly in semi-annual installments on June 30 and December 31 of each year through December 31, 2024. As a result of the Settlement, the Company recorded a $1.5 million charge during the first quarter of 2020 and also recorded $0.5 million of royalties in the accompanying consolidated statements of operations for the twelve months ended December 31, 2020.
As of December 31, 2020, the Company had recorded $0.9 million in prepaid expenses and other current assets and $1.8 million in other assets in the accompanying consolidated balance sheets related to the future royalties to be recognized by the Company over the life of future programs connected to the Settlement. In addition, $1.0 million was recorded in accrued liabilities and $2.9 million in other long-term liabilities in the accompanying consolidated balance sheets related to the remaining semi-annual installment payments to be paid.
15. Earnings (Loss) per Share
Basic earnings (loss) per share is computed using net income (loss) attributable to Horizon Global and the number of weighted average shares outstanding. Diluted earnings (loss) per share is computed using net income (loss) attributable to Horizon Global and the number of weighted average shares outstanding, adjusted to give effect to the assumed exercise of outstanding stock options and warrants, vesting of restricted shares outstanding and conversion of the Convertible Notes, where dilutive to earnings per share.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the numerator and the denominator of basic loss per share attributable to Horizon Global and diluted loss per share attributable to Horizon Global is as follows:

	Twelve Months Ended December 31,
	2020	2019
	(dollars in thousands, except for per share amounts)
Numerator:
Net loss from continuing operations	$(37,480)	$(110,010)
Add: (Loss) income from discontinued operations, net of tax	(500)	189,520
Less: Net loss attributable to noncontrolling interest	(1,420)	(1,240)
Net (loss) income attributable to Horizon Global	$(36,560)	$80,750
Denominator:
Weighted average shares outstanding, basic	25,797,529	25,297,576
Dilutive effect of common stock equivalents	—	—
Weighted average shares outstanding, diluted	25,797,529	25,297,576

Basic (loss) income per share attributable to Horizon Global
Continuing operations	$(1.40)	$(4.30)
Discontinued operations	$(0.02)	$7.49
Total	$(1.42)	$3.19
Diluted (loss) income per share attributable to Horizon Global
Continuing operations	$(1.40)	$(4.30)
Discontinued operations	$(0.02)	$7.49
Total	$(1.42)	$3.19
Due to losses from continuing operations for the twelve months ended December 31, 2020 and 2019, the effect of certain dilutive securities were excluded from the computation of weighted average diluted shares outstanding, as inclusion would have resulted in anti-dilution. A summary of these anti-dilutive common stock equivalents are as follows:

	Twelve Months Ended December 31,
	2020	2019
Number of options	18,961	54,847
Exercise price of options	$9.20 - $11.02	$9.20 - $11.29
Restricted stock units	1,823,573	1,172,228
Convertible Notes	5,005,000	5,005,000
Convertible Notes warrants	5,005,000	5,005,000
Second Lien Term Loan warrants	6,280,251	4,381,411
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

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
On June 19, 2020, the shareholders approved the Horizon Global Corporation 2020 Equity and Incentive Compensation Plan (the “Horizon 2020 Plan”). Horizon employees, non-employee directors and certain consultants participate in the Horizon 2020 Plan. The Horizon 2020 Plan authorizes the Compensation Committee of the Horizon Board of Directors to grant stock options (including “incentive stock options” as defined in Section 422 of the U.S. Internal Revenue Code), appreciation rights, restricted shares, restricted stock units, performance shares, performance stock units, cash incentive awards, dividend equivalents and certain other awards based upon terms and conditions described in the Horizon 2020 Plan. No more than 4.1 million Horizon common shares may be delivered under the Horizon 2020 Plan, plus (A) the total number of shares remaining available for awards under the Horizon 2015 Plan, as described above, as of June 19, 2020, plus (B) the shares that are subject to awards granted under the Horizon 2020 Plan or the Horizon 2015 Plan that are added (or added back, as applicable) to the aggregate number of shares available under the Horizon 2020 Plan pursuant to the share counting rules of the Horizon 2020 Plan. These shares may be shares of original issuance or treasury shares, or a combination of both.
Stock Options
Horizon’s stock option activity is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	37,737	$10.52
Granted	—	—
Exercised	—	—
Canceled, forfeited	(18,776)	10.61
Expired	—	—
Outstanding at December 31, 2020	18,961	$10.43	5.0	$—
As of December 31, 2020, the unrecognized compensation cost related to stock options is immaterial. For the twelve months ended December 31, 2020 and 2019, the stock-based compensation expense recognized by the Company related to stock options was immaterial. There was no aggregate intrinsic value on the outstanding options at December 31, 2020. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
Restricted Shares
During 2020, the Company granted an aggregate of 1,502,072 restricted stock units (“RSUs”) and performance stock units (“PSUs”) to certain key employees and non-employee directors. The total grants consisted of: (i) 284,859 time-based RSUs vesting on a ratable basis on March 3, 2021, March 3, 2022 and March 3, 2023; (ii) 277,228 time-based RSUs vesting on June 24, 2021; (iii) 21,351 time-based RSUs vesting on a ratable basis on April 2, 2021, March 3, 2022 and March 3, 2023 and (iv) 918,634 PSUs that vest on March 3, 2023 (the “2020 PSUs”).
The performance criteria for the 2020 PSUs is based on the Company’s three-year cumulative EBITDA. The grant date fair values for the PSUs and RSUs granted during 2020 are based on the closing trading price of the Company’s common stock on the date of grant.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During 2019, the Company granted an aggregate of 1,950,296 RSUs and PSUs to certain key employees and non-employee directors. The total grants consisted of: (i) 353,592 time-based RSUs that vest on May 15, 2020; (ii) 27,840 time-based RSUs that vest on September 10, 2020; (iii) 245,134 time-based RSUs that vest on September 19, 2020; (iv) 25,000 time-based RSUs that vest on November 13, 2020; (v) 25,000 time-based RSUs that vest on December 9, 2020; (vi) 5,000 time-based RSUs that vest on May 15, 2021; (vii) 411,373 time-based RSUs that vest on March 19, 2022; (viii) 857,357 market-based PSUs (the “2019 PSUs”), of which 757,357 vest on March 19, 2022, with the remaining 100,000 vesting on a ratable basis on September 23, 2020, September 23, 2021 and September 23, 2022.
For the 2019 PSUs, the performance criteria for the market-based PSUs is based on the Company’s total shareholder return (“TSR”) relative to the TSR of the common stock of a pre-defined industry peer group. TSR is measured over a period beginning January 1, 2019 and ending December 31, 2021. TSR is calculated as the Company’s average closing stock price for the 20-trading days at the end of the performance period plus Company dividends, divided by the Company’s average closing stock price for the 20-trading days prior to the start of the performance period. Depending on the performance achieved, the amount of shares earned can vary from 0% of the target award to a maximum of 200% of the target award. The Company estimated the grant-date fair value of the awards subject to a market condition using a Monte Carlo simulation model, using the following weighted-average assumptions: risk-free interest rate of 2.43% and annualized volatility of 84.1%. The grant date fair value of the 2019 PSUs was $3.69.
The grant date fair value of RSUs is expensed over the vesting period. RSU fair values are based on the closing trading price of the Company’s common stock on the date of grant. Changes in the number of RSUs outstanding for the twelve months ended December 31, 2020 are as follows:

	Number of Restricted Stock Units(a)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	1,393,085	$4.30
Granted	1,502,072	2.92
Vested	(639,403)	3.91
Canceled, forfeited	(455,072)	4.90
Outstanding at December 31, 2020	1,800,682	$3.14
(a)Includes PSUs at 100% attainment.
As of December 31, 2020, there was $3.1 million in unrecognized compensation costs related to unvested RSUs that is expected to be recognized over a weighted average period of 2.0 years.
During the twelve months ended December 31, 2020 and 2019, the Company recognized $2.7 million and $2.2 million, respectively, of stock-based compensation expense related to RSUs. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. Shareholders’ Equity
Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock, par value of $0.01 per share. As of December 31, 2020 and 2019, there were no preferred shares outstanding.
Common Stock
The Company is authorized to issue 400,000,000 shares of Horizon Global common stock, par value of 0.01 per share. As of December 31, 2020, there were 27,089,673 shares of common stock issued and 26,403,167 shares of common stock outstanding. As of December 31, 2019, there were 26,073,894 shares of common stock issued and 25,387,388 shares of common stock outstanding.
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
As of December 31, 2020, warrants for 739,111 shares have been exercised on a net basis, resulting in the issuance of 519,206 shares of the Company’s common stock. As of December 31, 2020, warrants to purchase 5,815,039 shares of common stock were issued and remain outstanding. During the twelve months ended December 31, 2020 and 2019, the Company recognized $1.1 million and $0.1 million, respectively, of non-cash transactions in connection with warrants exercised.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Share Repurchase Program
In April 2017, the Board of Directors authorized a share repurchase program of up to 1.5 million shares of the Company’s issued and outstanding common stock during the period beginning on May 5, 2017 (the “Share Repurchase Program”). The Share Repurchase Program provided for share purchases in the open market or otherwise, depending on share price, market conditions and other factors, as determined by the Company. As of December 31, 2020 and 2019, cumulative shares purchased totaled 686,506 at an average purchase price per share of $14.55, excluding commissions. The repurchased shares are presented as treasury stock, at cost, in the accompanying consolidated balance sheets. No shares were repurchased during 2020 or 2019 and the Share Repurchase Program expired on May 5, 2020.
Accumulated Other Comprehensive Income (Loss)
Changes in AOCI attributable to Horizon Global by component, net of tax, for the twelve months ended December 31, 2020 and 2019 are as follows:

	Derivative Instruments	Foreign Currency Translation and Other	Total
	(dollars in thousands)
Balances at January 1, 2019	$1,960	$5,800	$7,760
Net unrealized gains arising during the period(a)	820	1,650	2,470
Less: Net realized gains reclassified to net income(a)	2,760	—	2,760
Amounts reclassified from AOCI(b)	(20)	(17,240)	(17,260)
Net change	(1,960)	(15,590)	(17,550)
Balances at December 31, 2019	$—	$(9,790)	$(9,790)
Net unrealized gains arising during the period	—	3,250	3,250
Net change	—	3,250	3,250
Balances at December 31, 2020	$—	$(6,540)	$(6,540)
(a) There was no income tax impact for derivative instruments during the twelve months ended December 31, 2019. See Note 11, Derivative Instruments, for further details.
(b) Recognition of loss associated with the sale of the Company’s APAC segment. See Note 4, Discontinued Operations, for further details.
18. Segment Information
The Company groups its business into operating segments generally by the region in which sales and manufacturing efforts are focused, which are grouped on the basis of similar product, market and operating factors. Each operating segment has discrete financial information evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance. The Company reports the results of its business in two operating segments: Horizon Americas and Horizon Europe‑Africa. Horizon Americas is comprised of the Company’s North American and South American operations. Horizon Europe‑Africa is comprised of the Company’s European and South African operations. See below for further information regarding the types of products and services provided within each operating segment.
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
Horizon Americas - A market leader in the design, manufacture and distribution of a wide variety of high-quality, custom engineered towing, trailering and cargo management products and related accessories. These products are designed to support automotive OEMs, automotive OESs, aftermarket and retail customers in the agricultural, automotive, construction, industrial, marine, military, recreational vehicle, trailer and utility end markets. Products include brake controllers, cargo management, heavy-duty towing products, jacks and couplers, protection/securing systems, trailer structural and electrical components, tow bars, vehicle roof racks, vehicle trailer hitches and additional accessories.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Horizon Europe‑Africa - With a product offering similar to Horizon Americas, Horizon Europe‑Africa focuses its sales and manufacturing efforts in the Europe and Africa regions of the world.
The Company’s operating segment activity and total assets are as follows:

	Twelve Months Ended December 31,
	2020	2019
	(dollars in thousands)
Net Sales
Horizon Americas	$382,380	$372,720
Horizon Europe‑Africa	278,850	317,730
Total	$661,230	$690,450
Operating Profit (Loss)
Horizon Americas	$27,950	$(10,390)
Horizon Europe‑Africa	(8,390)	(12,100)
Corporate	(26,470)	(34,680)
Total	$(6,910)	$(57,170)
Capital Expenditures
Horizon Americas	$3,670	$6,590
Horizon Europe‑Africa	9,640	3,080
Corporate	—	50
Total	$13,310	$9,720
Depreciation of Property and Equipment and Amortization of Intangibles
Horizon Americas	$8,420	$8,670
Horizon Europe‑Africa	14,280	11,720
Corporate	210	1,300
Total	$22,910	$21,690

	December 31,
	2020	2019
	(dollars in thousands)
Total Assets
Horizon Americas	$212,570	$224,430
Horizon Europe-Africa	206,900	185,810
Corporate	37,020	10,800
Total	$456,490	$421,040

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s net sales and net fixed assets attributed to each subsidiary’s country of domicile are as follows:

	Twelve Months Ended December 31,
	2020	2019
	(dollars in thousands)
Net Sales
Total U.S.	$370,840	$362,690
Non-U.S.
Germany	207,450	209,120
Other Europe	63,470	95,700
Other Americas	11,540	7,000
South Africa	7,930	15,940
Total non-U.S.	290,390	327,760
Total	$661,230	$690,450

	December 31,
	2020	2019
	(dollars in thousands)
Property and equipment, net
Total U.S.	$22,720	$25,650
Non-U.S.
Germany	36,690	36,480
Other Europe	7,940	7,780
South Africa	4,340	3,930
Other Americas	2,400	1,990
Total non-U.S.	51,370	50,180
Total	$74,090	$75,830
During the twelve months ended December 31, 2020 and 2019, external export sales from the U.S. to other countries were $44.8 million and $36.5 million, respectively.
19. Income Taxes
The Company’s loss from continuing operations before income tax, by tax jurisdiction, are as follows:

	Twelve Months Ended December 31,
	2020	2019
	(dollars in thousands)
Domestic	$(22,430)	$(91,100)
Foreign	(16,630)	(29,730)
Loss from continuing operations before income tax	$(39,060)	$(120,830)

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The income tax benefit (expense) are as follows:

	Twelve Months Ended December 31,
	2020	2019
	(dollars in thousands)
Current income tax benefit (expense):
Federal	$770	$(1,660)
State and local	(180)	60
Foreign	(1,070)	5,140
Total current income tax benefit (expense)	(480)	3,540
Deferred income tax benefit (expense):
Federal	170	140
State and local	180	(290)
Foreign	1,710	7,430
Total deferred income tax benefit	2,060	7,280
Income tax benefit	$1,580	$10,820
The components of deferred taxes are as follows:

	December 31,
	2020	2019
	(dollars in thousands)
Deferred tax assets:
Receivables, net	$510	$600
Inventories	2,310	3,750
Disallowed interest deduction	25,690	19,210
Operating lease liabilities	14,660	14,150
Accrued liabilities and other long-term liabilities	8,890	7,970
Tax loss and credit carryforwards	31,570	31,670
Gross deferred tax asset	83,630	77,350
Valuation allowances	(55,180)	(50,370)
Net deferred tax asset	28,450	26,980
Deferred tax liabilities:
Property and equipment, net	(2,090)	(3,190)
Other intangibles, net	(12,270)	(12,790)
Operating lease right-of-use assets	(11,870)	(11,240)
Other	(4,070)	(3,370)
Gross deferred tax liability	(30,300)	(30,590)
Net deferred tax liability	$(1,850)	$(3,610)
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

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In prior years, the Company established valuation allowances against substantially all of its net deferred tax assets of its domestic and certain other foreign jurisdictions. As of December 31, 2020 and 2019, certain foreign jurisdictions were in a three-year cumulative pre-tax loss position; therefore, the Company recorded valuation allowances of $0.5 million and $4.0 million, respectively, against certain of its deferred tax assets. In addition, as of December 31, 2020, the deferred tax assets in certain foreign jurisdictions that previously had recognized a valuation allowance were deemed realizable; therefore, the Company recorded a $2.6 million tax benefit. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
As of December 31, 2020, the Company has recorded deferred tax assets of $42.8 million of federal operating loss carryforward, $59.3 million of various state operating loss carryforwards and $72.1 million of various foreign operating loss carryforwards. The federal loss carryforward has an indefinite carryforward period, the majority of the state tax loss carryforwards expire between 2028 through 2038, however, certain states now have indefinite carryforward periods. In addition, the majority of foreign losses have indefinite carryforward periods. A significant amount of the deferred tax assets discussed above are offset by a corresponding valuation allowance within the jurisdiction to which the deferred tax assets relate.
A reconciliation of the Company’s provision for income taxes to income tax benefit computed at the U.S. federal statutory rate is as follows:

	Twelve Months Ended December 31,
	2020	2019
	(dollars in thousands)
U.S. federal statutory rate	21%	21%
Tax at U.S. federal statutory rate	$8,210	$25,370
State and local taxes, net of federal tax benefit	1,390	3,370
Differences in statutory foreign tax rates	2,810	4,310
Uncertain tax positions	(20)	6,620
Tax credits	250	(4,460)
Net change in valuation allowance	(4,030)	(24,970)
Restructuring charges	(5,030)	950
Transition tax	700	(1,740)
Other, net	(2,700)	1,370
Income tax benefit	$1,580	$10,820
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
Uncertain Tax Positions
As of December 31, 2020 and 2019, the Company had $0.2 million and $0.2 million, respectively, of uncertain tax positions (“UTPs”). If the UTPs were recognized, the impact to the Company’s effective tax rate would be to increase reported income tax benefit for the twelve months ended December 31, 2020 and 2019, by $0.2 million and $0.2 million, respectively.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the change in the UTPs as of December 31, 2020 and 2019 is as follows:

Uncertain Tax Positions
(dollars in thousands)
Balances at January 1, 2019	$5,660
Tax positions related to current year:
Additions	—
Reductions	—
Tax positions related to prior years:
Additions	20
Reductions	(4,970)
Settlements	—
Lapses in the statutes of limitations	(400)
Cumulative translation adjustment	(100)
Balance at December 31, 2019	$210
Tax positions related to current year:
Additions	—
Reductions	—
Tax positions related to prior years:
Additions	—
Reductions	—
Settlements	—
Lapses in the statutes of limitations	—
Cumulative translation adjustment	10
Balance at December 31, 2020	$220
The Company recognizes interest and penalties on UTPs as income tax expense. During the twelve months ended December 31, 2020 and 2019, the Company recognized no expense and a net benefit of $1.2 million, respectively, related to interest and penalties. As of December 31, 2020 and 2019, the Company had a liability of $0.2 million and $0.2 million, respectively, related to interest and penalties.
During the twelve months ended December 31, 2020 and 2019, the change in UTPs and liabilities for interest and penalties primarily relates foreign currency translation during 2020 and the expiration of statutes of limitations and resolution of income tax examinations in certain jurisdictions during 2019.
Management monitors changes in tax statutes and regulations and the issuance of judicial decisions to determine the potential impact to UTPs. As of December 31, 2020, the Company estimated $0.1 million of UTPs are expected to be released in the next twelve months.
Income tax returns are filed in multiple domestic and foreign jurisdictions, which are subject to examinations by taxing authorities. As of December 31, 2020, the Company is subject to U.S. federal tax examination for tax years 2017 through 2020. The Company is subject to state, local, and foreign income tax examinations for tax years 2013 through 2020. The Company’s German jurisdiction is subject to German federal tax examination for tax years 2017 through 2020. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next twelve months we may reach resolution of income tax examinations in one or more foreign jurisdictions. The Company does not believe that the results of these examinations will have a significant impact on the Company’s tax position or its effective tax rate.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Matters
On March 27, 2020, the United States enacted the CARES Act to provide certain relief due to the COVID-19 pandemic. The CARES Act, among other things, includes various income and payroll tax provisions. The CARES Act did not have a significant impact our consolidated financial statements and income tax provision based on the Company’s existing domestic valuation allowance and historical operating performance. Additionally, on December 27, 2020, the United States passed additional legislation that clarifies expenses paid with the proceeds of a PPP loan that is forgiven are considered to be deductible. The Company expects its expenses paid with proceeds of its PPP Loan to be deductible, to the extent the PPP Loan is forgiven. See Note 10, Long-term Debt, for additional information on the Company’s PPP Loan.
20. Other Expense, Net
Other expense, net consists of the following components:

	Twelve Months Ended December 31,
	2020	2019
	(dollars in thousands)
Customer pay discounts	$(1,410)	$(1,510)
Foreign currency gain	910	50
Loss on sale of business	—	(3,630)
Other	30	(300)
Total	$(470)	$(5,390)
21. Subsequent Events
Senior Term Loan Credit Agreement
On February 2, 2021, the Company entered into a credit agreement (the “Senior Term Loan Credit Agreement”) with Atlantic Park Strategic Capital Fund, L.P. (“Atlantic Park”), as administrative agent and collateral agent, and the lenders party thereto (collectively, the “Lenders”). The Senior Term Loan Credit Agreement provides for an initial term loan facility in the aggregate principal amount of $100.0 million, all of which has been borrowed by the Company, and a delayed draw term loan facility in the aggregate principal amount of up to $125.0 million, which may be drawn by the Company in up to three separate borrowings through June 30, 2022. A ticking fee of 25 basis points per annum will accrue on the undrawn portion of the delayed draw term loan facility.
The proceeds received by the Company from the initial borrowings under the Senior Term Loan Credit Agreement were used to repay in full all outstanding debt and accrued interest on the Company’s Replacement Term Loan. As a result of the repayment, the credit agreement governing the Company’s Replacement Term Loan has been terminated and is no longer in effect.
Interest on the Senior Term Loan Credit Agreement is payable in cash on a quarterly basis at the interest rate of LIBOR plus 7.50% per annum, subject to a 1.00% LIBOR floor, and is subject to various affirmative and negative covenants, including a secured net leverage ratio tested quarterly, commencing with the fiscal quarter ending March 31, 2023, not to exceed: 6.50 to 1.00. The Senior Term Loan Credit Agreement also contains a financial covenant that stipulates the Company will not make Capital Expenditures (as defined in the Senior Term Loan Credit Agreement) exceeding $27.5 million during any fiscal year. To the extent that the amount of Capital Expenditures is less than $27.5 million in any fiscal year, up to 50% of the difference may be carried forward and used for Capital Expenditures in the immediately succeeding fiscal year.
Following a one-year no-call period, the Senior Term Loan Credit Agreement provides for a 2.5% call premium for years two through five and no premium thereafter. All outstanding borrowings made under the Senior Term Loan Credit Agreement mature on February 2, 2027.
All of the indebtedness under the Senior Term Loan Credit Agreement is and will be guaranteed by the Company’s existing and future United States, Canadian and Mexican subsidiaries and certain other foreign subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Pursuant to the Senior Term Loan Credit Agreement, the Company issued warrants (the “Senior Term Loan Warrants”) to Atlantic Park to purchase in the aggregate up to 3,905,486 shares of the Company’s common stock, with an exercise price of $9.00 per share, subject to adjustment as provided in the Senior Term Loan Warrants. The Senior Term Loan Warrants are exercisable at any time prior to February 2, 2026.
The Company estimates it incurred $11.4 million of debt issuance costs and fees associated with the above transactions. The transactions will be accounted for in the first quarter of 2021.
Additionally, on February 2, 2021, the Company entered into a limited consent of the Loan Agreement for the Company’s Revolving Credit Facility, that among other modifications, consented to the Company’s entering into the Senior Term Loan Credit Agreement.

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
Evaluation of disclosure controls and procedures
As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company’s disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the Company. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. As a result of the COVID-19 pandemic, certain employees of the Company began working remotely in March 2020. Management has taken measures to ensure that our internal control over financial reporting remained effective and were not materially affected during the period. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.
Item 9B.    Other Information
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 regarding our directors and corporate governance matters is incorporated by reference herein to the proxy statement for the Company’s 2021 Annual Meeting of Stockholders (the “Proxy Statement”) sections entitled “Proposal 1 - Election of Directors” and “Corporate Governance.” The information required by Item 10 regarding our executive officers appears as a supplementary item following Item 4 under Part I of this Annual Report on Form 10-K under the title “Information About Our Executive Officers.”
The Spirit and The Letter. Effective as of July 1, 2015, the Board adopted the Company’s code of conduct, titled “The Spirit and The Letter,” that applies to all directors and employees, including the Company’s principal executive officer, principal financial officer, and other persons performing similar executive management functions. The Spirit and The Letter is posted on the Company’s website, www.horizonglobal.com, in the Corporate Governance subsection of the Investor Relations section. All amendments to The Spirit and The Letter, if any, will be also posted on the Company’s website, along with all waivers, if any, of The Spirit and The Letter involving senior officers.
Item 11.    Executive Compensation
The information required by Item 11 is incorporated by reference herein to the Proxy Statement section entitled “Executive Compensation - Compensation Discussion and Analysis.”
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
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference herein to the Proxy Statement section entitled “Transactions with Related Parties.”
Item 14.    Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference herein to the Proxy Statement section entitled “Proposal 2 - Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) Listing of Documents
(1)   Financial Statements
The Company’s consolidated financial statements included in Item 8 hereof, as required at December 31, 2020 and December 31, 2019, and for the periods ended December 31, 2020 and December 31, 2019, consist of the following:
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders’ Equity
Notes to Consolidated Financial Statements
(2)   Financial Statement Schedules
Financial Statement Schedule of the Company appended hereto, as required for the periods ended December 31, 2020, and December 31, 2019, consists of the following:
Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable, not required, or the information is otherwise included in the financial statements or the notes thereto.

(3)   Exhibits
Exhibits Index:

2.1(q)	Share Sale and Purchase Agreement, dated August 16, 2019, by and among certain subsidiaries of Horizon Global Corporation and Hayman Pacific BidCo Pty. Ltd.
3.1(p)	Amended and Restated Certificate of Incorporation of Horizon Global Corporation.
3.2(b)	Amended and Restated By-laws of Horizon Global Corporation.
4.1(i)	Indenture, dated as of February 1, 2017, by and between the Company and Wells Fargo Bank, National Association, as Trustee.
4.2(i)	First Supplemental Indenture, dated as of February 1, 2017, by and between the Company and Wells Fargo Bank, National Association, as Trustee.
4.3(s)	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934.
4.4(n)	Form of Warrant
4.5(n)	Form of Warrant (Relating to Series A Preferred Stock).
4.6(w)	Form of Warrant (Relating to Term Loan Agreement)
10.1(c)	Term Loan Credit Agreement, dated as of June 30, 2015, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative and collateral agent.
10.2(h)
First Amendment, dated as of September 19, 2016, to the Term Loan Credit Agreement, dated as of June 30, 2015, among Horizon Global Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.

10.3(k)
Second Amendment, dated as of January 11, 2017, to the Term Loan Credit Agreement, dated as of June 30, 2015, among Horizon Global Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.

10.4(j)*
2017 Replacement Term Loan Amendment (Third Amendment to Credit Agreement), dated as of March 31, 2017, to the Term Loan Credit Agreement, dated as of June 30, 2015, by and among Horizon Global Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.5(l)
2018 Replacement Term Loan Amendment Agreement (Fourth Amendment to Credit Agreement), dated as of February 16, 2018, among Horizon Global Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.6(m)
Fourth Amendment to Credit Agreement, dated as of July 31, 2018, to the Term Loan Credit Agreement, dated as of June 30, 2015, by and among Horizon Global Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent.

10.7(d)**	Horizon Global Corporation Executive Retirement Plan effective as of July 1, 2015.
10.8(e)**	Horizon Global Corporation Executive Severance/Change of Control Policy effective as of July 1, 2015.
10.9(a)	Form of Indemnification Agreement.
10.10(e)**	Form of Nonqualified Stock Option Agreement - 2015 LTI - under the 2015 Equity and Incentive Compensation Plan.
10.11(e)**	Form of Nonqualified Stock Option Agreement - Special Award - under the 2015 Equity and Incentive Compensation Plan.
10.12(f)**	Form of Restricted Stock Units Award Agreement - CEO Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.13(f)**	Form of Performance Share Units Agreement - Annual Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.14(f)**	Form of Nonqualified Stock Option Agreement - Annual Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.15(g)**	Horizon Global Corporation Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.16(l)**	Form of Restricted Stock Units Agreement - Annual Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.17(l)**	Form of Restricted Stock Units Award Agreement - CEO Award Program - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.

10.18(l)**	Form of Performance Share Units Agreement - Annual Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.19(l)**	Form of Restricted Stock Units Award Agreement - Annual CEC Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.20(l)**	Form of Restricted Stock Units Award Agreement - Annual ELT Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.21(m)**	Form of Restricted Stock Units Award Agreement - Board of Directors Grant - under the Amended and Restated 2015 Equity and Incentive Compensation Plan.
10.22(h)	Investors’ Rights Agreement, dated as of October 4, 2016, by and between the Company and Parcom Deutschland I GmbH & Co. KG.
10.23(i)	Base Call Option Confirmation, dated as of January 26, 2017, by and between the Company and JPMorgan Chase Bank, National Association, London Branch.
10.24(i)	Additional Call Option Confirmation, dated as of January 27, 2017, by and between the Company and JPMorgan Chase Bank, National Association, London Branch.
10.25(i)	Base Warrant Confirmation, dated as of January 26, 2017, by and between the Company and JPMorgan Chase Bank, National Association, London Branch.
10.26(i)	Additional Warrant Confirmation, dated as of January 27, 2017, by and between the Company and JPMorgan Chase Bank, National Association, London Branch.
10.27(i)	Base Call Option Confirmation, dated as of January 26, 2017, by and between the Company and Wells Fargo Bank, National Association.
10.28(i)	Additional Call Option Confirmation, dated as of January 27, 2017, by and between the Company and Wells Fargo Bank, National Association.
10.29(i)	Base Warrant Confirmation, dated as of January 26, 2017, by and between the Company and Wells Fargo Bank, National Association.
10.30(i)	Additional Warrant Confirmation, dated as of January 27, 2017, by and between the Company and Wells Fargo Bank, National Association.
10.31(i)	Base Call Option Confirmation, dated as of January 26, 2017, by and between the Company and Bank of America, N.A.
10.32(i)	Additional Call Option Confirmation, dated as of January 27, 2017, by and between the Company and Bank of America, N.A.
10.33(i)	Base Warrant Confirmation, dated as of January 26, 2017, by and between the Company and Bank of America, N.A.
10.34(i)	Additional Warrant Confirmation, dated as of January 27, 2017, by and between the Company and Bank of America, N.A.
10.35(g)	Updated Exhibit A to Horizon Global Corporation Executive Severance/Change of Control Policy effective as of November 6, 2018.
10.36(o)
Fifth Amendment to Credit Agreement, dated as of February 20, 2019, to the Term Loan Credit Agreement, dated as of June 30, 2015, by and among Horizon Global Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.37(o)
Sixth Amendment to Credit Agreement, dated as of March 15, 2019, to the Term Loan Credit Agreement, dated as of June 30, 2015, by and among Horizon Global Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.38(o)
Seventh Amendment to Credit Agreement, dated as of May 7, 2019, to the Term Loan Credit Agreement, dated as of June 30, 2015, by and among Horizon Global Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.39(p)	Omnibus Consent, Waiver and Amendment dated as of June 11, 2019 by and among Horizon Global Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
10.40(r)	Consent and Amendment dated September 24, 2019, by and among Horizon Global Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.
10.41(r)	Separation Agreement dated October 2, 2019, between Horizon Global Corporation and Carl S. Bizon.
10.42(r)	Form of Performance Share Units Award Agreement - Signing Grant.

10.43(t)*
Loan and Security Agreement dated March 13, 2020, by and among Horizon Global Americas Inc. and Cequent Towing Products of Canada Ltd., as borrowers, Horizon Global Corporation and Horizon Global Company LLC, as guarantors, the Lenders party thereto and Encina Business Credit, LLC, as Agent.

10.44(t)*
Ninth Amendment to Credit Agreement dated March 13, 2020, by and among Horizon Global Corporation, the financial institutions party thereto, as Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.45(u)
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

10.46(u)
Amendment, Limited Waiver and Consent to Credit Agreement dated May 15, 2020 and deemed effective as of April 1, 2020, by and among Horizon Global Corporation, the financial institutions party thereto, as Lenders, and Cortland Capital Market Services LLC (as successor to JPMorgan Chase Bank, N.A.), as Administrative Agent.

10.47(u)	Horizon Global Corporation 2020 Equity and Incentive Compensation Plan.
10.48(u)	Form of Restricted Stock Units Award Agreement - Board of Directors Grant under the Horizon Global Corporation 2020 Equity and Incentive Stock Plan.
10.49(v)*
2020 Replacement Term Loan Amendment (Eleventh Amendment to Credit Agreement) dated July 6, 2020 by and among Horizon Global Corporation, certain Subsidiaries of Horizon Global Corporation party thereto, as guarantors, Cortland Capital Market Services LLC (as successors to JPMorgan Chase Bank, N.A.), as administrative agent, and the financial institutions party thereto, as lenders.

10.50(v)*
Second Amendment to Loan and Security Agreement dated July 24, 2020, by and among Horizon Global Americas Inc. and Cequent Towing Products of Canada Ltd., as borrowers, Horizon Global Corporation and Horizon Global Company LLC, as guarantors, the lenders party thereto and Encina Business Credit, LLC, as agent for the lenders.

10.51*
Limited Consent and Third Amendment to Loan and Security Agreement dated February 2, 2021, by and among Horizon Global Americas Inc.and Cequent Towing Products of Canada Ltd., as borrowers, Horizon Global Corporation and Horizon Global Company LLC, as guarantors, the lenders party thereto and Encina Business Credit, LLC, as agent for the Lenders.

10.52*
Term Loan Credit Agreement dated February 2, 2021, by and among Horizon Global Corporation, the Lenders party thereto, and Atlantic Park Strategic Capital Fund, L.P., as Administrative Agent and Collateral Agent.

21.1	Horizon Global Corporation Subsidiary List.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document. (not part of filing)
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_________________________

(a)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-1 filed on March 31, 2015 (Reg. No. 333-203138).
(b)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on February 20, 2019 (Reg. No. 001-37427).
(c)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on July 6, 2015 (File No. 001-37427).
(d)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 11, 2015 (File No. 001-37427).
(e)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on November 10, 2015 (File No. 001-37427).
(f)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on May 3, 2016 (File No. 001-37427).
(g)	Incorporated by reference to Exhibits filed with our Annual Report on Form 10-K filed on March 18, 2019 (File No. 001-37427).
(h)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on October 11, 2016 (File No. 001-37427).
(i)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on February 1, 2017 (File No. 001-37427).
(j)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on April 6, 2017 (File No. 001-37427).
(k)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed on March 10, 2017 (File No. 001-37427).
(l)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on May 3, 2018 (File No. 001-37427).
(m)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 7, 2018 (File No. 001-37427).
(n)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on March 18, 2019 (File No. 001-37427).
(o)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on May 9, 2019 (File No. 001-37427).
(p)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 8, 2019 (File No. 001-37427).
(q)	Incorporated by reference to the Exhibit filed with our Current Report on Form 8-K filed on September 25, 2019 (File No. 001-37427).
(r)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on November 12, 2019 (File No. 001-37427).
(s)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed on March 16, 2020 (File No. 001-37427).
(t)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on May 18, 2020 (File No. 001-37427).
(u)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 7, 2020 (File No. 001-37427).
(v)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on November 5, 2020 (File No. 001-37427).
(w)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on February 3, 2021 (File No. 001-37427).
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

HORIZON GLOBAL CORPORATION (Registrant)

		BY:	/s/ TERRENCE G. GOHL
DATE:	March 11, 2021		Name: Terrence G. Gohl Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TERRENCE G. GOHL	President and Chief Executive Officer and Director	March 11, 2021
Terrence G. Gohl	(Principal Executive Officer)

/s/ DENNIS E. RICHARDVILLE	Chief Financial Officer	March 11, 2021
Dennis E. Richardville	(Principal Financial Officer)

/s/ MATTHEW J. MEYER	Chief Accounting Officer	March 11, 2021
Matthew J. Meyer	(Principal Accounting Officer)

/s/ JOHN C. KENNEDY	Chair of the Board of Directors	March 11, 2021
John C. Kennedy

/s/ FREDERICK A. HENDERSON	Director	March 11, 2021
Frederick A. Henderson

/s/ RYAN L. LANGDON	Director	March 11, 2021
Ryan L. Langdon

/s/ BRETT N. MILGRIM	Director	March 11, 2021
Brett N. Milgrim

/s/ DEBRA S. OLER	Director	March 11, 2021
Debra S. Oler

/s/ MARK D. WEBER	Director	March 11, 2021
Mark D. Weber

/s/ HARRY J. WILSON	Director	March 11, 2021
Harry J. Wilson

SCHEDULE II
PURSUANT TO ITEM 15(a)(2)OF FORM 10-K
VALUATION AND QUALIFYING ACCOUNTS FOR THE TWELVE MONTHS ENDED
DECEMBER 31, 2020 AND 2019
(Dollars in thousands)

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	OTHER(1)	DEDUCTIONS(2)	BALANCE AT END OF PERIOD
Allowance for doubtful accounts
Twelve Months Ended December 31, 2020	$3,210	$860	$(10)	$(1,330)	$2,730
Twelve Months Ended December 31, 2019	$4,840	$1,540	$(1,450)	$(1,720)	$3,210
______________
(1) Other adjustments, net.
(2) Deductions, representing uncollectible accounts written-off, less recoveries of amounts written-off in prior years.

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	OTHER(1)	DEDUCTIONS	BALANCE AT END OF PERIOD
Reserve for inventory valuation
Twelve Months Ended December 31, 2020	$17,980	$(4,310)	$10	$(70)	$13,610
Twelve Months Ended December 31, 2019	$13,180	$7,640	$(300)	$(2,540)	$17,980
______________
(1) Primarily relates to other adjustments, net as well as reserves derecognized in conjunction with the sale of the non-automotive business in 2019.

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	OTHER(1)	DEDUCTIONS(2)	BALANCE AT END OF PERIOD
Deferred tax valuation allowance
Twelve Months Ended December 31, 2020	$50,370	$520	$6,910	$(2,620)	$55,180
Twelve Months Ended December 31, 2019	$26,650	$4,040	$19,680	$—	$50,370
______________
(1) Primarily relates to tax benefits that have previously been reserved.
(2) Primarily relates to tax benefits previously reserved deemed realizable.