Form 10-Q
period 2021-03-31
Horizon Global Corp
filed 2021-05-06
CIK 1637655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of May 3, 2021, the number of outstanding shares of the Registrant’s common stock was 27,007,264 shares.

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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to, risks and uncertainties with respect to: the impact of the COVID-19 pandemic on the Company’s business, results of operations, financial condition and liquidity; liabilities and restrictions imposed by the Company’s debt instruments, including the Company’s ability to comply with the applicable financial covenants related thereto; market demand; competitive factors; supply constraints and shipping disruptions; material and energy costs; technology factors; litigation; government and regulatory actions including the impact of any tariffs, quotas, or surcharges; the Company’s accounting policies; future trends; general economic and currency conditions; various conditions specific to the Company’s business and industry; the success of the Company’s action plan, including the actual amount of savings and timing thereof; the success of the Company’s business improvement initiatives in Europe-Africa, including the amount of savings and timing thereof; the Company’s exposure to product liability claims from customers and end users, and the costs associated therewith; factors affecting the Company’s business that are outside of its control, including natural disasters, pandemics, including the current COVID-19 pandemic, accidents and governmental actions; the Company’s ability to maintain compliance with the New York Stock Exchange’s continued listing standards; and other risks that are discussed in Part I, Item 1A, “Risk Factors.” in the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2020. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
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
We disclose important factors that could cause our actual results to differ materially from our expectations implied by our forward-looking statements under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2020. These cautionary statements qualify all forward-looking statements attributed to us or persons acting on our behalf. When we indicate that an event, condition or circumstance could or would have an adverse effect on us, we mean to include effects upon our business, financial and other conditions, results of operations, prospects and ability to service our debt.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited—dollars in thousands)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$24,560	$44,970
Restricted cash	5,700	5,720
Receivables, net	111,870	87,420
Inventories	134,360	115,320
Prepaid expenses and other current assets	12,900	11,510
Total current assets	289,390	264,940
Property and equipment, net	70,720	74,090
Operating lease right-of-use assets	41,480	47,310
Goodwill	3,100	3,360
Other intangibles, net	55,990	58,230
Deferred income taxes	1,230	1,280
Other assets	6,240	7,280
Total assets	$468,150	$456,490
Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings and current maturities, long-term debt	$11,230	$14,120
Accounts payable	113,870	99,520
Short-term operating lease liabilities	11,880	12,180
Accrued liabilities	63,450	59,100
Total current liabilities	200,430	184,920
Gross long-term debt	269,140	251,960
Unamortized debt issuance costs and discount	(33,920)	(20,570)
Long-term debt	235,220	231,390
Deferred income taxes	3,460	3,130
Long-term operating lease liabilities	40,580	46,340
Other long-term liabilities	12,720	14,560
Total liabilities	492,410	480,340
Contingencies (See Note 10)
Shareholders' equity:
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; 27,688,689 shares issued and 27,002,183 outstanding at March 31, 2021, and 27,089,673 shares issued and 26,403,167 outstanding at December 31, 2020	270	260
Common stock warrants issued, outstanding and exercisable for 9,231,146 and 5,815,039 shares of common stock at March 31, 2021 and December 31, 2020, respectively	25,010	9,510
Paid-in capital	168,130	166,610
Treasury stock, at cost: 686,506 shares at March 31, 2021 and December 31, 2020	(10,000)	(10,000)
Accumulated deficit	(193,340)	(178,530)
Accumulated other comprehensive loss	(8,830)	(6,540)
Total Horizon Global shareholders' deficit	(18,760)	(18,690)
Noncontrolling interest	(5,500)	(5,160)
Total shareholders' deficit	(24,260)	(23,850)
Total liabilities and shareholders' equity	$468,150	$456,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited—dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Net sales	$199,190	$163,250
Cost of sales	(158,630)	(137,000)
Gross profit	40,560	26,250
Selling, general and administrative expenses	(33,780)	(32,930)
Operating profit (loss)	6,780	(6,680)
Other expense, net	(2,230)	(1,670)
Loss on debt extinguishment	(11,650)	—
Interest expense	(7,050)	(8,190)
Loss from continuing operations before income tax	(14,150)	(16,540)
Income tax (expense) benefit	(1,000)	10
Net loss from continuing operations	(15,150)	(16,530)
Loss from discontinued operations, net of income tax	—	(500)
Net loss	(15,150)	(17,030)
Less: Net loss attributable to noncontrolling interest	(340)	(290)
Net loss attributable to Horizon Global	$(14,810)	$(16,740)
Net loss per share attributable to Horizon Global:
Basic:
Continuing operations	$(0.55)	$(0.64)
Discontinued operations	—	(0.02)
Total	$(0.55)	$(0.66)
Diluted:
Continuing operations	$(0.55)	$(0.64)
Discontinued operations	—	(0.02)
Total	$(0.55)	$(0.66)
Weighted average common shares outstanding:
Basic	26,743,441	25,393,668
Diluted	26,743,441	25,393,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited—dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(15,150)	$(17,030)
Other comprehensive loss, net of tax:
Foreign currency translation and other	(2,290)	(4,340)
Total other comprehensive loss, net of tax	(2,290)	(4,340)
Total comprehensive loss	(17,440)	(21,370)
Less: Comprehensive loss attributable to noncontrolling interest	(340)	(290)
Comprehensive loss attributable to Horizon Global	$(17,100)	$(21,080)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited—dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(15,150)	$(17,030)
Less: Net loss from discontinued operations	—	(500)
Net loss from continuing operations	(15,150)	(16,530)

Adjustments to reconcile net loss from continuing operations to net cash provided by (used for) operating activities:
Depreciation	4,200	3,490
Amortization of intangible assets	1,300	1,570
Loss on debt extinguishment	11,650	—
Amortization of original issuance discount and debt issuance costs	2,810	4,400
Deferred income taxes	470	(40)
Non-cash compensation expense	860	420
Paid-in-kind interest	650	1,570
Increase in receivables	(26,870)	(15,610)
(Increase) decrease in inventories	(20,950)	15,350
Increase in prepaid expenses and other assets	(940)	(2,060)
Increase in accounts payable and accrued liabilities	23,120	11,550
Other, net	600	1,600
Net cash (used for) provided by operating activities for continuing operations	(18,250)	5,710
Cash Flows from Investing Activities:
Capital expenditures	(3,360)	(4,060)
Net proceeds from disposition of property and equipment	—	70
Net cash used for investing activities for continuing operations	(3,360)	(3,990)
Cash Flows from Financing Activities:
Proceeds from borrowings on credit facilities	1,530	580
Repayments of borrowings on credit facilities	(720)	(630)
Proceeds from Senior Term Loan, net of issuance costs	75,300	—
Repayments of borrowings on Replacement Term Loan, including transaction fees	(94,940)	—
Proceeds from Revolving Credit Facility, net of issuance costs	4,450	54,680
Proceeds from ABL revolving debt, net of issuance costs	—	8,000
Repayments of borrowings on ABL revolving debt	—	(27,920)
Proceeds from issuance of common stock warrants	16,300	—
Proceeds from exercise of common stock warrants	420	—
Other, net	(650)	(60)
Net cash provided by financing activities for continuing operations	1,690	34,650
Discontinued Operations:
Net cash used for discontinued operations	—	(500)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(510)	(230)
Cash, Cash Equivalents and Restricted Cash:
(Decrease) increase for the period	(20,430)	35,640
At beginning of period	50,690	11,770
At end of period	$30,260	$47,410
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,270	$3,150
Cash paid for taxes, net of refunds	$530	$200

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited—dollars in thousands)

	Common Stock	Common Stock Warrants	Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Horizon Global Shareholders' Deficit	Noncontrolling Interest	Total Shareholders' Deficit
Balances at January 1, 2021	$260	$9,510	$166,610	$(10,000)	$(178,530)	$(6,540)	$(18,690)	$(5,160)	$(23,850)
Net loss	—	—	—	—	(14,810)	—	(14,810)	(340)	(15,150)
Other comprehensive loss, net of tax	—	—	—	—	—	(2,290)	(2,290)	—	(2,290)
Shares surrendered upon vesting of employees share based payment awards to cover tax obligations	—	—	(650)	—	—	—	(650)	—	(650)
Non-cash compensation expense	—	—	960	—	—	—	960	—	960
Issuance of common stock warrants	—	16,300	—	—	—	—	16,300	—	16,300
Exercise of common stock warrants	10	(800)	1,210	—	—	—	420	—	420
Balances at March 31, 2021	$270	$25,010	$168,130	$(10,000)	$(193,340)	$(8,830)	$(18,760)	$(5,500)	$(24,260)

	Common Stock	Common Stock Warrants	Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Horizon Global Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Shareholders' Equity (Deficit)
Balances at January 1, 2020	$250	$10,610	$163,240	$(10,000)	$(141,970)	$(9,790)	$12,340	$(3,740)	$8,600
Net loss	—	—	—	—	(16,740)	—	(16,740)	(290)	(17,030)
Other comprehensive loss, net of tax	—	—	—	—	—	(4,340)	(4,340)	—	(4,340)
Shares surrendered upon vesting of employees share based payment awards to cover tax obligations	—	—	(60)	—	—	—	(60)	—	(60)
Non-cash compensation expense	—	—	420	—	—	—	420	—	420
Balances at March 31, 2020	$250	$10,610	$163,600	$(10,000)	$(158,710)	$(14,130)	$(8,380)	$(4,030)	$(12,410)

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. Nature of Operations and Basis of Presentation
Horizon Global Corporation and its consolidated subsidiaries (“Horizon,” “Horizon Global,” “we,” or the “Company”) are a global designer, manufacturer and distributor of a wide variety of high quality, custom-engineered towing, trailering, cargo management and other related accessories. These products are designed to support automotive original equipment manufacturers (“automotive OEMs”) and automotive original equipment servicers (“automotive OESs”) (collectively, “OEs”), aftermarket and retail customers within the agricultural, automotive, construction, horse/livestock, industrial, marine, military, recreational, trailer and utility markets. The Company groups its business into operating segments generally by the region in which sales and manufacturing efforts are focused. The Company’s operating segments are Horizon Americas and Horizon Europe-Africa. See Note 14, Segment Information, for further information on each of the Company’s operating segments.
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2020. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. It is management’s opinion that these condensed consolidated financial statements contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results for the full year.
U.S. GAAP requires us to make certain estimates, judgments, and assumptions. Management believes that the estimates, judgments, and assumptions made when accounting for items and matters such as, but not limited to, the allowance for doubtful accounts, sales incentives, sales returns, impairment assessments, recoverability of long-lived assets, income taxes (including deferred taxes and uncertain tax positions), share-based compensation, the assessment of lower of cost or net realizable value on inventory, useful lives assigned to long-lived assets, and depreciation and amortization, are reasonable based on information available at the time they are made. To the extent there are differences between these estimates and actual results, our consolidated financial statements may be materially affected.

2. New Accounting Pronouncements
New accounting pronouncements not yet adopted
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible instruments by removing certain separation models in Accounting Standards Codification (“ASC”) 470-20, “Debt—Debt with Conversion and Other Options,” (“ASC 470-20”) for convertible instruments. Under ASU 2020-06, the embedded conversion features no longer are separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under ASC 815, “Derivatives and Hedging,” or that do not result in substantial premiums accounted for as paid-in capital. For smaller reporting companies, ASU 2020-06 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2023, with early adoption permitted for fiscal years beginning after December 15, 2020. We are currently assessing the impact of this update on the Company’s condensed consolidated financial statements.
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
Accounting pronouncements recently adopted
There were no new accounting pronouncements adopted during the three months ended March 31, 2021.

3. Revenues
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
The Company’s net sales by segments and disaggregated by major sales channel are as follows:

	Three Months Ended March 31, 2021
	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Net Sales
Automotive OEM	$27,520	$48,560	$76,080
Automotive OES	3,860	16,060	19,920
Aftermarket	31,690	22,420	54,110
Retail	22,580	—	22,580
E-commerce	14,520	1,430	15,950
Industrial	9,660	550	10,210
Other	—	340	340
Total	$109,830	$89,360	$199,190

	Three Months Ended March 31, 2020
	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Net Sales
Automotive OEM	$20,360	$41,400	$61,760
Automotive OES	1,270	12,460	13,730
Aftermarket	26,770	15,710	42,480
Retail	23,570	—	23,570
E-commerce	12,510	430	12,940
Industrial	7,850	320	8,170
Other	40	560	600
Total	$92,370	$70,880	$163,250

4. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill are as follows:

	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Balance at January 1, 2021	$3,360	$—	$3,360
Foreign currency translation	(260)	—	(260)
Balance at March 31, 2021	$3,100	$—	$3,100

The gross carrying amounts and accumulated amortization of the Company’s other intangible assets are as follows:

	March 31, 2021
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships (2 – 20 years)	$164,940	$(135,950)	$28,990
Technology and other (3 – 15 years)	22,800	(16,990)	5,810
Trademark/Trade names (1 – 8 years)	150	(150)	—
Total finite-lived intangible assets	187,890	(153,090)	34,800
Trademark/Trade names, indefinite-lived	21,190	—	21,190
Total other intangible assets	$209,080	$(153,090)	$55,990

	December 31, 2020
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships (2 – 20 years)	$166,420	$(135,140)	$31,280
Technology and other (3 – 15 years)	22,250	(16,710)	5,540
Trademark/Trade names (1 – 8 years)	150	(150)	—
Total finite-lived intangible assets	188,820	(152,000)	36,820
Trademark/Trade names, indefinite-lived	21,410	—	21,410
Total other intangible assets	$210,230	$(152,000)	$58,230

Amortization expense related to other intangible assets as included in the accompanying condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Technology and other, included in cost of sales	$200	$120
Customer relationships, included in selling, general and administrative expenses	1,100	1,450
Total amortization expense	$1,300	$1,570

5. Inventories
Inventories consist of the following components:

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Finished goods	$68,350	$58,600
Work in process	16,210	13,070
Raw materials	49,800	43,650
Total inventories	$134,360	$115,320

6. Property and Equipment, Net
Property and equipment, net consists of the following components:

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Land and land improvements	$500	$520
Buildings	22,510	23,040
Machinery and equipment	134,030	134,750
Total property and equipment	157,040	158,310
Accumulated depreciation	(86,320)	(84,220)
Property and equipment, net	$70,720	$74,090

Depreciation expense as included in the accompanying condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Depreciation expense, included in cost of sales	$3,860	$3,150
Depreciation expense, included in selling, general and administrative expenses	340	340
Total depreciation expense	$4,200	$3,490

7. Accrued and Other Long-term Liabilities
Accrued liabilities consist of the following components:

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Customer incentives	$17,120	$15,870
Accrued compensation	16,530	12,130
Customer claims	6,700	6,520
Short-term tax liabilities	5,260	5,570
Deferred purchase price	1,520	1,370
Litigation settlements	1,390	1,600
Accrued professional services	1,290	1,510
Restructuring	570	650
Other	13,070	13,880
Total accrued liabilities	$63,450	$59,100
Other long-term liabilities consist of the following components:

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Litigation settlements	$2,820	$2,930
Deferred purchase price	1,470	1,650
Long-term tax liabilities	370	130
Restructuring	—	1,070
Other	8,060	8,780
Total other long-term liabilities	$12,720	$14,560

8. Long-term Debt
The Company’s long-term debt consists of the following components:

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Revolving Credit Facility	$28,680	$24,230
Senior Term Loan	100,000	—
Replacement Term Loan	—	90,210
Convertible Notes	125,000	125,000
Paycheck Protection Program Loan	8,670	8,670
Bank facilities, capital leases and other long-term debt	18,020	17,970
Gross debt	280,370	266,080
Less:
Short-term borrowings and current maturities, long-term debt	11,230	14,120
Gross long-term debt	269,140	251,960
Less:
Unamortized debt issuance costs and original issuance discount on Senior Term Loan	24,230	—
Unamortized debt issuance costs and original issuance discount on Replacement Term Loan	—	9,100
Unamortized debt issuance costs and discount on Convertible Notes	9,690	11,470
Unamortized debt issuance costs and discount	33,920	20,570
Long-term debt	$235,220	$231,390
ABL Facility
In December 2015, the Company entered into an Amended and Restated Loan Agreement with certain subsidiaries of the Company party thereto as guarantors, the lenders party thereto and Bank of America, N.A., as agent for the lenders, under which the lenders party thereto agreed to provide the Company and certain of its subsidiaries with a committed asset-based revolving credit facility (the “ABL Facility”) providing for revolving loans up to an aggregate principal amount of $99.0 million.
In March 2020, the Company paid in full all outstanding debt incurred under the ABL Facility, which the Company accounted for as a debt extinguishment in accordance with guidance in ASC 405-20, “Extinguishment of Liabilities”. As a result of the debt extinguishment, during the three months ended March 31, 2020, the Company recognized $0.8 million of unamortized debt issuance costs in interest expense and $0.6 million of additional costs in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations, in accordance with ASC 470-50, “Modifications and Extinguishments” (“ASC 470-50”).
During the three months ended March 31, 2021 and 2020, the Company recognized no amortization of debt issuance costs and $0.4 million of amortization of debt issuance costs, respectively, in the accompanying condensed consolidated statements of operations.
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

The interest on the loans under the Loan Agreement is payable in cash at the interest rate of LIBOR plus 4.00% per annum, subject to a 1.00% LIBOR floor, provided that if for any reason the loans are converted to base rate loans, interest will be paid in cash at the customary base rate plus a margin of 3.00% per annum. All interest, fees, and other monetary obligations due may, in Encina’s discretion but upon prior notice to the ABL Borrowers, be charged to the loan account and thereafter be deemed to be part of the Revolving Credit Facility subject to the same interest rate. There are no amortization payments required under the Loan Agreement. All outstanding borrowings under the Loan Agreement mature on March 13, 2023.
All of the indebtedness under the Loan Agreement is and will be guaranteed by the Company and certain of the Company’s existing and future North American subsidiaries and is and will be secured by substantially all of the assets of the Company, such other guarantors, and the ABL Borrowers.
The Loan Agreement also contains a financial covenant that stipulates the ABL Borrowers and guarantors under the Loan Agreement will not make capital expenditures exceeding $30.0 million during any fiscal year.
Debt issuance costs of $2.3 million were incurred in connection with the Loan Agreement. These debt issuance costs will be amortized into interest expense over the contractual term of the Loan Agreement.
During the three months ended March 31, 2021 and 2020, the Company recognized $0.2 million and $0.2 million of amortization of debt issuance costs, respectively, in the accompanying condensed consolidated statements of operations.
As of March 31, 2021 and December 31, 2020, there was $1.0 million and $1.1 million, respectively, of unamortized debt issuance costs included in other assets in the accompanying condensed consolidated balance sheets.
As of March 31, 2021 and December 31, 2020, there was $28.7 million and $24.2 million outstanding, respectively, under the Revolving Credit Facility with a weighted average interest rate of 5.3% and 5.0%, respectively. As of March 31, 2021 and December 31, 2020, the Company had $38.8 million and $38.4 million of availability, respectively, under the Revolving Credit Facility.
As of March 31, 2021 and December 31, 2020, the Company had $2.2 million and $3.1 million, respectively, of letters of credit issued and outstanding, under the Revolving Credit Facility with no cash collateral requirement. As of March 31, 2021 and December 31, 2020, the Company also had $4.9 million of other letters of credit issued and outstanding, under the Revolving Credit Facility with a cash collateral requirement. The cash collateral requirement is 105% of the outstanding letters of credit. As of March 31, 2021 and December 31, 2020, the Company had cash collateral, of $5.1 million. Cash collateral is presented in restricted cash in the accompanying condensed consolidated balance sheets.
In May 2020, the Company entered into amendments, limited waivers and consents in connection with the Loan Agreement, with an effective date of April 1, 2020, that, among other things, consented to the Company’s applying for, obtaining and incurring the PPP Loan and French Loan, each as defined and described below.
On February 2, 2021, the Company entered into a limited consent of the Loan Agreement, that among other modifications, consented to the Company’s entering into the Senior Term Loan Credit Agreement, as defined and described below.
On April 19, 2021, the Company entered into an amendment to the Loan Agreement, that among other modifications, increased the maximum amount of credit available under the Revolving Credit Facility from $75.0 million to $85.0 million.
First Lien Term Loan Agreement
In June 2015, the Company entered into a credit agreement among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A. (the “Term Loan Agreement”) under which the Company borrowed an aggregate of $200.0 million (the “Original Term B Loan”). The Term Loan Agreement has been subsequently amended and restated on several occasions and is collectively referred to as the “First Lien Term Loan Agreement”. The Original Term B Loan has also been subsequently amended on several occasions and is collectively referred to as the “First Lien Term Loan”.
In May 2020, the Company entered into an amendment, limited waiver and consent to credit agreement (the “Tenth Term Amendment”) with an effective date of April 1, 2020, to amend the First Lien Term Loan Agreement and to consent to the Company’s entering into, among other things, the PPP Loan and French Loan, each as defined and described below.
As a result of the Replacement Term Loan Amendment, as defined and described below, the outstanding balance and any accrued interest was replaced by the Replacement Term Loan, as defined and described below.

During the three months ended March 31, 2021 and 2020, the Company recognized no amortization of debt issuance costs and $0.1 million of amortization of debt issuance costs, respectively, in the accompanying condensed consolidated statements of operations.
During the three months ended March 31, 2021 and 2020, the Company recognized no paid-in-kind (“PIK”) interest and $0.2 million of PIK interest, respectively, in the accompanying condensed consolidated statements of operations.
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
As a result of the Replacement Term Loan Amendment, as defined and described below, the outstanding balance and any accrued interest was replaced by the Replacement Term Loan, as defined and described below.
During the three months ended March 31, 2021 and 2020, the Company recognized no amortization of debt issuance costs and $1.2 million of amortization of debt issuance costs, respectively, in the accompanying condensed consolidated statements of operations.
During the three months ended March 31, 2021 and 2020, the Company recognized no PIK interest and $1.4 million of PIK interest, respectively, in the accompanying condensed consolidated statements of operations.
Replacement Term Loan
In July 2020, the Company entered into the Replacement Term Loan Amendment (the “Eleventh Term Amendment”) to amend the Term Loan Agreement. The Eleventh Term Amendment provided replacement term loans (the “Replacement Term Loan”) that refinanced and replaced the outstanding balances under the First Lien Term Loan Agreement and Second Lien Term Loan Agreement, plus any accrued interest thereon.
The interest on the Replacement Term Loan was LIBOR plus 10.75% per annum, subject to a 1.00% LIBOR floor, of which 4.00% was payable in cash and the remainder of which was PIK interest (provided that the Company may elect on not more than one occasion to pay all interest as PIK interest). The Eleventh Amendment provided for a 1.00% PIK closing fee, which was added to the principal amount of the Replacement Term Loan on the closing date and provided for a prepayment penalty on the entire principal amount of the Replacement Term Loan in an amount equal to 3.0% of the aggregate principal amount prepaid prior to December 31, 2021.
In February 2021, the Company entered into the Senior Term Loan Credit Agreement, as defined and described below. The proceeds received from the initial borrowings under the Senior Term Loan Credit Agreement were used to repay in full all outstanding debt and accrued interest on the Company’s Replacement Term Loan. As a result of the repayment, the Term Loan Agreement was terminated and is no longer in effect. During the three months ended March 31, 2021, the Company recognized $11.7 million as loss on debt extinguishment in the accompanying condensed consolidated statements of operations, in accordance with ASC 470-50. Included in the loss was $8.9 million of unamortized debt issuance and others costs and a $2.8 million prepayment penalty.
During the three months ended March 31, 2021 and 2020, the Company recognized $0.4 million amortization of debt issuance costs and no amortization of debt issuance costs, respectively, in the accompanying condensed consolidated statements of operations.
As of December 31, 2020, the Company had total unamortized debt issuance and discount costs of $9.1 million, all of which were recorded as a reduction of the long-term debt balance on the Company’s accompanying condensed consolidated balance sheets.
During the three months ended March 31, 2021 and 2020, the Company recognized $0.7 million of PIK interest and no PIK interest, respectively, in the accompanying condensed consolidated statements of operations.

As of March 31, 2021 and December 31, 2020, the Company had zero and $90.2 million, respectively, of aggregate principal outstanding.
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
Interest on the Senior Term Loan Credit Agreement is payable in cash on a quarterly basis at the interest rate of LIBOR plus 7.50% per annum, subject to a 1.00% LIBOR floor. The Senior Term Loan Credit Agreement includes customary affirmative and negative covenants, including a maximum total net leverage ratio requirement tested quarterly, commencing with the fiscal quarter ending March 31, 2023, not to exceed: 6.50 to 1.00. The Senior Term Loan Credit Agreement also contains a financial covenant that stipulates the Company will not make capital expenditures exceeding $27.5 million during any fiscal year. To the extent that the amount of capital expenditures is less than $27.5 million in any fiscal year, up to 50% of the difference may be carried forward and used for capital expenditures in the immediately succeeding fiscal year.
Following a one-year no-call period, the Senior Term Loan Credit Agreement provides for a 2.5% call premium for years two through five and no premium thereafter. All outstanding borrowings under the Senior Term Loan Credit Agreement mature on February 2, 2027.
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
In accordance with guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging”, the Senior Term Loan Credit Agreement and the Senior Term Loan Warrants are each freestanding instruments and proceeds were allocated to each instrument on a relative fair value basis of $82.4 million and $17.6 million, respectively.
The Senior Term Loan Warrants are not within the scope of ASC 480 and do not meet the criteria for liability classification. However, the Senior Term Loan Warrants are determined to be indexed to the Company’s common stock and meet the requirements for equity classification pursuant to ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity”. The fair value of the Senior Term Loan Warrants was determined to be $17.6 million using an option pricing method and is recorded in common stock warrants in the accompanying condensed consolidated balance sheets.
Debt issuance costs of $5.4 million and original issue discount of $3.0 million were incurred in connection with entry into the Senior Term Loan Credit Agreement. The total costs of $8.4 million were allocated to each instrument on a relative fair value basis. The $7.1 million allocated to the Senior Term Loan Credit Agreement will be amortized into interest expense over the contractual term of the loan using the effective interest method and the $1.3 million allocated to the Senior Term Loan Warrants was recorded as a reduction of equity.
The Company determined the fair value of the Senior Term Loan Credit Agreement using a discount rate build up approach. The debt discount of $17.6 million created by the relative fair value allocation of the equity component is being amortized as additional non-cash interest expense using the effective interest method over the contractual term of the loan. The debt discount is recorded as a reduction of the long-term debt balance in the accompanying condensed consolidated balance sheets.
During the three months ended March 31, 2021, the Company recognized $0.5 million amortization of debt issuance and discount costs in the accompanying condensed consolidated statements of operations.
As of March 31, 2021, the Company had total unamortized debt issuance and discount costs of $24.2 million, all of which were recorded as a reduction of the long-term debt balance on the Company’s accompanying condensed consolidated balance sheets.

As of March 31, 2021, the Company had $100.0 million aggregate principal outstanding.
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
During the first quarter of 2021, no conditions allowing holders of the Convertible Notes to convert have been met. Therefore, the Convertible Notes were not convertible during the first quarter of 2021 and are classified as long-term debt. Should conditions allowing holders of the Convertible Notes to convert be met in a future quarter, the Convertible Notes will be convertible at their holders’ option during the immediately following quarter. As of March 31, 2021, the if-converted value of the Convertible Notes did not exceed the principal value of those Convertible Notes.
Upon conversion by the holders, the Company may elect to settle such conversion in shares of its common stock, cash, or a combination thereof. Because the Company may elect to settle conversion in cash, the Company separated the Convertible Notes into their liability and equity components by allocating the issuance proceeds to each of those components in accordance with ASC 470-20. The Company first determined the fair value of the liability component by estimating the value of a similar liability that does not have an associated equity component. The Company then deducted that amount from the issuance proceeds to arrive at a residual amount, which represents the equity component. The Company accounted for the equity component as a debt discount (with an offset to paid-in capital in excess of par value). The debt discount created by the equity component is being amortized as additional non-cash interest expense using the effective interest method over the contractual term of the Convertible Notes ending on July 1, 2022.
During the three months ended March 31, 2021 and 2020, the Company recognized total interest expense of $2.6 million and $2.5 million, respectively, in the accompanying condensed consolidated statements of operations. The interest expense recognized consists of contractual interest coupon, amortization of debt discount and amortization of debt issuance costs on the Convertible Notes, and is as follows:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Contractual interest coupon on convertible debt	$860	$870
Amortization of debt issuance costs	130	130
Amortization of "equity discount" related to debt	1,650	1,520
Total	$2,640	$2,520

As of March 31, 2021 and December 31, 2020, the Company had total unamortized debt issuance and discount costs of $9.7 million and $11.5 million, respectively, all of which were recorded as a reduction of the long-term debt balance on the Company’s accompanying condensed consolidated balance sheets.
As of March 31, 2021 and December 31, 2020, the Company had $125.0 million and $125.0 million, respectively, of aggregate principal outstanding.

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
The French Loan
In April 2020, S.I.A.R.R. SAS (the “French Borrower”), an indirect subsidiary of the Company, received a loan from BNP Paribas (the “French Loan”) for $5.5 million. On February 17, 2021, the French Borrower entered into an amendment to the French Loan, which under the terms of the amendment, the repayment of the loan was modified to monthly repayments of principal and interest beginning April 2022 through April 2026, from the original maturity of April 9, 2021. In addition, the interest rate on the French Loan was amended to a rate of 1.0% per annum and interest is payable monthly beginning April 2021.
Covenant and Liquidity Matters
The Company is in compliance with all of its financial covenants as of March 31, 2021.

9. Leases
The Company leases certain facilities, automobiles and equipment under non-cancellable operating leases. Our leases have remaining lease terms of one year to eight years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. Leases with an initial term of twelve months or less are not recorded on the condensed consolidated balance sheets; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.
Most leases include one or more options to renew. The exercise of lease renewal options is typically at the Company’s sole discretion; therefore, the majority of renewals to extend the lease terms are not included in the Company’s right-of-use (“ROU”) assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options and when they are reasonably certain of exercise, the Company includes the renewal period in the lease term. The Company combines lease and non-lease components, which are accounted for as a single lease component as the Company has elected the practical expedient to group lease and non-lease components for all leases. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Refer to Note 3, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2020, for more information.
Additional cost, cash flow and balance sheet information for the Company’s leases are as follows:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Operating lease cost	$3,870	$3,600
Operating cash flows from operating leases	$3,360	$4,010
ROU assets obtained in exchange for operating lease obligations	$200	$1,570

	March 31, 2021	December 31, 2020
Weighted average remaining lease term (years)	5.4	6.0
Weighted average discount rate	8.5%	8.4%
10. Contingencies
In April 2020, the Company agreed to a settlement (the “Settlement”) related to certain intellectual property infringement claims made against one of the Company’s subsidiaries in its Horizon Europe-Africa operating segment. The Company settled all historical and future associated claims for $4.4 million to be paid evenly in semi-annual installments on June 30 and December 31 of each year through December 31, 2024. During the three months ended March 31, 2021 and 2020, the Company recorded $0.2 million of royalties and a $1.5 million charge as a result of the Settlement, respectively, in the accompanying condensed consolidated statements of operations.
As of March 31, 2021 and December 31, 2020, the Company had recorded $0.9 million and $0.9 million, respectively, in prepaid expenses and other current assets and $1.6 million and $1.8 million, respectively, in other assets, in the accompanying condensed consolidated balance sheets related to the royalties to be recognized by the Company over the life of future programs connected to the Settlement. In addition, as of March 31, 2021 and December 31, 2020, the Company had $0.9 million and $1.0 million, respectively, in accrued liabilities and $2.8 million and $2.9 million, respectively, in other long-term liabilities, in the accompanying condensed consolidated balance sheets related to the remaining semi-annual installment payments.
11. Earnings (Loss) per Share
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

A reconciliation of the numerator and the denominator of basic loss per share attributable to Horizon Global and diluted loss per share attributable to Horizon Global is as follows:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands, except for per share amounts)
Numerator:
Net loss from continuing operations	$(15,150)	$(16,530)
Add: Loss from discontinued operations, net of tax	—	(500)
Less: Net loss attributable to noncontrolling interest	(340)	(290)
Net loss attributable to Horizon Global	$(14,810)	$(16,740)
Denominator:
Weighted average shares outstanding, basic	26,743,441	25,393,668
Dilutive effect of common stock equivalents	—	—
Weighted average shares outstanding, diluted	26,743,441	25,393,668

Basic loss per share attributable to Horizon Global
Continuing operations	$(0.55)	$(0.64)
Discontinued operations	—	(0.02)
Total	$(0.55)	$(0.66)
Diluted loss per share attributable to Horizon Global
Continuing operations	$(0.55)	$(0.64)
Discontinued operations	—	(0.02)
Total	$(0.55)	$(0.66)
Due to losses from continuing operations for the three months ended March 31, 2021 and 2020, the effect of certain dilutive securities was excluded from the computation of weighted average diluted shares outstanding, as inclusion would have resulted in anti-dilution. A summary of these anti-dilutive common stock equivalents are as follows:

	Three Months Ended March 31,
	2021	2020
Number of options	18,961	18,961
Exercise price of options	$9.20 - $11.02	$9.20 - $11.02
Restricted stock units	1,857,793	1,407,984
Convertible Notes	5,005,000	5,005,000
Convertible Notes warrants	5,005,000	5,005,000
Common stock warrants	7,954,167	6,487,674
For purposes of determining diluted loss per share, the Company has elected a policy to assume that the principal portion of the Convertible Notes, as described in Note 8, Long-term Debt, is settled in cash and the conversion premium is settled in shares. Therefore, the Company has adopted a policy of calculating the diluted loss per share effect of the Convertible Notes using the treasury stock method. As a result, the dilutive effect of the Convertible Notes is limited to the conversion premium, which is reflected in the calculation of diluted loss per share as if it were a freestanding written call option on the Company’s shares. Using the treasury stock method, the warrants issued in connection with the issuance of the Convertible Notes are considered to be dilutive when they are in the money relative to the Company’s average common stock price during the period. The Convertible Note Hedges purchased in connection with the issuance of the Convertible Notes are always considered to be anti-dilutive and therefore do not impact the Company’s calculation of diluted loss per share.

12. Equity Awards
Description of the Plans
In June 2020, the shareholders approved the Horizon Global Corporation 2020 Equity and Incentive Compensation Plan (the “Horizon 2020 Plan”). Horizon employees, non-employee directors and certain consultants participate in the Horizon 2020 Plan. The Horizon 2020 Plan authorizes the Compensation Committee of the Horizon Board of Directors to grant stock options (including “incentive stock options” as defined in Section 422 of the U.S. Internal Revenue Code), appreciation rights, restricted shares, restricted stock units, performance shares, performance stock units, cash incentive awards, dividend equivalents and certain other awards based upon terms and conditions described in the Horizon 2020 Plan. No more than 4.1 million Horizon common shares may be delivered under the Horizon 2020 Plan, plus (A) the total number of shares remaining available for awards under the Horizon 2015 Plan, as defined and described below, as of June 19, 2020, plus (B) the shares that are subject to awards granted under the Horizon 2020 Plan or the Horizon 2015 Plan that are added (or added back, as applicable) to the aggregate number of shares available under the Horizon 2020 Plan pursuant to the share counting rules of the Horizon 2020 Plan. These shares may be shares of original issuance or treasury shares, or a combination of both.
Prior to the Horizon 2020 Plan, employees and non-employee directors participated in the Horizon Global Corporation 2015 Equity and Incentive Compensation Plan (as amended and restated, the “Horizon 2015 Plan”). The Horizon 2015 Plan authorized the Compensation Committee of the Horizon Board of Directors to grant stock options (including “incentive stock options” as defined in Section 422 of the U.S. Internal Revenue Code), restricted shares, restricted stock units, performance shares, performance stock units, cash incentive awards, and certain other awards based on or related to our common stock to Horizon employees and non-employee directors.
Stock Options
Horizon’s stock option activity is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	18,961	$10.43
Granted	—	—
Exercised	—	—
Canceled, forfeited	—	—
Expired	—	—
Outstanding at March 31, 2021	18,961	$10.43	4.7	$—
As of March 31, 2021, there was no unrecognized compensation cost related to stock options. During the three months ended March 31, 2021 and 2020, there was no stock-based compensation expense recognized by the Company related to stock options. As of March 31, 2021, the aggregate intrinsic value of outstanding stock options was immaterial. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.
Restricted Stock Units
During the three months ended March 31, 2021, the Company granted an aggregate of 467,395 restricted stock units (“RSUs”) and performance stock units (“PSUs”) to certain key employees and non-employee directors. The total grants consisted of: (i) 83,482 RSUs that vested during the period, (ii) 153,563 time-based RSUs vesting on a ratable basis on March 1, 2022, March 1, 2023 and March 1, 2024 and (iii) 230,350 PSUs that vest on April 1, 2024.
During 2020, the Company granted an aggregate of 1,502,072 RSUs and PSUs to certain key employees and non-employee directors. The total grants consisted of: (i) 284,859 time-based RSUs vesting on a ratable basis on March 3, 2021, March 3, 2022 and March 3, 2023; (ii) 277,228 time-based RSUs vesting on June 24, 2021; (iii) 21,351 time-based RSUs vesting on a ratable basis on April 2, 2021, March 3, 2022 and March 3, 2023 and (iv) 918,634 PSUs that vest on March 3, 2023.
The performance criteria for the PSUs granted is based on the Company’s three-year cumulative EBITDA. The grant date fair values for the PSUs and RSUs are based on the closing trading price of the Company’s common stock on the date of grant.

The grant date fair value of RSUs is expensed over the vesting period. RSU fair values are based on the closing trading price of the Company’s common stock on the date of grant. Changes in the number of RSUs outstanding for the three months ended March 31, 2021 are as follows:

	Number of Restricted Stock Units(a)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	1,800,682	$3.14
Granted	467,395	8.87
Vested	(212,220)	3.46
Canceled, forfeited	(54,528)	5.50
Outstanding at March 31, 2021	2,001,329	$4.38
(a)Includes PSUs at 100% attainment.
As of March 31, 2021, there was $6.2 million in unrecognized compensation costs related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.5 years.
During the three months ended March 31, 2021 and 2020, the Company recognized $0.9 million and $0.4 million, respectively, of stock-based compensation expense related to RSUs. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

13. Shareholders’ Equity
Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock, par value of $0.01 per share. As of March 31, 2021 and December 31, 2020, there were no preferred shares outstanding.
Common Stock
The Company is authorized to issue 400,000,000 shares of Horizon Global common stock, par value of $0.01 per share. As of March 31, 2021, there were 27,688,689 shares of common stock issued and 27,002,183 shares of common stock outstanding. As of December 31, 2020, there were 27,089,673 shares of common stock issued and 26,403,167 shares of common stock outstanding.
Common Stock Warrants
In March 2019, in connection with the Second Lien Term Loan, the Company became obligated to issue detachable warrants to purchase up to 6.25 million shares of the Company’s common stock, which can be exercised on a cashless basis over a five year term with an exercise price of $1.50 per share.
In February 2021, in connection with the Senior Term Loan Credit Agreement, the Company issued the Senior Term Loan Warrants to purchase up to 3,905,486 shares of the Company’s common stock, which can be exercised on a cashless basis over a five year term with an exercise price of $9.00 per share. See Note 8, Long-term Debt, for additional information.
As of March 31, 2021, warrants to purchase 1,228,490 shares of the Company’s common stock have been exercised, resulting in the issuance of 972,924 shares of the Company’s common stock. As of March 31, 2021, warrants to purchase 9,231,146 shares of the Company’s common stock were issued and remain outstanding. During the three months ended March 31, 2021, a related-party entity, JKI Holdings, LLC, an entity owned by the chair of our board of directors, exercised in full the warrants that it originally received in connection with the March 2019 issuance described above, and paid the exercise price in cash and received 278,283 shares of common stock. During the three months ended March 31, 2021 and 2020, the Company recognized $0.3 million and $0.1 million, respectively, of non-cash transactions in connection with warrants exercised.
Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The change in AOCI attributable to Horizon Global by component, net of tax, for the three months ended March 31, 2021 is as follows:

Foreign Currency Translation and Other
(dollars in thousands)
Balance at January 1, 2021	$(6,540)
Net unrealized losses arising during the period	(2,290)
Net change	(2,290)
Balance at March 31, 2021	$(8,830)
The change in AOCI attributable to Horizon Global by component, net of tax, for the three months ended March 31, 2020 is as follows:

Foreign Currency Translation and Other
(dollars in thousands)
Balance at January 1, 2020	$(9,790)
Net unrealized losses arising during the period	(4,340)
Net change	(4,340)
Balance at March 31, 2020	$(14,130)

14. Segment Information
The Company groups its business into operating segments generally by the region in which sales and manufacturing efforts are focused, which are grouped on the basis of similar product, market and operating factors. Each operating segment has discrete financial information evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance. The Company reports the results of its business in two operating segments: Horizon Americas and Horizon Europe-Africa. Horizon Americas is comprised of the Company’s North American and South American operations. Horizon Europe-Africa is comprised of the Company’s European and South African operations. See below for further information regarding the types of products and services provided within each operating segment.
The Company previously had a third operating segment, Horizon Asia-Pacific (“APAC”); however, the APAC segment was sold on September 19, 2019, and is presented as a discontinued operation in the accompanying condensed consolidated financial statements. During the three months ended March 31, 2020, the remaining post-closing conditions of the sale were completed, resulting in a true up to net cash proceeds, which were recognized as a loss on sale of discontinued operations of $0.5 million in accordance with Accounting Standards Codification 205, “Discontinued Operations”.
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
The Company’s operating segment activity is as follows:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Net Sales
Horizon Americas	$109,830	$92,370
Horizon Europe-Africa	89,360	70,880
Total	$199,190	$163,250
Operating Profit (Loss)
Horizon Americas	$11,840	$2,730
Horizon Europe-Africa	1,460	(2,510)
Corporate	(6,520)	(6,900)
Total	$6,780	$(6,680)

15. Income Taxes
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
During the three months ended March 31, 2021 and 2020, the effective income tax rate was (7.1)% and 0.1%, respectively. The lower effective tax rate compared to the statutory tax rate for both periods is attributable to the valuation allowance recorded in the U.S. and several foreign jurisdictions, which resulted in no income tax benefit recognized for jurisdictional pretax losses, which are excluded from the estimated effective tax rate.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis. In completing this evaluation, the Company considers all available evidence in order to determine whether, based on the weight of the evidence, a valuation allowance is necessary. Full valuation allowances that are recorded for deferred tax assets in the U.S. and certain foreign jurisdictions will be maintained until sufficient positive evidence exists to reduce or eliminate them. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include, but are not limited to, recent historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences, tax planning strategies. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. The Company has recently experienced pre-tax losses. As of March 31, 2021, the Company believes that it is more likely than not that the recorded deferred tax assets will be realized.
16. Other Expense, Net
Other expense, net consists of the following components:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Foreign currency loss	$(2,110)	$(1,530)
Customer pay discounts	(240)	(270)
Other	120	130
Total	$(2,230)	$(1,670)

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
You should read the following discussion together with the Company’s reports on file with the Securities and Exchange Commission, as well as our Annual Report on Form 10-K for the twelve months ended December 31, 2020 (See Item 1A. Risk Factors).
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
•Our ability to continue to manage our liquidity, including continuing to service our debt obligations and comply with the applicable financial covenants thereto, especially given our recent debt refinancing and capital structure alignment to support business growth and the Company’s long-term strategic plan;
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
•Our ability to manage our cost structure more efficiently via global supply base management, internal sourcing and/or purchasing of materials, selective outsourcing of support functions, working capital management and a global approach to leverage our administrative functions; and
•Our ability to manage liquidity and other economic and business uncertainties related to the COVID-19 pandemic that may result in future business disruption, including any mandated operating restrictions such as temporary facility closures.
If we are unable to do any of the foregoing successfully, our financial condition and results of operations could be materially and adversely impacted.
Horizon Global reports its business in two operating segments: Horizon Americas and Horizon Europe-Africa. See Note 14, Segment Information, included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” within this Quarterly Report on Form 10-Q for further description of the Company’s operating segments.
Shipping and handling costs associated with outbound freight are accounted for as a fulfillment cost and are included in cost of sales in our condensed consolidated statements of operations. Other shipping and handling expenses, which primarily relate to Horizon Americas’ distribution network, are included in selling, general and administrative expenses in our condensed consolidated statements of operations.

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
Adjusted EBITDA is defined as net income (loss) attributable to Horizon Global before interest expense, income taxes, depreciation and amortization, and before certain items, as applicable, such as severance, restructuring, relocation and related business disruption costs, gains (losses) on debt extinguishment, impairment of goodwill and other intangibles, non-cash stock compensation, certain product liability and litigation claims, acquisition and integration costs, gains (losses) on business divestitures and other assets, debt issuance costs, board transition support and non-cash unrealized foreign currency remeasurement costs.
The following table summarizes Adjusted EBITDA for our operating segments for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
	Horizon Americas	Horizon Europe-Africa	Corporate	Consolidated
	(dollars in thousands)
Net loss attributable to Horizon Global				$(14,810)
Net loss attributable to noncontrolling interest				(340)
Net loss				$(15,150)
Interest expense				7,050
Income tax expense				1,000
Depreciation and amortization				5,500
EBITDA	$13,200	$3,790	$(18,590)	$(1,600)
Net loss attributable to noncontrolling interest	—	340	—	340
Restructuring, relocation and related business disruption costs	(860)	(70)	—	(930)
Loss on debt extinguishment	—	—	11,650	11,650
Non-cash stock compensation	—	—	860	860
Loss on business divestitures and other assets	240	—	—	240
Unrealized foreign currency remeasurement costs	270	1,290	530	2,090
Adjusted EBITDA	$12,850	$5,350	$(5,550)	$12,650

The following table summarizes Adjusted EBITDA for our operating segments for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
	Horizon Americas	Horizon Europe-Africa	Corporate	Consolidated
	(dollars in thousands)
Net loss attributable to Horizon Global				$(16,740)
Net loss attributable to noncontrolling interest				(290)
Net loss				$(17,030)
Interest expense				8,190
Income tax benefit				(10)
Depreciation and amortization				5,060
EBITDA	$4,940	$(1,090)	$(7,640)	$(3,790)
Net loss attributable to noncontrolling interest	—	290	—	290
Loss from discontinued operations, net of tax	—	—	500	500
Severance	530	20	(10)	540
Restructuring, relocation and related business disruption costs	890	—	110	1,000
Non-cash stock compensation	—	—	420	420
Loss (gain) on business divestitures and other assets	360	(180)	—	180
Product liability and litigation claims	—	1,510	—	1,510
Debt issuance costs	—	—	750	750
Unrealized foreign currency remeasurement costs	(600)	1,750	380	1,530
Adjusted EBITDA	$6,120	$2,300	$(5,490)	$2,930

Segment Information
Financial information for our operating segments for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,				Change		Constant Currency Change
	2021	As a Percentage of Net Sales	2020	As a Percentage of Net Sales	$	%	$	%
	(dollars in thousands)
Net Sales
Horizon Americas	$109,830	55.1%	$92,370	56.6%	$17,460	18.9%	$17,900	19.4%
Horizon Europe-Africa	89,360	44.9%	70,880	43.4%	18,480	26.1%	11,550	16.3%
Total	$199,190	100.0%	$163,250	100.0%	$35,940	22.0%	$29,450	18.0%
Gross Profit
Horizon Americas	$29,270	26.7%	$19,620	21.2%	$9,650	49.2%	$9,750	49.7%
Horizon Europe-Africa	11,290	12.6%	6,630	9.4%	4,660	70.3%	3,780	57.0%
Total	$40,560	20.4%	$26,250	16.1%	$14,310	54.5%	$13,530	51.5%
Selling, General and Administrative Expenses
Horizon Americas	$17,430	15.9%	$16,890	18.3%	$540	3.2%	$630	3.7%
Horizon Europe-Africa	9,830	11.0%	9,150	12.9%	680	7.4%	(70)	(0.8%)
Corporate	6,520	N/A	6,890	N/A	(370)	(5.4%)	(370)	(5.4%)
Total	$33,780	17.0%	$32,930	20.2%	$850	2.6%	$190	0.6%
Operating Profit (Loss)
Horizon Americas	$11,840	10.8%	$2,730	3.0%	$9,110	333.7%	$9,110	333.7%
Horizon Europe-Africa	1,460	1.6%	(2,510)	(3.5)%	3,970	158.2%	3,840	153.0%
Corporate	(6,520)	N/A	(6,900)	N/A	380	5.5%	380	5.5%
Total	$6,780	3.4%	$(6,680)	(4.1)%	$13,460	201.5%	$13,330	199.6%
Capital Expenditures
Horizon Americas	$1,500	1.4%	$570	0.6%	$930	163.2%	$930	163.2%
Horizon Europe-Africa	1,860	2.1%	3,490	4.9%	(1,630)	(46.7%)	(1,770)	(50.7%)
Corporate	—	N/A	—	N/A	—	—%	—	—%
Total	$3,360	1.7%	$4,060	2.5%	$(700)	(17.2%)	$(840)	(20.7%)
Depreciation of Property and Equipment and Amortization of Intangibles
Horizon Americas	$1,910	1.7%	$2,160	2.3%	$(250)	(11.6%)	$(230)	(10.6%)
Horizon Europe-Africa	3,540	4.0%	2,850	4.0%	690	24.2%	420	14.7%
Corporate	50	N/A	50	N/A	—	—%	—	—%
Total	$5,500	2.8%	$5,060	3.1%	$440	8.7%	$190	3.8%
Adjusted EBITDA
Horizon Americas	$12,850	11.7%	$6,120	6.6%	$6,730	110.0%	N/A	N/A
Horizon Europe-Africa	5,350	6.0%	2,300	3.2%	3,050	132.6%	N/A	N/A
Corporate	(5,550)	N/A	(5,490)	N/A	(60)	(1.1%)	N/A	N/A
Total	$12,650	6.4%	$2,930	1.8%	$9,720	331.7%	N/A	N/A

Results of Operations
Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020
Consolidated net sales increased $35.9 million, or 22.0%, to $199.2 million during the three months ended March 31, 2021, as compared to $163.3 million during the three months ended March 31, 2020. The impact was driven by an increase in net sales in Horizon Americas and Horizon Europe-Africa primarily as a result of the initial impacts of economic uncertainty and business disruptions of the COVID-19 pandemic that began to impact the Company near the end of the first quarter of 2020. Net sales for Horizon Americas increased $17.4 million, driven primarily by increases in sales volumes in the automotive OEM, automotive OES and aftermarket sales channels. Net sales for Horizon Europe-Africa increased $18.5 million, driven primarily by increases in sales volumes in the automotive OEM, automotive OES and aftermarket sales channels, as well as $6.9 million of favorable currency translation.
Gross profit margin (gross profit as a percentage of net sales) was 20.4% and 16.1% during the three months ended March 31, 2021 and 2020, respectively. The improved gross profit margin is primarily due to higher net sales in Horizon Americas and Horizon Europe-Africa as detailed above, as well as improved operating efficiency and favorable sales mix.
Selling, general and administrative (“SG&A”) expenses increased $0.9 million, primarily attributable to $2.4 million higher personnel and other variable compensation costs combined in Horizon Americas and Corporate as well as $0.8 million of unfavorable currency translation in Horizon Europe-Africa. The increase was partially offset by $2.5 million lower outside professional fees and other administrative costs, including costs incurred associated with new debt issuance, amendments and modifications, primarily in Horizon Americas and Corporate.
Operating margin (operating profit (loss) as a percentage of net sales) was 3.4% and (4.1)% during the three months ended March 31, 2021 and 2020, respectively. Operating profit improved by $13.5 million to an operating profit of $6.8 million during the three months ended March 31, 2021, from an operating loss of $(6.7) million during the three months ended March 31, 2020, primarily as a result of the operational results detailed above.
Other expense, net increased $0.5 million to $2.2 million during the three months ended March 31, 2021, as compared to $1.7 million during the three months ended March 31, 2020 primarily attributable to $0.6 million of higher foreign currency loss during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.
In February 2021, the Company entered into a new term loan agreement which replaced the Company’s existing term loan agreement. The proceeds received from the initial borrowings under the new term loan were used to repay in full all outstanding debt and accrued interest on the existing term loan. As a result, the Company incurred an $11.7 million loss on debt extinguishment. The new term loan included a lower interest rate, and removed paid-in-kind interest, which resulted in a decrease of $1.1 million in interest expense to $7.1 million during the three months ended March 31, 2021 as compared to $8.2 million during the three months ended March 31, 2020. Refer to Note 8, Long-term Debt, in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this Quarterly Report on Form 10-Q for additional information.
The effective income tax rate for the three months ended March 31, 2021 and 2020 was (7.1)% and 0.1%, respectively. The increase in tax expense and related impacts on the effective income tax rate for the three months ended March 31, 2021 was attributable to projected jurisdictional income mix in jurisdictions not in a valuation allowance, coupled with utilization limitations on usage of U.S. tax attributes. The lower effective tax rate compared to the statutory tax rate for both periods is attributable to the valuation allowance recorded in the U.S. and several foreign jurisdictions, which resulted in no income tax benefit recognized for jurisdictional pretax losses, which are excluded from the estimated effective tax rate.
Net loss from continuing operations decreased $1.3 million to a net loss of $15.2 million during the three months ended March 31, 2021, compared to a net loss from continuing operations of $16.5 million during the three months ended March 31, 2020. The decrease was primarily attributable to the results detailed above.
Loss from discontinued operations, net of tax is attributable to the sale of the Company’s former APAC operating segment, which was sold in September 2019. During the three months ended March 31, 2020, the remaining post-closing conditions of the sale were completed, including a true up to net cash proceeds, which resulted in a loss on sale of discontinued operations of $0.5 million, in accordance with Accounting Standards Codification 205, “Discontinued Operations”.
See below for a discussion of operating results by segment.

Horizon Americas
Net sales by sales channel, in thousands, for Horizon Americas are as follows:

	Three Months Ended March 31,		Change
	2021	2020	$	%
Net Sales
Aftermarket	$31,690	$26,770	$4,920	18.4%
Automotive OEM	27,520	20,360	7,160	35.2%
Automotive OES	3,860	1,270	2,590	203.9%
Retail	22,580	23,570	(990)	(4.2)%
E-commerce	14,520	12,510	2,010	16.1%
Industrial	9,660	7,850	1,810	23.1%
Other	—	40	(40)	(100.0)%
Total	$109,830	$92,370	$17,460	18.9%
Net sales increased $17.4 million, or 18.9%, to $109.8 million during the three months ended March 31, 2021, as compared to $92.4 million during the three months ended March 31, 2020, primarily attributable to higher sales volumes in the automotive OEM, automotive OES, aftermarket, e-commerce and industrial sales channels as Horizon Americas began to experience near the end of the first quarter of 2020 the initial impacts of economic uncertainty and business disruptions of the COVID-19 pandemic. In addition, the increase was also due to a $1.3 million reduction in sales returns and allowances during the three months ended March 31, 2021, as compared with the three months ended March 31, 2020.
Horizon Americas’ gross profit increased $9.7 million, or 49.2%, to $29.3 million, or 26.7% of net sales, during the three months ended March 31, 2021, as compared to $19.6 million, or 21.2% of net sales, during the three months ended March 31, 2020. The increase in gross profit margin reflects the changes in sales detailed above. Additionally, gross profit was impacted by the following:
–$1.7 million favorable manufacturing costs; and
–$1.2 million of tariff recoveries; partially offset by:
–$1.7 million higher outbound freight costs.
SG&A expenses increased $0.5 million to $17.4 million, or 15.9% of net sales, during the three months ended March 31, 2021, as compared to $16.9 million, or 18.3% of net sales, during the three months ended March 31, 2020. The increase in SG&A expenses was attributable to the following:
–$1.4 million higher personnel and other variable compensation costs; partially offset by:
–$1.0 million lower outside professional fees and other administrative costs.
Horizon Americas’ operating profit increased $9.1 million to an operating profit of $11.8 million, or 10.8% of net sales, during the three months ended March 31, 2021, as compared to an operating profit of $2.7 million, or 3.0% of net sales, during the three months ended March 31, 2020. Operating margin increased primarily due to the operational results detailed above.
Horizon Americas’ Adjusted EBITDA increased $6.8 million to $12.9 million during the three months ended March 31, 2021, as compared to Adjusted EBITDA of $6.1 million during the three months ended March 31, 2020. Adjusted EBITDA increased primarily due to the operational results detailed above.

Horizon Europe-Africa
Net sales by sales channel, in thousands, for Horizon Europe-Africa are as follows:

	Three Months Ended March 31,		Change
	2021	2020	$	%
Net Sales
Automotive OEM	$48,560	$41,400	$7,160	17.3%
Automotive OES	16,060	12,460	3,600	28.9%
Aftermarket	22,420	15,710	6,710	42.7%
E-commerce	1,430	430	1,000	232.6%
Industrial	550	320	230	71.9%
Other	340	560	(220)	(39.3)%
Total	$89,360	$70,880	$18,480	26.1%
Net sales increased $18.5 million, or 26.1%, to $89.4 million during the three months ended March 31, 2021, as compared to $70.9 million, during the three months ended March 31, 2020, primarily attributable to higher sales volumes in the automotive OEM, automotive OES and aftermarket sales channels as Horizon Europe-Africa began to experience near the end of the first quarter of 2020 the initial impacts of economic uncertainty and business disruptions of the COVID-19 pandemic. In addition, the increase was also due to $6.9 million of favorable currency translation.
Horizon Europe-Africa’s gross profit increased $4.7 million, or 70.3%, to $11.3 million, or 12.6% of net sales, during the three months ended March 31, 2021, from $6.6 million, or 9.4% of net sales, during the three months ended March 31, 2020. The increase in gross profit margin reflects the changes in sales detailed above. In addition, gross profit was impacted by the following:
–$4.5 million favorable manufacturing costs; and
–$1.5 million favorable litigation settlement costs related to the charge incurred in the prior year for settlement of intellectual property infringement claims, see Note 10, Contingencies, included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements” for more information, partially offset by:
–$1.4 million higher labor costs, primarily as a result of payroll costs reimbursed in the prior year under terms of certain government payroll reimbursement programs.
SG&A expenses increased $0.6 million to $9.8 million, or 11.0% of net sales, during the three months ended March 31, 2021, as compared to $9.2 million, or 12.9% of net sales, during the three months ended March 31, 2020. The increase in SG&A expenses was primarily attributable to the following:
–$0.8 million unfavorable currency translation.
Horizon Europe-Africa’s operating profit increased $4.0 million to an operating profit of $1.5 million, or 1.6% of net sales, during the three months ended March 31, 2021, as compared to an operating loss of $(2.5) million, or (3.5)% of net sales, during the three months ended March 31, 2020. Operating profit increased primarily due to the operational results detailed above.
Horizon Europe-Africa’s Adjusted EBITDA increased $3.1 million to $5.4 million in the three months ended March 31, 2021, as compared to Adjusted EBITDA of $2.3 million in the three months ended March 31, 2020. Adjusted EBITDA increased primarily due to the operational results described above.

Corporate Expenses
Corporate expenses included in operating profit decreased $0.4 million to $6.5 million during the three months ended March 31, 2021, as compared to $6.9 million during the three months ended March 31, 2020. The decrease was primarily attributable to the following:
–$0.8 million lower costs incurred related to professional service fees and other costs associated with new debt issuance, amendments, and modifications and related structure changes; and
–$0.7 million lower outside professional fees and other administrative costs; partially offset by:
–$1.0 million higher personnel and other variable compensation costs.
Corporate Adjusted EBITDA was $(5.6) million during the three months ended March 31, 2021, as compared to Adjusted EBITDA of $(5.5) million during the three months ended March 31, 2020. The change in Adjusted EBITDA was primarily due to the higher personnel and compensation cost, partially offset by the lower outside professional fees and other administrative costs, as described above.

Liquidity and Capital Resources
Our capital and working capital requirements are funded through a combination of cash on hand, cash flows from operations, and various borrowings and factoring arrangements described below, including our asset-based Revolving Credit Facility (as defined below). As of March 31, 2021, and December 31, 2020, we had $13.8 million and $18.2 million, respectively, of cash and cash equivalents held at foreign subsidiaries. There may be country specific regulations, which may restrict or result in increased costs in the repatriation of these funds.
In March 2020, the Company, as guarantor, entered into a Loan and Security Agreement (the “Loan Agreement”) with Encina Business Credit, LLC (“Encina”), as agent for the lenders party thereto, and Horizon Global Americas Inc. and Cequent Towing Products of Canada Ltd., as borrowers (the “ABL Borrowers”). The Loan Agreement provides for an asset-based revolving credit facility (the “Revolving Credit Facility”) in the maximum aggregate principal amount of $75.0 million subject to customary borrowing base limitations contained therein, and may be increased at the ABL Borrowers’ request in increments of $5.0 million, up to a maximum of five times over the life of the Revolving Credit Facility, for a total increase of up to $25.0 million. As of March 31, 2021, the Company had availability of $38.8 million under the Revolving Credit Facility and $10.8 million of cash and cash equivalents in the United States.
As of March 31, 2021 and December 31, 2020, total cash and availability was $63.4 million and $83.4 million, respectively. The Company defines cash and availability as cash and cash equivalents and amounts of cash accessible but undrawn from credit facilities.
During 2020, in response to the initial uncertain economic environment caused in part from the COVID-19 pandemic, the Company pursued funding from available government programs and other sources of liquidity designed to strengthen its balance sheet and enhance financial flexibility. These sources included short-term loans, some of which are forgivable if certain conditions are met as well as entering into or modifying other arrangements. A summary of these actions is described below.
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
In April 2020, S.I.A.R.R. SAS (the “French Borrower”), an indirect subsidiary of the Company, received a loan from BNP Paribas (the “French Loan”) for $5.5 million. On February 17, 2021, the French Borrower entered into an amendment to the French Loan, which under the terms of the amendment, the repayment of the loan was modified to monthly repayments of principal and interest beginning April 2022 through April 2026, from the original maturity of April 9, 2021. In addition, the interest rate on the French Loan was amended to a rate of 1.0% per annum and interest is payable monthly beginning April 2021.
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

Refer to Note 8, Long-term Debt, included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this Quarterly Report on Form 10-Q for additional information.
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
Cash Flows - Operating Activities
Net cash used for and provided by operating activities during the three months ended March 31, 2021 and 2020 was $(18.3) million and $5.7 million, respectively.
During the three months ended March 31, 2021, the Company generated $7.4 million in cash flows, based on the reported net loss of $(15.2) million and after considering the effects of non-cash items related to depreciation, amortization of intangible assets, loss on debt extinguishment, amortization of original issuance discount and debt issuance costs, deferred income taxes, non-cash compensation expense, paid-in-kind interest, and other, net. During the three months ended March 31, 2020, the Company used $(3.5) million in cash flows, based on the reported net loss of $(16.5) million and after considering the effects of similar non-cash items previously described.
Changes in operating assets and liabilities used $(25.6) million and sourced $9.2 million of cash during the three months ended March 31, 2021 and 2020, respectively. Increases in accounts receivable resulted in a net use of cash of $(26.9) million and $(15.6) million during the three months ended March 31, 2021 and 2020, respectively. The increase in accounts receivable is higher in the three months ended March 31, 2021 as compared with the three months ended March 31, 2020 as a result of higher net sales activity in the three months ended March 31, 2021 as compared with the three months ended March 31, 2020.
Changes in inventory resulted in a use of cash of $(21.0) million during the three months ended March 31, 2021 and source of cash of $15.4 million during the three months ended March 31, 2020. The increase in inventory during the three months ended March 31, 2021 was due to seasonal activity as we built inventory in preparation of the typical upcoming peak selling season. The decrease in inventory during the three months ended March 31, 2020 was due to improved inventory management coupled with the COVID-19 business disruptions that began at the end of the first quarter of 2020.
Increases in accounts payable and accrued liabilities resulted in a source of cash of $23.1 million during the three months ended March 31, 2021 and source of cash of $11.6 million during the three months ended March 31, 2020. The higher source of cash for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 is primarily due to the working capital build during the three months ended March 31, 2021 in preparation of the typical upcoming peak selling season coupled with the mix of payments to suppliers and vendors and related terms.
Cash Flows - Investing Activities
Net cash used for investing activities during the three months ended March 31, 2021 and 2020 was $(3.4) million and $(4.0) million, respectively. Capital expenditures were $(3.4) million for the three months ended March 31, 2021 related to growth, capacity and productivity-related projects within Horizon Americas and Horizon Europe-Africa. Capital expenditures were $(4.1) million for the three months ended March 31, 2020, and related to similar capital projects primarily within Horizon Europe-Africa.
Cash Flows - Financing Activities
Net cash provided by financing activities was $1.7 million and $34.7 million during the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021 and 2020, net proceeds from the Revolving Credit Facility, net of issuance costs, were $4.5 million and $54.7 million, respectively. During the three months ended March 31, 2020, net repayments on the Company’s former asset based lending facility totaled $(19.9) million. During the three months ended March 31, 2021, proceeds from the Company’s new term loan, net of issuance costs and related issuance of common stock warrants were $75.3 million and $16.3 million, respectively. Additionally, during the three months ended March 31, 2021, repayments of borrowings on Replacement Term Loan, including transaction fees were $(94.9) million.

Factoring Arrangements
The Company has factoring arrangements with financial institutions to sell certain accounts receivable. Total receivables sold under certain non-recourse factoring arrangements was $78.2 million and $59.1 million during the three months ended March 31, 2021 and 2020, respectively. We utilize factoring arrangements as part of our working capital needs. The costs of participating in these arrangements are immaterial to our results. Refer to Note 3, Summary of Significant Accounting Policies, in Item 8, “Financial Statements and Supplementary Data,” included within our Annual Report on Form 10-K for the twelve months ended December 31, 2020, for additional information.
Our Debt and Other Commitments
We and certain of our subsidiaries are party to the asset-based Revolving Credit Facility, as defined and described above. The Revolving Credit Facility provides for $75.0 million of funding on a revolving basis, subject to borrowing base availability, and matures on March 13, 2023. As of March 31, 2021, there was $28.7 million outstanding on the Revolving Credit Facility bearing interest at a weighted average rate of 5.3%.
On February 2, 2021, the Company entered into a limited consent to the Loan Agreement governing its Revolving Credit Facility, that among other modifications, consented to the Company’s entering into the Senior Term Loan Credit Agreement, as defined and described below.
On April 19, 2021, the Company entered into an amendment to the Loan Agreement, governing its Revolving Credit Facility, that among other modifications, increased the maximum amount of credit available under the Revolving Credit Facility from $75.0 million to $85.0 million.
In addition, the Company and certain of its subsidiaries, have been or are parties to other long-term credit agreements, including the Senior Term Loan Credit Agreement, as defined and described below. As of March 31, 2021, there was $100.0 million outstanding on the Senior Term Loan Credit Agreement bearing cash interest at 7.50%.
In February 2017, the Company completed a public offering of 2.75% Convertible Senior Notes due 2022 (the “Convertible Notes”) in an aggregate principal amount of $125.0 million. Interest is payable on January 1 and July 1 of each year.
First Lien Term Loan Agreement and Second Lien Term Loan Agreement
In March 2019, the Company amended and restated the existing term loan agreement (the “First Lien Term Loan Agreement”) to permit the Company to, among other things, enter into the Second Lien Term Loan Agreement, as defined and described below.
In March 2019, the Company entered into a credit agreement (the “Second Lien Term Loan Agreement”) with Cortland Capital Markets Services LLC, as administrative agent and collateral agent, and Corre Partners Management L.L.C., as representative of the lenders, and the lenders party thereto.
In May 2020, the Company entered into amendments, limited waivers and consents in connection with the Loan Agreement governing its Revolving Credit Facility, the First Lien Term Loan Agreement, and the Second Lien Term Loan Agreement, each with an effective date of April 1, 2020, that, among other things, consented to the Company’s applying for, obtaining and incurring the PPP Loan and French Loan, each as defined and described above.
As a result of the Replacement Term Loan Amendment, as defined and described below, the outstanding balance and any accrued interest under the First Lien Term Loan Agreement and Second Lien Term Loan Agreement was replaced by the Replacement Term Loan, as defined and described below.
Replacement Term Loan
In July 2020, the Company entered into a limited consent to the Loan Agreement governing its Revolving Credit Facility and the Replacement Term Loan Amendment (the “Eleventh Term Amendment”) to amend the First Lien Term Loan Agreement and Second Lien Term Loan Agreement. The Eleventh Term Amendment provided replacement term loans (the “Replacement Term Loan”) that refinanced and replaced the outstanding balances under the First Lien Term Loan Agreement and Second Lien Term Loan Agreement, plus any accrued interest thereon.
In February 2021, the Company entered into the Senior Term Loan Credit Agreement, as defined and described below. The proceeds received from the initial borrowings under the Senior Term Loan Credit Agreement were used to repay in full all outstanding debt and accrued interest on the Company’s Replacement Term Loan. As a result of the repayment, the credit agreement governing the Company’s Replacement Term Loan was terminated and is no longer in effect.

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
Interest on the Senior Term Loan Credit Agreement is payable in cash on a quarterly basis at the interest rate of LIBOR plus 7.50% per annum, subject to a 1.00% LIBOR floor. The Senior Term Loan Credit Agreement includes customary affirmative and negative covenants, including a maximum total net leverage ratio requirement tested quarterly, commencing with the fiscal quarter ending March 31, 2023, not to exceed: 6.50 to 1.00. The Senior Term Loan Credit Agreement also contains a financial covenant that stipulates the Company will not make capital expenditures exceeding $27.5 million during any fiscal year. To the extent that the amount of capital expenditures is less than $27.5 million in any fiscal year, up to 50% of the difference may be carried forward and used for capital expenditures in the immediately succeeding fiscal year.
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
Covenant and Liquidity Matters
The Loan Agreement governing our Revolving Credit Facility contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including restrictions on incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The Revolving Credit Facility does not include any financial maintenance covenants other than a financial covenant that stipulates the Company will not make Capital Expenditures (as defined in the Loan Agreement) exceeding $30.0 million during any fiscal year.
We are subject to variable interest rates on our Senior Term Loan Credit Agreement and Revolving Credit Facility. At March 31, 2021, 1-Month LIBOR and 3-Month LIBOR approximated 0.11% and 0.19%, respectively.
The Company is in compliance with all of its financial covenants as of March 31, 2021.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases and rent expense related thereto for the three months ended March 31, 2021 and 2020 was $3.9 million and $3.6 million, respectively. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.
Refer to Note 8, Long-term Debt, and Note 9, Leases, in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this Quarterly Report on Form 10-Q for additional information.

Consolidated EBITDA
Consolidated EBITDA (defined as “Consolidated EBITDA” in our Senior Term Loan Agreement) is a comparable measure to how the Company assesses performance. As discussed further in the Segment Information and Supplemental Analysis section above, we use certain non-GAAP financial measures to assess performance and measure our covenant compliance in accordance with the Senior Term Loan Agreement, which includes Adjusted EBITDA at the operating segment level. For the measurement of our Senior Term Loan Agreement financial covenants, the definition of Consolidated EBITDA limits the amount of non-recurring expenses or costs including restructuring, moving and severance that can be excluded to $10 million in any cumulative four fiscal quarter period. Similarly, the definition limits the amount of fees, costs and expenses incurred in connection with any proposed asset sale, offering of equity interests or any indebtedness, lender agent fees, and fees in connection with the maintenance and/or forgiveness of the PPP Loan, in aggregate, that can be excluded to $8 million in any cumulative four fiscal quarter period.
The reconciliations of net income (loss) attributable to Horizon Global to EBITDA, EBITDA to Adjusted EBITDA and Adjusted EBITDA to Consolidated EBITDA are as follows:

	Three Months Ended March 31,			Last Twelve Months Ended March 31,
	2021	2020	Change	2021	2020	Change
	(dollars in thousands)			(dollars in thousands)
Net (loss) income attributable to Horizon Global	$(14,810)	$(16,740)	$1,930	$(34,630)	$89,110	$(123,740)
Net loss attributable to noncontrolling interest	(340)	(290)	(50)	(1,470)	(1,010)	(460)
Net (loss) income	$(15,150)	$(17,030)	$1,880	$(36,100)	$88,100	$(124,200)
Interest expense	7,050	8,190	(1,140)	30,540	55,630	(25,090)
Income tax expense (benefit)	1,000	(10)	1,010	(570)	(10,560)	9,990
Depreciation and amortization	5,500	5,060	440	23,350	21,530	1,820
EBITDA	$(1,600)	$(3,790)	$2,190	$17,220	$154,700	$(137,480)
Net loss attributable to noncontrolling interest	340	290	50	1,470	1,010	460
Loss (income) from discontinued operations, net of tax	—	500	(500)	—	(185,250)	185,250
EBITDA from continuing operations	$(1,260)	$(3,000)	$1,740	$18,690	$(29,540)	$48,230
Adjustments pursuant to Senior Term Loan Agreement:
Losses on sale of receivables	230	290	(60)	1,350	1,360	(10)
Debt extinguishment losses	11,650	—	11,650	11,650	—	11,650
Non-cash equity grant expenses	860	420	440	3,440	2,200	1,240
Other non-cash expenses or losses (gains)	2,130	1,530	600	(210)	270	(480)
Term Loans related fees, costs and expenses	—	—	—	—	1,180	(1,180)
Lender agent related professional fees, costs, and expenses(a)	10	110	(100)	280	950	(670)
Non-recurring expenses or costs(b)	(950)	3,510	(4,460)	950	17,600	(16,650)
Non-cash losses on asset sales	—	70	(70)	20	1,210	(1,190)
Other	(20)	—	(20)	(40)	450	(490)
Adjusted EBITDA	$12,650	$2,930	$9,720	$36,130	$(4,320)	$40,450
Non-recurring expense limitation(a)(b)	N/A	N/A	N/A	N/A	(6,090)	6,090
Other	20	—	20	40	(450)	490
Consolidated EBITDA	$12,670	$2,930	$9,740	$36,170	$(10,860)	$47,030
(a) Fees, costs and expenses incurred in connection with any proposed asset sale, offering of equity interests or any indebtedness, lender agent fees, and fees in connection with the maintenance and/or forgiveness of the PPP Loan are not to, in aggregate, exceed $8 million in adjustments in determining Consolidated EBITDA in any four fiscal quarter period.
(b) Non-recurring expenses or costs including restructuring, moving and severance are not to, in aggregate, exceed $10 million in adjustments in determining Consolidated EBITDA in any four fiscal quarter period.
Credit Rating
The Company’s debt agreements do not require that we maintain a credit rating.

Outlook
Our business remains susceptible to economic conditions that could adversely affect our results, including potential negative impacts of the COVID-19 pandemic. We have also experienced rising pricing to certain raw materials, including steel, and while the Company endeavors to recover incremental input costs through pricing actions, the recoveries generally occur over time and are not guaranteed. In the near term, the trend of customer orders in the economies that most significantly affect our demand, including the United States and Europe, has been strong, and we are committed to fulfilling and delivering upon these orders.
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
We believe the unique strategic footprint we enjoy in our market space will benefit us as our OE customers continue to demonstrate a preference for stronger relationships with few suppliers. We believe that our strong brand positions, portfolio of product offerings, and existing customer relationships present a long-term opportunity for us and provide leverage to see balanced growth in OE, aftermarket and retail businesses. That position and brand recognition allows us flexibility to bring our products to market in various channels that we believe provide us the ability to leverage our current operational footprint to meet or exceed our customer demands.
Impact of New Accounting Standards
See Note 2, New Accounting Pronouncements, included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” within this Quarterly Report on Form 10-Q.
Critical Accounting Policies
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates that affect both the amounts and timing of the recording of assets, liabilities, net sales and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, our evaluation of business and macroeconomic trends, and information from other outside sources, as appropriate.
There were no material changes to the items that we disclosed as our critical accounting policies in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the twelve months ended December 31, 2020.
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
Evaluation of disclosure controls and procedures
As of March 31, 2021, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company’s disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2021, that have materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to claims and litigation in the ordinary course of business, but we do not believe that any such claim or litigation is likely to have a material adverse effect on our financial position, results of operations, or cash flows. For additional information regarding legal proceedings, refer to Note 10, Contingencies, included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” within this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
A discussion of our risk factors, which could materially affect our business, financial condition or future results, can be found in the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the twelve months ended December 31, 2020. There have been no significant changes in our risk factors disclosed in our 2020 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits.
Exhibits Index:

3.1(b)	Amended and Restated Certificate of Incorporation of Horizon Global Corporation, as amended.
3.2(a)	Amended and Restated By-laws of Horizon Global Corporation.
4.1(c)	Form of Warrant (Relating to Term Loan Agreement)
10.1(d)*
Limited Consent and Third Amendment to Loan and Security Agreement dated February 2, 2021, by and among Horizon Global Americas Inc. and Cequent Towing Products of Canada Ltd., as borrowers, Horizon Global Corporation and Horizon Global Company LLC, as guarantors, the lenders party thereto and Encina Business Credit, LLC, as agent for the Lenders.

10.2(d)*
Term Loan Credit Agreement dated February 2, 2021, by and among Horizon Global Corporation, the Lenders party thereto, and Atlantic Park Strategic Capital Fund, L.P., as Administrative Agent and Collateral Agent.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document. (not part of filing)
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

(a)	Incorporated by reference to the Exhibit filed with our Current Report on Form 8-K filed on February 20, 2019 (File No. 001-37427).
(b)	Incorporated by reference to the Exhibit filed with our Quarterly Report on Form 10-Q filed on August 8, 2019 (File No. 001-37427).
(c)	Incorporated by reference to the Exhibit filed with our Current Report on Form 8-K filed on February 8, 2021 (File No. 001-37427).
(d)	Incorporated by reference to the Exhibit filed with our Annual Report on Form 10-K filed on March 11, 2021 (File No. 001-37427).

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

HORIZON GLOBAL CORPORATION (Registrant)

/s/ DENNIS E. RICHARDVILLE

Date:	May 6, 2021	By:	Dennis E. Richardville Chief Financial Officer