Form 10-Q
period 2021-06-30
Horizon Global Corp
filed 2021-08-03
CIK 1637655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of July 30, 2021, the number of outstanding shares of the Registrant’s common stock was 27,286,647 shares.

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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to, risks and uncertainties with respect to: the impact of the COVID-19 pandemic on the Company’s business, results of operations, financial condition and liquidity, including, without limitation, supply chain and logistics issues; liabilities and restrictions imposed by the Company’s debt instruments, including the Company’s ability to comply with the applicable financial covenants related thereto; market demand; competitive factors; supply constraints and shipping disruptions; material, logistics and energy costs, including the increased material costs resulting from the COVID-19 pandemic; technology factors; litigation; government and regulatory actions including the impact of any tariffs, quotas, or surcharges; the Company’s accounting policies; future trends; general economic and currency conditions; various conditions specific to the Company’s business and industry; the success of the Company’s action plan, including the actual amount of savings and timing thereof; the success of the Company’s business improvement initiatives in Europe-Africa, including the amount of savings and timing thereof; the Company’s exposure to product liability claims from customers and end users, and the costs associated therewith; factors affecting the Company’s business that are outside of its control, including natural disasters, pandemics, including the current COVID-19 pandemic, accidents and governmental actions; and other risks that are discussed in Part I, Item 1A, “Risk Factors.” in the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2020. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited—dollars in thousands)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$24,680	$44,970
Restricted cash	5,510	5,720
Receivables, net	116,240	87,420
Inventories	144,360	115,320
Prepaid expenses and other current assets	12,100	11,510
Total current assets	302,890	264,940
Property and equipment, net	73,520	74,090
Operating lease right-of-use assets	40,400	47,310
Goodwill	—	3,360
Other intangibles, net	54,890	58,230
Deferred income taxes	1,280	1,280
Other assets	6,410	7,280
Total assets	$479,390	$456,490
Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings and current maturities, long-term debt	$11,990	$14,120
Accounts payable	111,940	99,520
Short-term operating lease liabilities	11,130	12,180
Accrued liabilities	59,750	59,100
Total current liabilities	194,810	184,920
Gross long-term debt	284,040	251,960
Unamortized debt issuance costs and discount	(31,460)	(20,570)
Long-term debt	252,580	231,390
Deferred income taxes	4,080	3,130
Long-term operating lease liabilities	39,410	46,340
Other long-term liabilities	11,000	14,560
Total liabilities	501,880	480,340
Contingencies (See Note 10)
Shareholders' equity:
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; 27,970,998 shares issued and 27,284,492 outstanding at June 30, 2021, and 27,089,673 shares issued and 26,403,167 outstanding at December 31, 2020	270	260
Common stock warrants issued, outstanding and exercisable for 9,231,146 and 5,815,039 shares of common stock at June 30, 2021 and December 31, 2020, respectively	25,010	9,510
Paid-in capital	169,070	166,610
Treasury stock, at cost: 686,506 shares at June 30, 2021 and December 31, 2020	(10,000)	(10,000)
Accumulated deficit	(192,050)	(178,530)
Accumulated other comprehensive loss	(8,960)	(6,540)
Total Horizon Global shareholders' deficit	(16,660)	(18,690)
Noncontrolling interest	(5,830)	(5,160)
Total shareholders' deficit	(22,490)	(23,850)
Total liabilities and shareholders' equity	$479,390	$456,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited—dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$222,120	$120,490	$421,310	$283,740
Cost of sales	(174,830)	(102,440)	(333,460)	(239,440)
Gross profit	47,290	18,050	87,850	44,300
Selling, general and administrative expenses	(35,960)	(26,020)	(69,740)	(58,950)
Operating profit (loss)	11,330	(7,970)	18,110	(14,650)
Other expense, net	(1,990)	(450)	(4,220)	(2,120)
Loss on debt extinguishment	—	—	(11,650)	—
Interest expense	(6,980)	(8,220)	(14,030)	(16,410)
Income (loss) from continuing operations before income tax	2,360	(16,640)	(11,790)	(33,180)
Income tax expense	(1,400)	(80)	(2,400)	(70)
Net income (loss) from continuing operations	960	(16,720)	(14,190)	(33,250)
Loss from discontinued operations, net of income tax	—	—	—	(500)
Net income (loss)	960	(16,720)	(14,190)	(33,750)
Less: Net loss attributable to noncontrolling interest	(330)	(380)	(670)	(670)
Net income (loss) attributable to Horizon Global	$1,290	$(16,340)	$(13,520)	$(33,080)
Net income (loss) per share attributable to Horizon Global:
Basic:
Continuing operations	$0.05	$(0.64)	$(0.50)	$(1.28)
Discontinued operations	—	—	—	(0.02)
Total	$0.05	$(0.64)	$(0.50)	$(1.30)
Diluted:
Continuing operations	$0.04	$(0.64)	$(0.50)	$(1.28)
Discontinued operations	—	—	—	(0.02)
Total	$0.04	$(0.64)	$(0.50)	$(1.30)
Weighted average common shares outstanding:
Basic	27,022,652	25,618,793	26,883,818	25,509,794
Diluted	32,747,203	25,618,793	26,883,818	25,509,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited—dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$960	$(16,720)	$(14,190)	$(33,750)
Other comprehensive (loss) income, net of tax:
Foreign currency translation and other	(130)	2,040	(2,420)	(2,300)
Total other comprehensive (loss) income, net of tax	(130)	2,040	(2,420)	(2,300)
Total comprehensive income (loss)	830	(14,680)	(16,610)	(36,050)
Less: Comprehensive loss attributable to noncontrolling interest	(330)	(380)	(670)	(670)
Comprehensive income (loss) attributable to Horizon Global	$1,160	$(14,300)	$(15,940)	$(35,380)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited—dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(14,190)	$(33,750)
Less: Net loss from discontinued operations	—	(500)
Net loss from continuing operations	(14,190)	(33,250)

Adjustments to reconcile net loss from continuing operations to net cash (used for) provided by operating activities:
Depreciation	7,750	7,100
Amortization of intangible assets	2,970	3,430
Loss on debt extinguishment	11,650	—
Amortization of original issuance discount and debt issuance costs	5,400	8,100
Deferred income taxes	1,120	10
Non-cash compensation expense	1,710	1,320
Paid-in-kind interest	650	3,660
Increase in receivables	(30,630)	(16,780)
(Increase) decrease in inventories	(31,350)	19,270
Increase in prepaid expenses and other assets	(440)	(2,890)
Increase in accounts payable and accrued liabilities	15,960	13,460
Other, net	1,780	1,470
Net cash (used for) provided by operating activities for continuing operations	(27,620)	4,900
Cash Flows from Investing Activities:
Capital expenditures	(9,940)	(5,450)
Other, net	10	70
Net cash used for investing activities for continuing operations	(9,930)	(5,380)
Cash Flows from Financing Activities:
Proceeds from borrowings on credit facilities	2,190	6,290
Repayments of borrowings on credit facilities	(1,300)	(1,210)
Proceeds from Senior Term Loan, net of issuance costs	75,300	—
Repayments of borrowings on Replacement Term Loan, including transaction fees	(94,940)	—
Proceeds from Revolving Credit Facility, net of issuance costs	20,000	54,680
Repayments of borrowings on Revolving Credit Facility	—	(19,180)
Proceeds from ABL revolving debt, net of issuance costs	—	8,000
Repayments of borrowings on ABL revolving debt	—	(27,920)
Proceeds from Paycheck Protection Program Loan	—	8,670
Proceeds from issuance of common stock warrants	16,300	—
Proceeds from exercise of common stock warrants	420	—
Other, net	(640)	(10)
Net cash provided by financing activities for continuing operations	17,330	29,320
Discontinued Operations:
Net cash used for discontinued operations	—	(500)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(280)	(110)
Cash, Cash Equivalents and Restricted Cash:
(Decrease) increase for the period	(20,500)	28,230
At beginning of period	50,690	11,770
At end of period	$30,190	$40,000
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,860	$4,370
Cash paid for taxes, net of refunds	$1,430	$440

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited—dollars in thousands)

	Common Stock	Common Stock Warrants	Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Horizon Global Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Shareholders' Equity (Deficit)
Balances at January 1, 2021	$260	$9,510	$166,610	$(10,000)	$(178,530)	$(6,540)	$(18,690)	$(5,160)	$(23,850)
Net loss	—	—	—	—	(14,810)	—	(14,810)	(340)	(15,150)
Other comprehensive loss, net of tax	—	—	—	—	—	(2,290)	(2,290)	—	(2,290)
Shares surrendered upon vesting of employees share based payment awards to cover tax obligations	—	—	(650)	—	—	—	(650)	—	(650)
Non-cash compensation expense	—	—	960	—	—	—	960	—	960
Issuance of common stock warrants	—	16,300	—	—	—	—	16,300	—	16,300
Exercise of common stock warrants	10	(800)	1,210	—	—	—	420	—	420
Balances at March 31, 2021	270	25,010	168,130	(10,000)	(193,340)	(8,830)	(18,760)	(5,500)	(24,260)
Net income (loss)	—	—	—	—	1,290	—	1,290	(330)	960
Other comprehensive loss, net of tax	—	—	—	—	—	(130)	(130)	—	(130)
Shares surrendered upon vesting of employees share based payment awards to cover tax obligations	—	—	10	—	—	—	10	—	10
Non-cash compensation expense	—	—	930	—	—	—	930	—	930
Balances at June 30, 2021	$270	$25,010	$169,070	$(10,000)	$(192,050)	$(8,960)	$(16,660)	$(5,830)	$(22,490)

	Common Stock	Common Stock Warrants	Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Horizon Global Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Shareholders' Equity (Deficit)
Balances at January 1, 2020	$250	$10,610	$163,240	$(10,000)	$(141,970)	$(9,790)	$12,340	$(3,740)	$8,600
Net loss	—	—	—	—	(16,740)	—	(16,740)	(290)	(17,030)
Other comprehensive loss, net of tax	—	—	—	—	—	(4,340)	(4,340)	—	(4,340)
Shares surrendered upon vesting of employees share based payment awards to cover tax obligations	—	—	(60)	—	—	—	(60)	—	(60)
Non-cash compensation expense	—	—	420	—	—	—	420	—	420
Balances at March 31, 2020	250	10,610	163,600	(10,000)	(158,710)	(14,130)	(8,380)	(4,030)	(12,410)
Net loss	—	—	—	—	(16,340)	—	(16,340)	(380)	(16,720)
Other comprehensive income, net of tax	—	—	—	—	—	2,040	2,040	—	2,040
Shares surrendered upon vesting of employees share based payment awards to cover tax obligations	—	—	50	—	—	—	50	—	50
Non-cash compensation expense	—	—	900	—	—	—	900	—	900
Balances at June 30, 2020	$250	$10,610	$164,550	$(10,000)	$(175,050)	$(12,090)	$(21,730)	$(4,410)	$(26,140)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Basis of Presentation
Horizon Global Corporation and its consolidated subsidiaries (“Horizon,” “Horizon Global,” “we,” or the “Company”) are a leading designer, manufacturer and distributor of a wide variety of high quality, custom-engineered towing, trailering, cargo management and other related accessory products, primarily in the North American, European and African markets. These products are designed to support aftermarket, automotive original equipment manufacturers (“automotive OEMs”) and automotive original equipment servicers (“automotive OESs”) (collectively, “OEs”), retail, e-commerce and industrial customers within the agricultural, automotive, construction, horse/livestock, industrial, marine, military, recreational, trailer and utility markets. The Company groups its business into operating segments generally by the region in which sales and manufacturing efforts are focused. The Company’s operating segments are Horizon Americas and Horizon Europe-Africa. See Note 14, Segment Information, for further information on each of the Company’s operating segments.
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
U.S. GAAP requires the Company to make certain estimates, judgments, and assumptions. Management believes that the estimates, judgments, and assumptions made when accounting for items and matters such as, but not limited to, the allowance for doubtful accounts, sales incentives, sales returns, impairment assessment of indefinite-lived intangible assets, recoverability of long-lived assets, income taxes (including deferred taxes and uncertain tax positions), share-based compensation, the assessment of lower of cost or net realizable value on inventory, useful lives assigned to long-lived assets, and depreciation and amortization, are reasonable based on information available at the time they are made. To the extent there are differences between these estimates and actual results, our consolidated financial statements may be materially affected.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. New Accounting Pronouncements
New accounting pronouncements not yet adopted
In May 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-04, “Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2021-04”). ASU 2021-04 provides guidance on modifications or exchanges of a freestanding equity-classified written call option that is not within the scope of other accounting standards. Under this guidance, an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument. ASU 2021-04 provides further guidance on measuring the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. ASU 2021-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2021, with early adoption permitted. We are currently assessing the impact of this update on the Company’s condensed consolidated financial statements. The standard is not expected to have a significant impact on the Company's condensed consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible instruments by removing certain separation models in Accounting Standards Codification (“ASC”) 470-20, “Debt—Debt with Conversion and Other Options,” (“ASC 470-20”) for convertible instruments. Under ASU 2020-06, the embedded conversion features no longer are separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under ASC 815, “Derivatives and Hedging,” or that do not result in substantial premiums accounted for as paid-in capital. For smaller reporting companies, ASU 2020-06 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2023, with early adoption permitted for fiscal years beginning after December 15, 2020. We are currently assessing the impact of this update on the Company’s condensed consolidated financial statements.
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
Accounting pronouncements recently adopted
There were no new accounting pronouncements adopted during the six months ended June 30, 2021.
3. Revenues
The Company disaggregates net sales from contracts with customers by major sales channel. The Company determined that disaggregating its net sales into these categories best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The automotive OEM channel represents sales to automotive vehicle manufacturers. The automotive OES channel primarily represents sales to automotive vehicle dealerships. The aftermarket channel represents sales to automotive installers and warehouse distributors. The retail channel represents sales to direct-to-consumer retailers. The e-commerce channel represents sales to retailers whose customers utilize the Internet to purchase the Company’s products. The industrial channel represents sales to non-automotive manufacturers and dealers of agricultural equipment, trailers, and other custom assemblies. The other channel represents sales that do not fit into a category described above and these sales are considered ancillary to the Company’s core operating activities.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s net sales by segment and disaggregated by major sales channel are as follows:

	Three Months Ended June 30, 2021
	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Net Sales
Aftermarket	$40,560	$26,130	$66,690
Automotive OEM	22,650	44,190	66,840
Automotive OES	4,240	19,970	24,210
Retail	32,610	—	32,610
E-commerce	19,730	1,960	21,690
Industrial	8,590	630	9,220
Other	—	860	860
Total	$128,380	$93,740	$222,120

	Three Months Ended June 30, 2020
	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Net Sales
Aftermarket	$22,280	$16,680	$38,960
Automotive OEM	9,510	20,620	30,130
Automotive OES	1,080	7,720	8,800
Retail	22,830	—	22,830
E-commerce	13,370	230	13,600
Industrial	5,040	340	5,380
Other	10	780	790
Total	$74,120	$46,370	$120,490

	Six Months Ended June 30, 2021
	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Net Sales
Aftermarket	$72,250	$48,550	$120,800
Automotive OEM	50,170	92,750	142,920
Automotive OES	8,100	36,030	44,130
Retail	55,190	—	55,190
E-commerce	34,250	3,390	37,640
Industrial	18,250	1,180	19,430
Other	—	1,200	1,200
Total	$238,210	$183,100	$421,310

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2020
	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Net Sales
Aftermarket	$49,050	$32,390	$81,440
Automotive OEM	29,870	62,020	91,890
Automotive OES	2,350	20,180	22,530
Retail	46,400	—	46,400
E-commerce	25,880	660	26,540
Industrial	12,890	660	13,550
Other	50	1,340	1,390
Total	$166,490	$117,250	$283,740

4. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill are as follows:

	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Balance at January 1, 2021	$3,360	$—	$3,360
Divestiture of business	(3,340)	—	(3,340)
Foreign currency translation	(20)	—	(20)
Balance at June 30, 2021	$—	$—	$—
Brazil Sale
On June 8, 2021, the Company divested its Brazil business via a share sale (the “Brazil Sale”). Under the terms of the Brazil Sale, the Company disposed all assets and liabilities of its Brazil business, including $3.3 million of goodwill within the Horizon Americas operating segment, for nominal consideration. As a result of the Brazil Sale, the Company recorded a $2.2 million loss in other expense, net in the accompanying condensed consolidated statements of operations.
The gross carrying amounts and accumulated amortization of the Company’s other intangible assets are as follows:

	June 30, 2021
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships (2 – 20 years)	$163,860	$(135,960)	$27,900
Technology and other (3 – 15 years)	23,000	(17,300)	5,700
Trademark/Trade names (1 – 8 years)	150	(150)	—
Sub-total	187,010	(153,410)	33,600
Trademark/Trade names, indefinite-lived	21,290	—	21,290
Total	$208,300	$(153,410)	$54,890

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2020
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships (2 – 20 years)	$166,420	$(135,140)	$31,280
Technology and other (3 – 15 years)	22,250	(16,710)	5,540
Trademark/Trade names (1 – 8 years)	150	(150)	—
Sub-total	188,820	(152,000)	36,820
Trademark/Trade names, indefinite-lived	21,410	—	21,410
Total	$210,230	$(152,000)	$58,230

Amortization expense related to other intangible assets is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Technology and other, included in cost of sales	$580	$550	$780	$670
Customer relationships, included in selling, general and administrative expenses	1,090	1,310	2,190	2,760
Total	$1,670	$1,860	$2,970	$3,430

5. Inventories
Inventories consist of the following components:

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Finished goods	$72,680	$58,600
Work in process	16,170	13,070
Raw materials	55,510	43,650
Total	$144,360	$115,320

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Property and Equipment, Net
Property and equipment, net consists of the following components:

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Land and land improvements	$500	$520
Buildings	23,010	23,040
Machinery and equipment	140,110	134,750
Gross property and equipment	163,620	158,310
Accumulated depreciation	(90,100)	(84,220)
Total	$73,520	$74,090

Depreciation expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Depreciation expense, included in cost of sales	$3,270	$3,260	$7,130	$6,410
Depreciation expense, included in selling, general and administrative expenses	280	350	620	690
Total	$3,550	$3,610	$7,750	$7,100

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. Accrued and Other Long-term Liabilities
Accrued liabilities consist of the following components:

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Customer incentives	$17,140	$15,870
Accrued compensation	12,370	12,130
Short-term tax liabilities	6,640	5,570
Customer claims	3,680	6,520
Accrued professional services	2,070	1,510
Litigation settlements	1,100	1,600
Restructuring	120	650
Deferred purchase price	—	1,370
Other	16,630	13,880
Total	$59,750	$59,100
Other long-term liabilities consist of the following components:

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Litigation settlements	$2,370	$2,930
Long-term tax liabilities	380	130
Deferred purchase price	—	1,650
Restructuring	—	1,070
Other	8,250	8,780
Total	$11,000	$14,560

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. Long-term Debt
The Company’s long-term debt consists of the following components:

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Revolving Credit Facility	$44,230	$24,230
Senior Term Loan	100,000	—
Replacement Term Loan	—	90,210
Convertible Notes	125,000	125,000
Paycheck Protection Program Loan	8,670	8,670
Bank facilities, capital leases and other long-term debt	18,130	17,970
Gross debt	296,030	266,080
Less:
Short-term borrowings and current maturities, long-term debt	11,990	14,120
Gross long-term debt	284,040	251,960
Less:
Unamortized debt issuance costs and original issuance discount on Senior Term Loan	23,550	—
Unamortized debt issuance costs and original issuance discount on Replacement Term Loan	—	9,100
Unamortized debt issuance costs and discount on Convertible Notes	7,910	11,470
Unamortized debt issuance costs and discount	31,460	20,570
Total	$252,580	$231,390
ABL Facility
In December 2015, the Company entered into an Amended and Restated Loan Agreement with certain subsidiaries of the Company party thereto as guarantors, the lenders party thereto and Bank of America, N.A., as agent for the lenders, under which the lenders party thereto agreed to provide the Company and certain of its subsidiaries with a committed asset-based revolving credit facility (the “ABL Facility”) providing for revolving loans. The Amended and Restated Loan Agreement was subsequently amended on several occasions and as a result, the effective facility size was $80.0 million.
In March 2020, the Company paid in full all outstanding debt incurred under the ABL Facility, which the Company accounted for as a debt extinguishment in accordance with guidance in ASC 405-20, “Extinguishment of Liabilities”. As a result of the debt extinguishment, during the six months ended June 30, 2020, the Company recognized $0.8 million of unamortized debt issuance costs in interest expense and $0.6 million of additional costs in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations, in accordance with ASC 470-50, “Modifications and Extinguishments” (“ASC 470-50”).
During the three and six months ended June 30, 2021, the Company recognized no amortization of debt issuance costs and during the three and six months ended June 30, 2020, the Company recognized no amortization of debt issuance costs and $0.4 million amortization of debt issuance costs, respectively, in the accompanying condensed consolidated statements of operations.
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In May 2020, the Company entered into amendments, limited waivers and consents in connection with the Loan Agreement, with an effective date of April 1, 2020, that, among other things, consented to the Company’s applying for, obtaining and incurring the PPP Loan and French Loan, each as defined and described below.
In February 2021, the Company entered into a limited consent of the Loan Agreement, that among other modifications, consented to the Company’s entering into the Senior Term Loan Credit Agreement, as defined and described below.
On April 19, 2021, the Company entered into an amendment to the Loan Agreement, that among other modifications, increased the maximum amount of credit available under the Revolving Credit Facility from $75.0 million to $85.0 million. The amendment also increased sub-limits relating to the Company’s ability to borrow against in-transit inventory as well as inventory located in the Company’s Mexico facilities.
The interest on the loans under the Loan Agreement is payable in cash at the interest rate of LIBOR plus 4.00% per annum, subject to a 1.00% LIBOR floor, provided that if for any reason the loans are converted to base rate loans, interest will be paid in cash at the customary base rate plus a margin of 3.00% per annum. All interest, fees, and other monetary obligations due may, at Encina’s discretion, but upon prior notice to the ABL Borrowers, be charged to the loan account and thereafter be deemed to be part of the Revolving Credit Facility subject to the same interest rate. There are no amortization payments required under the Loan Agreement. All outstanding borrowings under the Loan Agreement mature on March 13, 2023.
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
During the three and six months ended June 30, 2021, the Company recognized $0.1 million and $0.3 million of amortization of debt issuance costs, respectively, and during the three and six months ended June 30, 2020, the Company recognized $0.5 million and $0.7 million of amortization of debt issuance costs, respectively, in the accompanying condensed consolidated statements of operations.
As of June 30, 2021 and December 31, 2020, there was $1.0 million and $1.1 million, respectively, of unamortized debt issuance costs included in other assets in the accompanying condensed consolidated balance sheets.
As of June 30, 2021 and December 31, 2020, there was $44.2 million and $24.2 million outstanding, respectively, under the Revolving Credit Facility with a weighted average interest rate of 5.3% and 5.0%, respectively. As of June 30, 2021 and December 31, 2020, the Company had $37.3 million and $38.4 million of availability, respectively, under the Revolving Credit Facility.
As of June 30, 2021 and December 31, 2020, the Company had $1.8 million and $3.1 million, respectively, of letters of credit issued and outstanding, under the Revolving Credit Facility with no cash collateral requirement. As of June 30, 2021 and December 31, 2020, respectively, the Company also had $4.4 million and $4.9 million of other letters of credit issued and outstanding, under the Revolving Credit Facility with a cash collateral requirement. The cash collateral requirement is 105% of the outstanding letters of credit. As of June 30, 2021 and December 31, 2020, the Company had cash collateral, of $4.9 million and $5.1 million, respectively. Cash collateral is presented in restricted cash in the accompanying condensed consolidated balance sheets.
First Lien Term Loan Agreement
In June 2015, the Company entered into a credit agreement among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A. (the “Term Loan Agreement”) under which the Company borrowed an aggregate of $200.0 million (the “Original Term B Loan”). The Term Loan Agreement was subsequently amended and restated on several occasions and is collectively referred to as the “First Lien Term Loan Agreement”. The Original Term B Loan was also subsequently amended on several occasions and is collectively referred to as the “First Lien Term Loan”.
In May 2020, the Company entered into an amendment, limited waiver and consent to credit agreement with an effective date of April 1, 2020, to amend the First Lien Term Loan Agreement and to consent to the Company’s entering into, among other things, the PPP Loan and French Loan, each as defined and described below.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As a result of the Replacement Term Loan Amendment, as defined and described below, the outstanding balance and any accrued interest was replaced by the Replacement Term Loan, as defined and described below.
During the three and six months ended June 30, 2021, the Company recognized no amortization of debt issuance costs and during the three and six months ended June 30, 2020, the Company recognized $0.1 million and $0.2 million amortization of debt issuance costs, respectively, in the accompanying condensed consolidated statements of operations.
During the three and six months ended June 30, 2021, the Company recognized no paid-in-kind (“PIK”) interest and during the three and six months ended June 30, 2020, the Company recognized $0.2 million and $0.4 million of PIK interest, respectively, in the accompanying condensed consolidated statements of operations.
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
In May 2020, the Company entered into an amendment, limited waiver and consent to credit agreement with an effective date of April 1, 2020, to amend the Second Lien Term Loan Agreement and to consent to the Company’s entering into, among other things, the PPP Loan and French Loan, each as defined and described below.
As a result of the Replacement Term Loan Amendment, as defined and described below, the outstanding balance and any accrued interest was replaced by the Replacement Term Loan, as defined and described below.
During the three and six months ended June 30, 2021, the Company recognized no amortization of debt issuance costs and during the three and six months ended June 30, 2020, the Company recognized $1.4 million and $2.7 million amortization of debt issuance costs, respectively, in the accompanying condensed consolidated statements of operations.
During the three and six months ended June 30, 2021, the Company recognized no PIK interest and during the three and six months ended June 30, 2020, the Company recognized $1.9 million and $3.3 million of PIK interest, respectively, in the accompanying condensed consolidated statements of operations.
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
In February 2021, the Company entered into the Senior Term Loan Credit Agreement, as defined and described below. The proceeds received from the initial borrowings under the Senior Term Loan Credit Agreement were used to repay in full all outstanding debt and accrued interest on the Company’s Replacement Term Loan. As a result of the repayment, the Term Loan Agreement was terminated and is no longer in effect. During the six months ended June 30, 2021, the Company recognized $11.7 million as loss on debt extinguishment in the accompanying condensed consolidated statements of operations, in accordance with ASC 470-50. Included in the loss was $8.9 million of unamortized debt issuance and others costs and a $2.8 million prepayment penalty.
During the three and six months ended June 30, 2021, the Company recognized no amortization of debt issuance costs and $0.4 million amortization of debt issuance costs, respectively, and during the three and six months ended June 30, 2020, the Company recognized no amortization of debt issuance costs in the accompanying condensed consolidated statements of operations.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2020, the Company had total unamortized debt issuance and discount costs of $9.1 million, all of which were recorded as a reduction of long-term debt in the accompanying condensed consolidated balance sheets.
During the three and six months ended June 30, 2021, the Company recognized no PIK interest and $0.7 million of PIK interest, respectively, and during the three and six months ended June 30, 2020, the Company recognized no PIK interest in the accompanying condensed consolidated statements of operations.
As of December 31, 2020, the Company had $90.2 million of aggregate principal outstanding.
Senior Term Loan Credit Agreement
On February 2, 2021, the Company entered into a credit agreement (the “Senior Term Loan Credit Agreement”) with Atlantic Park Strategic Capital Fund, L.P. (“Atlantic Park”), as administrative agent and collateral agent, and the lenders party thereto (collectively, the “Lenders”). The Senior Term Loan Credit Agreement provides for an initial term loan facility in the aggregate principal amount of $100.0 million, all of which has been borrowed by the Company and was used to repay the Replacement Term Loan, as described above, and a delayed draw term loan facility in the aggregate principal amount of up to $125.0 million, which may be drawn by the Company in up to three separate borrowings through June 30, 2022. A ticking fee of 25 basis points per annum will accrue on the undrawn portion of the delayed draw term loan facility.
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
The Senior Term Loan Warrants are not within the scope of ASC 480 and do not meet the criteria for liability classification. However, the Senior Term Loan Warrants are determined to be indexed to the Company’s common stock and meet the requirements for equity classification pursuant to ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity”. The $17.6 million allocated to the Senior Term Loan Warrants was determined using an option pricing method and is recorded in common stock warrants in the accompanying condensed consolidated balance sheets.
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
The Company determined the fair value of the Senior Term Loan Credit Agreement using a discount rate build up approach. The debt discount of $17.6 million created by the relative fair value allocation of the equity component is being amortized as additional non-cash interest expense using the effective interest method over the contractual term of the loan. The debt discount is recorded as a reduction of long-term debt in the accompanying condensed consolidated balance sheets.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During the three and six months ended June 30, 2021, the Company recognized $0.7 million and $1.1 million, respectively, of amortization of debt issuance and discount costs in the accompanying condensed consolidated statements of operations.
As of June 30, 2021, the Company had total unamortized debt issuance and discount costs of $23.6 million, all of which were recorded as a reduction of long-term debt in the accompanying condensed consolidated balance sheets.
As of June 30, 2021, the Company had $100.0 million aggregate principal outstanding.
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
During the second quarter of 2021, no conditions allowing holders of the Convertible Notes to convert have been met. Therefore, the Convertible Notes were not convertible during the second quarter of 2021 and are classified as long-term debt. Should conditions allowing holders of the Convertible Notes to convert be met in a future quarter, the Convertible Notes will be convertible at their holders’ option during the immediately following quarter. As of June 30, 2021, the if-converted value of the Convertible Notes did not exceed the principal value of those Convertible Notes.
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
During the three and six months ended June 30, 2021, the Company recognized total interest expense of $2.7 million and $5.3 million and during the three and six months ended June 30, 2020, the Company recognized total interest expense of $2.5 million and $5.1 million, respectively, in the accompanying condensed consolidated statements of operations. The interest expense recognized consists of contractual interest coupon, amortization of debt discount and amortization of debt issuance costs on the Convertible Notes, and is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Contractual interest coupon on convertible debt	$860	$870	$1,720	$1,740
Amortization of debt issuance costs	140	140	270	270
Amortization of "equity discount" related to debt	1,650	1,520	3,300	3,040
Total	$2,650	$2,530	$5,290	$5,050

As of June 30, 2021 and December 31, 2020, the Company had total unamortized debt issuance and discount costs of $7.9 million and $11.5 million, respectively, all of which were recorded as a reduction of long-term debt in the accompanying condensed consolidated balance sheets.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of June 30, 2021 and December 31, 2020, the Company had $125.0 million and $125.0 million, respectively, of aggregate principal outstanding.
Paycheck Protection Program Loan
In April 2020, Horizon Global Company LLC (the “U.S. Borrower”), a direct U.S.-based subsidiary of the Company, received a loan from PNC Bank, National Association (“PNC”) for $8.7 million, pursuant to the Paycheck Protection Program (the “PPP Loan”) under Division A, Title I of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The PPP Loan, which is in the form of a note dated April 18, 2020 issued by the U.S. Borrower, matures on April 18, 2022. Funds from the PPP Loan may be used for payroll, costs used to continue group health care benefits, rent and utilities. Under the terms of the PPP Loan, certain amounts may be forgiven if they are used for qualifying expenses as described in the CARES Act.
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
As of June 30, 2021, the Company has filed its application of loan forgiveness with PNC and the SBA for forgiveness of $8.0 million of the $8.7 million of funds originally received. The potential loan forgiveness is determined, subject to limitations, based on the use of loan proceeds for payment of qualifying expenses over the 24 weeks after the loan proceeds were disbursed. The unforgiven portion of the loan has an interest rate of 1.0% per annum, and in July 2021, the note was amended to make the unforgiven portion payable over five years on a monthly basis. The Company has deferred interest payments until the Company’s application for forgiveness is completed in accordance with the guidance issued by the SBA and Treasury and the terms of the Company’s PPP Loan. While we currently believe that our use of the loan proceeds will meet the conditions for forgiveness of our PPP Loan, there can be no assurance that forgiveness for any portion of the PPP Loan will be obtained.
The French Loan
In April 2020, S.I.A.R.R. SAS (the “French Borrower”), an indirect subsidiary of the Company, received a loan from BNP Paribas (the “French Loan”) for $5.5 million. On February 17, 2021, the French Borrower entered into an amendment to the French Loan. Under the terms of the amendment, the repayment of the loan was modified to monthly repayments of principal and interest beginning April 2022 through April 2026, from the original maturity of April 9, 2021. In addition, the interest rate on the French Loan was amended to a rate of 1.0% per annum and interest is payable monthly beginning April 2021.
Covenant and Liquidity Matters
The Company is in compliance with all of its financial covenants as of June 30, 2021.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Leases
The Company leases certain facilities, automobiles and equipment under non-cancellable operating leases. Our leases have remaining lease terms of one to eight years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. Leases with an initial term of twelve months or less are not recorded on the condensed consolidated balance sheets; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.
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
Supplemental information for the Company’s leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Operating lease cost	$3,760	$3,600	$7,630	$7,200

	Six Months Ended June 30,
	2021	2020
Operating cash flows from operating leases	$6,120	$8,110
ROU assets obtained in exchange for operating lease obligations	$540	$2,580

	June 30, 2021	December 31, 2020
Weighted average remaining lease term (years)	5.4	6.0
Weighted average discount rate	8.4%	8.4%
10. Contingencies
In April 2020, the Company agreed to a settlement (the “Settlement”) related to certain intellectual property infringement claims made against one of the Company’s subsidiaries in its Horizon Europe-Africa operating segment. The Company settled all historical and future associated claims for $4.4 million to be paid evenly in semi-annual installments on June 30 and December 31 of each year through December 31, 2024. As a result of the Settlement, the Company recorded a $1.5 million charge during the first quarter of 2020 in cost of sales of the accompanying condensed consolidated statements of operations. During the three and six months ended June 30, 2021, the Company recorded $0.1 million and $0.2 million of royalties, respectively, and during the three and six months ended June 30, 2020, the Company recorded $0.2 million of royalties, all of which were recorded in cost of sales in the accompanying condensed consolidated statements of operations.
As of June 30, 2021 and December 31, 2020, the Company had recorded $0.9 million and $0.9 million, respectively, in prepaid expenses and other current assets and $1.4 million and $1.8 million, respectively, in other assets, in the accompanying condensed consolidated balance sheets related to the royalties to be recognized by the Company over the life of future programs connected to the Settlement. In addition, as of June 30, 2021 and December 31, 2020, the Company had $0.9 million and $1.0 million, respectively, in accrued liabilities and $2.4 million and $2.9 million, respectively, in other long-term liabilities, in the accompanying condensed consolidated balance sheets related to the remaining semi-annual installment payments.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
A reconciliation of the numerator and the denominator of basic income (loss) per share attributable to Horizon Global and diluted income (loss) per share attributable to Horizon Global is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands, except for per share amounts)
Numerator:
Net income (loss) from continuing operations	$960	$(16,720)	$(14,190)	$(33,250)
Add: Loss from discontinued operations, net of tax	—	—	—	(500)
Less: Net loss attributable to noncontrolling interest	(330)	(380)	(670)	(670)
Net income (loss) attributable to Horizon Global	$1,290	$(16,340)	$(13,520)	$(33,080)
Denominator:
Weighted average shares outstanding, basic	27,022,652	25,618,793	26,883,818	25,509,794
Dilutive effect of common stock equivalents	5,724,551	—	—	—
Weighted average shares outstanding, diluted	32,747,203	25,618,793	26,883,818	25,509,794

Basic income (loss) per share attributable to Horizon Global
Continuing operations	$0.05	$(0.64)	$(0.50)	$(1.28)
Discontinued operations	—	—	—	(0.02)
Total	$0.05	$(0.64)	$(0.50)	$(1.30)
Diluted income (loss) per share attributable to Horizon Global
Continuing operations	$0.04	$(0.64)	$(0.50)	$(1.28)
Discontinued operations	—	—	—	(0.02)
Total	$0.04	$(0.64)	$(0.50)	$(1.30)
As a result of the net loss from continuing operations for the three months ended June 30, 2020 and six months ended June 30, 2021 and 2020, the effect of certain dilutive securities was excluded from the computation of weighted average diluted shares outstanding, as inclusion would have resulted in anti-dilution. A summary of these anti-dilutive common stock equivalents are as follows:

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Number of options	18,961	18,961	18,961	18,961
Exercise price of options	$9.20 - $11.02	$9.20 - $11.02	$9.20 - $11.02	$9.20 - $11.02
Restricted stock units	—	2,011,211	1,915,451	1,709,598
Convertible Notes	5,005,000	5,005,000	5,005,000	5,005,000
Convertible Notes warrants	5,005,000	5,005,000	5,005,000	5,005,000
Common stock warrants	3,905,486	6,443,910	8,596,184	6,443,910
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
Stock Options
Horizon’s stock option activity is as follows:

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Number of Stock Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	18,961	$10.43
Granted	—	—
Exercised	—	—
Canceled, forfeited	—	—
Expired	—	—
Outstanding at June 30, 2021	18,961	$10.43	4.5	$—
As of June 30, 2021, there was no unrecognized compensation cost related to stock options. During the three and six months ended June 30, 2021 and 2020, there was no stock-based compensation expense recognized by the Company related to stock options. As of June 30, 2021, the aggregate intrinsic value of outstanding stock options was immaterial. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Restricted Stock Units
During the six months ended June 30, 2021, the Company granted an aggregate of 524,711 restricted stock units (“RSUs”) and performance stock units (“PSUs”) to certain key employees and non-employee directors. The total grants consisted of: (i) 83,482 RSUs that vested during the period, (ii) 153,563 time-based RSUs vesting on a ratable basis on March 1, 2022, March 1, 2023 and March 1, 2024, (iii) 230,350 PSUs vesting on April 1, 2024 and (iv) 57,316 time-based RSUs vesting on May 28, 2022.
During 2020, the Company granted an aggregate of 1,502,072 RSUs and PSUs to certain key employees and non-employee directors. The total grants consisted of: (i) 284,859 time-based RSUs vesting on a ratable basis on March 3, 2021, March 3, 2022 and March 3, 2023; (ii) 277,228 time-based RSUs vesting on June 24, 2021; (iii) 21,351 time-based RSUs vesting on a ratable basis on April 2, 2021, March 3, 2022 and March 3, 2023 and (iv) 918,634 PSUs vesting on March 3, 2023.
The performance criteria for the PSUs granted is based on the Company’s three-year cumulative EBITDA. The grant date fair values for the PSUs and RSUs are based on the closing trading price of the Company’s common stock on the date of grant.
The grant date fair value of RSUs is expensed over the vesting period. Changes in the number of RSUs outstanding for the six months ended June 30, 2021 are as follows:

	Number of Restricted Stock Units(a)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	1,800,682	$3.14
Granted	524,711	8.96
Vested	(496,565)	2.63
Canceled, forfeited	(71,669)	5.21
Outstanding at June 30, 2021	1,757,159	$4.94
(a)Includes PSUs at 100% attainment.
As of June 30, 2021, there was $5.7 million in unrecognized compensation costs related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.2 years.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During the three and six months ended June 30, 2021, the Company recognized $0.9 million and $1.7 million, respectively, of stock-based compensation expense related to RSUs, and during the three and six months ended June 30, 2020, the Company recognized $0.9 million and $1.3 million, respectively, of stock-based compensation expense related to RSUs. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Shareholders’ Equity
Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock, par value of $0.01 per share. As of June 30, 2021 and December 31, 2020, there were no preferred shares outstanding.
Common Stock
The Company is authorized to issue 400,000,000 shares of Horizon Global common stock, par value of $0.01 per share. As of June 30, 2021, there were 27,970,998 shares of common stock issued and 27,284,492 shares of common stock outstanding. As of December 31, 2020, there were 27,089,673 shares of common stock issued and 26,403,167 shares of common stock outstanding.
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
As of June 30, 2021, warrants to purchase 1,228,490 shares of the Company’s common stock have been exercised, resulting in the issuance of 972,924 shares of the Company’s common stock. As of June 30, 2021, warrants to purchase 9,231,146 shares of the Company’s common stock were issued and remain outstanding. During the six months ended June 30, 2021, a related-party entity, JKI Holdings, LLC, an entity owned by the chair of our board of directors, exercised in full the warrants that it originally received in connection with the March 2019 issuance described above, and paid the exercise price in cash and received 278,283 shares of common stock. During the six months ended June 30, 2021, the Company recognized $0.3 million of non-cash transactions in connection with warrants exercised.
Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The change in AOCI attributable to Horizon Global by component, net of tax, for the six months ended June 30, 2021 is as follows:

Foreign Currency Translation and Other
(dollars in thousands)
Balance at January 1, 2021	$(6,540)
Net unrealized losses arising during the period	(2,420)
Net change	(2,420)
Balance at June 30, 2021	$(8,960)
The change in AOCI attributable to Horizon Global by component, net of tax, for the six months ended June 30, 2020 is as follows:

Foreign Currency Translation and Other
(dollars in thousands)
Balance at January 1, 2020	$(9,790)
Net unrealized losses arising during the period	(2,300)
Net change	(2,300)
Balance at June 30, 2020	$(12,090)

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. Segment Information
The Company groups its business into operating segments generally by the region in which sales and manufacturing efforts are focused, which are grouped on the basis of similar product, market and operating factors. Each operating segment has discrete financial information evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance. The Company reports the results of its business in two operating segments: Horizon Americas and Horizon Europe-Africa. Horizon Americas is comprised of the Company’s North American operations, and prior to the Brazil Sale also included the Company’s South American operations. Horizon Europe-Africa is comprised of the Company’s European and South African operations. See below for further information regarding the types of products and services provided within each operating segment.
The Company previously had a third operating segment, Horizon Asia-Pacific (“APAC”); however, the APAC segment was sold on September 19, 2019, and is presented as a discontinued operation in the accompanying condensed consolidated financial statements. During the first quarter of 2020, the remaining post-closing conditions of the sale were completed, resulting in a true up to net cash proceeds, which were recognized as a loss on sale of discontinued operations of $0.5 million in accordance with Accounting Standards Codification 205, “Discontinued Operations”.
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
The Company’s operating segment activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Net Sales
Horizon Americas	$128,380	$74,120	$238,210	$166,490
Horizon Europe-Africa	93,740	46,370	183,100	117,250
Total	$222,120	$120,490	$421,310	$283,740
Operating Profit (Loss)
Horizon Americas	$16,760	$3,430	$28,600	$6,160
Horizon Europe-Africa	1,240	(5,970)	2,700	(8,480)
Corporate	(6,670)	(5,430)	(13,190)	(12,330)
Total	$11,330	$(7,970)	$18,110	$(14,650)

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
During the three and six months ended June 30, 2021, the effective income tax rate was 59.3% and (20.4)%, respectively. During the three and six months ended June 30, 2020, the effective income tax rate was (0.5)% and (0.2)%, respectively. The differences in the effective tax rate compared to the statutory tax rate is attributable to the valuation allowance recorded in the U.S. and several foreign jurisdictions, which resulted in no income tax benefit recognized for jurisdictional pretax losses, and therefore, are excluded from the estimated effective tax rate.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis. In completing this evaluation, the Company considers all available evidence in order to determine whether, based on the weight of the evidence, a valuation allowance is necessary. Full valuation allowances that are recorded for deferred tax assets in the U.S. and certain foreign jurisdictions will be maintained until sufficient positive evidence exists to reduce or eliminate them. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include, but are not limited to, recent historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences, tax planning strategies. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. The Company has recently experienced pre-tax losses. As of June 30, 2021, the Company believes that it is more likely than not that the recorded deferred tax assets will be realized.
16. Other Expense, Net
Other expense, net consists of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Loss on sale of business	$(2,230)	$—	$(2,230)	$—
Foreign currency gain (loss)	460	(220)	(1,650)	(1,750)
Customer pay discounts	(260)	(270)	(500)	(540)
Other, net	40	40	160	170
Total	$(1,990)	$(450)	$(4,220)	$(2,120)

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
Overview
Headquartered in Plymouth, Michigan, Horizon Global Corporation and its consolidated subsidiaries (“Horizon,” “Horizon Global,” “we,” or the “Company”) are a leading designer, manufacturer and distributor of a wide variety of high-quality, custom-engineered towing, trailering, cargo management and other related accessory products primarily in the North American, European and African markets, primarily servicing the aftermarket, automotive original equipment manufacturers (“automotive OEMs”) and automotive original equipment servicers (“automotive OESs”) (collectively, “OEs”), retail, e-commerce and industrial channels, supporting our customers generally through a regional service and delivery model.
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
•Our ability to manage our cost structure more efficiently via global supply base management, internal sourcing and/or purchasing of materials, freight and logistics management, selective outsourcing of support functions, working capital management and a global approach to leverage our administrative functions; and
•Our ability to manage liquidity and other economic and business uncertainties related to the COVID-19 pandemic that may result in future business disruption, including any mandated operating restrictions such as temporary facility closures.
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
The following table summarizes Adjusted EBITDA for our operating segments for the three months ended June 30, 2021:

	Three Months Ended June 30, 2021
	Horizon Americas	Horizon Europe-Africa	Corporate	Consolidated
	(dollars in thousands)
Net income attributable to Horizon Global				$1,290
Net loss attributable to noncontrolling interest				(330)
Net income				$960
Interest expense				6,980
Income tax expense				1,400
Depreciation and amortization				5,220
EBITDA	$15,980	$5,040	$(6,460)	$14,560
Net loss attributable to noncontrolling interest	—	330	—	330
Restructuring, relocation and related business disruption costs	20	90	(40)	70
Non-cash stock compensation	—	—	850	850
Loss (gain) on business divestitures and other assets	2,480	(10)	—	2,470
Debt issuance costs	—	—	190	190
Unrealized foreign currency remeasurement costs	—	(340)	(110)	(450)
Adjusted EBITDA	$18,480	$5,110	$(5,570)	$18,020

The following table summarizes Adjusted EBITDA for our operating segments for the three months ended June 30, 2020:

	Three Months Ended June 30, 2020
	Horizon Americas	Horizon Europe-Africa	Corporate	Consolidated
	(dollars in thousands)
Net loss attributable to Horizon Global				$(16,340)
Net loss attributable to noncontrolling interest				(380)
Net loss				$(16,720)
Interest expense				8,220
Income tax expense				80
Depreciation and amortization				5,470
EBITDA	$5,350	$(3,250)	$(5,050)	$(2,950)
Net loss attributable to noncontrolling interest	—	380	—	380
Restructuring, relocation and related business disruption costs	410	30	210	650
Non-cash stock compensation	—	—	900	900
Loss on business divestitures and other assets	240	—	40	280
Debt issuance costs	—	—	560	560
Unrealized foreign currency remeasurement costs	(100)	690	(370)	220
Adjusted EBITDA	$5,900	$(2,150)	$(3,710)	$40

Segment Information
Financial information for our operating segments for the three months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30,				Change		Constant Currency Change
	2021	As a Percentage of Net Sales	2020	As a Percentage of Net Sales	$	%	$	%
	(dollars in thousands)
Net Sales
Horizon Americas	$128,380	57.8%	$74,120	61.5%	$54,260	73.2%	$54,270	73.2%
Horizon Europe-Africa	93,740	42.2%	46,370	38.5%	47,370	102.2%	39,480	85.1%
Total	$222,120	100.0%	$120,490	100.0%	$101,630	84.3%	$93,750	77.8%
Gross Profit
Horizon Americas	$35,080	27.3%	$18,140	24.5%	$16,940	93.4%	$16,700	92.1%
Horizon Europe-Africa	12,210	13.0%	(90)	(0.2)%	12,300	13,666.7%	11,390	12,655.6%
Total	$47,290	21.3%	$18,050	15.0%	$29,240	162.0%	$28,090	155.6%
Selling, General and Administrative Expenses
Horizon Americas	$18,320	14.3%	$14,730	19.9%	$3,590	24.4%	$3,480	23.6%
Horizon Europe-Africa	10,970	11.7%	5,870	12.7%	5,100	86.9%	4,140	70.5%
Corporate	6,670	N/A	5,420	N/A	1,250	23.1%	1,250	23.1%
Total	$35,960	16.2%	$26,020	21.6%	$9,940	38.2%	$8,870	34.1%
Operating Profit (Loss)
Horizon Americas	$16,760	13.1%	$3,430	4.6%	$13,330	388.6%	$13,210	385.1%
Horizon Europe-Africa	1,240	1.3%	(5,970)	(12.9)%	7,210	120.8%	7,240	121.3%
Corporate	(6,670)	N/A	(5,430)	N/A	(1,240)	(22.8%)	(1,240)	(22.8%)
Total	$11,330	5.1%	$(7,970)	(6.6)%	$19,300	242.2%	$19,210	241.0%
Capital Expenditures
Horizon Americas	$2,880	2.2%	$900	1.2%	$1,980	220.0%	$1,970	218.9%
Horizon Europe-Africa	3,700	3.9%	490	1.1%	3,210	655.1%	3,170	646.9%
Corporate	—	N/A	—	N/A	—	—%	—	—%
Total	$6,580	3.0%	$1,390	1.2%	$5,190	373.4%	$5,140	369.8%
Depreciation of Property and Equipment and Amortization of Intangibles
Horizon Americas	$1,780	1.4%	$2,040	2.8%	$(260)	(12.7%)	$(280)	(13.7%)
Horizon Europe-Africa	3,390	3.6%	3,370	7.3%	20	0.6%	(260)	(7.7%)
Corporate	50	N/A	60	N/A	(10)	(16.7%)	(10)	(16.7%)
Total	$5,220	2.4%	$5,470	4.5%	$(250)	(4.6%)	$(550)	(10.1%)
Adjusted EBITDA
Horizon Americas	$18,480	14.4%	$5,900	8.0%	$12,580	213.2%	N/A	N/A
Horizon Europe-Africa	5,110	5.5%	(2,150)	(4.6)%	7,260	337.7%	N/A	N/A
Corporate	(5,570)	N/A	(3,710)	N/A	(1,860)	(50.1%)	N/A	N/A
Total	$18,020	8.1%	$40	—%	$17,980	44,950.0%	N/A	N/A

Results of Operations
Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020
Consolidated net sales increased $101.6 million, or 84.3%, to $222.1 million during the three months ended June 30, 2021, as compared to $120.5 million during the three months ended June 30, 2020. The impact was driven by an increase in net sales in Horizon Americas and Horizon Europe-Africa primarily as a result of the impacts of economic uncertainty and business disruptions of the COVID-19 pandemic that significantly impacted the Company in the second quarter of 2020. Net sales for Horizon Americas increased $54.3 million, driven primarily by increases in sales volumes in the aftermarket, automotive OEM and retail sales channels, as well as pricing recovery initiatives driven by commodity and input cost price increases. Net sales for Horizon Europe-Africa increased $47.3 million, driven primarily by increases in sales volumes in the automotive OEM, automotive OES and aftermarket sales channels, as well as $7.9 million of favorable currency translation.
Gross profit margin (gross profit as a percentage of net sales) was 21.3% and 15.0% during the three months ended June 30, 2021 and 2020, respectively. The improved gross profit margin is primarily due to higher net sales in Horizon Americas and Horizon Europe-Africa as detailed above, coupled with favorable net sales channel mix, as well as improved operating efficiency during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, as a result of the impacts of the COVID-19 pandemic experienced in the second quarter of 2020.
Selling, general and administrative (“SG&A”) expenses increased $9.9 million, primarily attributable to $4.9 million higher personnel and other variable compensation costs combined across the Company, driven by temporary salary reductions in the U.S. and participation in certain payroll reimbursement programs in Horizon Europe-Africa in the second quarter of 2020 in response to the impacts of the COVID-19 pandemic. Unfavorable currency translation in Horizon Europe-Africa of $1.0 million also contributed to the increase.
Operating margin (operating profit (loss) as a percentage of net sales) was 5.1% and (6.6)% during the three months ended June 30, 2021 and 2020, respectively. Operating profit improved $19.3 million to an operating profit of $11.3 million during the three months ended June 30, 2021, from an operating loss of $(8.0) million during the three months ended June 30, 2020. Improved operating profit and operating margin were primarily due to the operational results detailed above.
Other expense, net increased $1.5 million to $2.0 million during the three months ended June 30, 2021, as compared to $0.5 million during the three months ended June 30, 2020, primarily attributable to the $2.2 million loss on the sale of the Company’s Brazil business during the three months ended June 30, 2021. Refer to Note 4, Goodwill and Other Intangible Assets, in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this Quarterly Report on Form 10-Q for additional information of the sale of the Company’s Brazil business.
Interest expense decreased $1.2 million to $7.0 million during the three months ended June 30, 2021, as compared to $8.2 million during the three months ended June 30, 2020, primarily as a result of the Company’s February 2021 refinancing, which resulted in a new term loan agreement and replaced the Company’s existing term loan agreement. The new term loan included a lower interest rate and removed paid-in-kind interest, resulting in lower interest expense for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. Refer to Note 8, Long-term Debt, in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this Quarterly Report on Form 10-Q for additional information of the Company’s February 2021 refinancing.
The effective income tax rate for the three months ended June 30, 2021 and 2020 was 59.3% and (0.5)%, respectively. The increase in tax expense and related impacts on the effective income tax rate for the three months ended June 30, 2021 is attributable to projected jurisdictional income mix in jurisdictions not in a valuation allowance, coupled with utilization limitations on usage of U.S. tax attributes. The difference in the effective tax rate compared to the statutory tax rate for both periods is attributable to the valuation allowance recorded in the U.S. and several foreign jurisdictions, which resulted in no income tax benefit recognized for jurisdictional pretax losses, and therefore, are excluded from the estimated effective tax rate.
Net income from continuing operations increased $17.7 million to $1.0 million during the three months ended June 30, 2021, compared to a net loss from continuing operations of $(16.7) million during the three months ended June 30, 2020. The improvement was attributable to the operational results detailed above.
See below for a discussion of operating results by segment.

Horizon Americas
Net sales by sales channel, in thousands, for Horizon Americas are as follows:

	Three Months Ended June 30,		Change
	2021	2020	$	%
Net Sales
Aftermarket	$40,560	$22,280	$18,280	82.0%
Automotive OEM	22,650	9,510	13,140	138.2%
Automotive OES	4,240	1,080	3,160	292.6%
Retail	32,610	22,830	9,780	42.8%
E-commerce	19,730	13,370	6,360	47.6%
Industrial	8,590	5,040	3,550	70.4%
Other	—	10	(10)	(100.0)%
Total	$128,380	$74,120	$54,260	73.2%
Net sales increased $54.3 million, or 73.2%, to $128.4 million during the three months ended June 30, 2021, as compared to $74.1 million during the three months ended June 30, 2020, primarily attributable to higher sales volumes in all sales channels. The increased volumes compared to the three months ended June 30, 2020, are attributable to the impacts of economic uncertainty and business disruptions of the COVID-19 pandemic that impacted the Company in the second quarter of 2020. Net sales also increased by $10.3 million in 2021 due to pricing increases, which were implemented to recover increased material and input costs. The increase was partially offset by a $5.0 million increase in sales returns and allowances during the three months ended June 30, 2021, as compared with the three months ended June 30, 2020, primarily as a result of the higher sales volumes experienced.
Horizon Americas’ gross profit increased $17.0 million, or 93.4%, to $35.1 million, or 27.3% of net sales, during the three months ended June 30, 2021, as compared to $18.1 million, or 24.5% of net sales, during the three months ended June 30, 2020. The increase in gross profit and gross profit margin reflects the changes in sales detailed above. Additionally, gross profit was impacted by the following:
–$0.9 million of favorable tariff recoveries;
–$5.2 million unfavorable manufacturing input costs, such as material costs due to increasing commodity and raw material market prices, coupled with other input costs; and
–$2.3 million unfavorable outbound freight costs driven by higher sales volumes discussed above.
SG&A increased $3.6 million to $18.3 million, or 14.3% of net sales, during the three months ended June 30, 2021, as compared to $14.7 million, or 19.9% of net sales, during the three months ended June 30, 2020. The increase in SG&A was primarily attributable to the cost saving initiatives implemented by the Company and corresponding savings realized during the second quarter of 2020 in response to the impacts of the COVID-19 pandemic. As a result, the increase in SG&A is attributable to the following:
–$2.3 million higher personnel and other variable compensation costs, primarily as a result of temporary salary reductions in the U.S. and other compensation and benefit cost reductions in the second quarter of 2020 in response to the impacts of the COVID-19 pandemic; and
–$0.9 million higher outside professional fees and other administrative costs.
Horizon Americas’ operating profit increased $13.4 million to $16.8 million, or 13.1% of net sales, during the three months ended June 30, 2021, as compared to $3.4 million, or 4.6% of net sales, during the three months ended June 30, 2020. Improved operating profit and operating margin were primarily due to the operational results detailed above.
Horizon Americas’ Adjusted EBITDA increased $12.6 million to $18.5 million during the three months ended June 30, 2021, as compared to Adjusted EBITDA of $5.9 million during the three months ended June 30, 2020. Adjusted EBITDA improved primarily due to the operational results detailed above.

Horizon Europe-Africa
Net sales by sales channel, in thousands, for Horizon Europe-Africa are as follows:

	Three Months Ended June 30,		Change
	2021	2020	$	%
Net Sales
Aftermarket	$26,130	$16,680	$9,450	56.7%
Automotive OEM	44,190	20,620	23,570	114.3%
Automotive OES	19,970	7,720	12,250	158.7%
E-commerce	1,960	230	1,730	752.2%
Industrial	630	340	290	85.3%
Other	860	780	80	10.3%
Total	$93,740	$46,370	$47,370	102.2%
Net sales increased $47.3 million, or 102.2%, to $93.7 million during the three months ended June 30, 2021, as compared to $46.4 million, during the three months ended June 30, 2020, primarily attributable to higher sales volumes in the automotive OEM, automotive OES and aftermarket sales channels. The increased volumes are attributable to the impacts of economic uncertainty and business disruptions of the COVID-19 pandemic that impacted the Company in the second quarter of 2020. The increase was also due to $7.9 million of favorable currency translation.
Horizon Europe-Africa’s gross profit increased $12.3 million, or 13,666.7%, to $12.2 million, or 13.0% of net sales, during the three months ended June 30, 2021, from $(0.1) million, or (0.2)% of net sales, during the three months ended June 30, 2020. The increase in gross profit and gross profit margin reflects the changes in sales detailed above. Additionally, gross profit was impacted by the following:
–$2.5 million higher labor costs, primarily as a result of payroll costs reimbursed in the prior year under terms of certain government payroll reimbursement programs;
–$1.1 million unfavorable outbound freight costs driven by higher sales volumes discussed above; and
–$0.8 million unfavorable manufacturing input costs, such as material costs due to increasing commodity and raw material market prices, coupled with other input costs.
SG&A increased $5.1 million to $11.0 million, or 11.7% of net sales, during the three months ended June 30, 2021, as compared to $5.9 million, or 12.7% of net sales, during the three months ended June 30, 2020. The increase in SG&A was primarily attributable to the cost saving initiatives implemented by the Company and corresponding savings realized during the second quarter of 2020 in response to the impacts of the COVID-19 pandemic. As a result, the increase in SG&A is attributable to the following:
–$1.3 million of higher personnel and other variable compensation cost, partially as a result of payroll costs reimbursed in the prior year under terms of certain government payroll reimbursement programs;
–$1.3 million of higher outside professional fees and other administrative costs; and
–$1.0 million of unfavorable currency translation.
Horizon Europe-Africa’s operating profit increased $7.2 million to an operating profit of $1.2 million, or 1.3% of net sales, during the three months ended June 30, 2021, as compared to an operating loss of $(6.0) million, or (12.9)% of net sales, during the three months ended June 30, 2020. Improved operating profit and operating margin were primarily due to the operational results detailed above.
Horizon Europe-Africa’s Adjusted EBITDA increased $7.3 million to $5.1 million during the three months ended June 30, 2021, as compared to Adjusted EBITDA of $(2.2) million during the three months ended June 30, 2020. Adjusted EBITDA improved primarily due to the operational results detailed above.

Corporate Expenses
Corporate expenses included in operating profit increased $1.3 million to $6.7 million during the three months ended June 30, 2021, as compared to $5.4 million during the three months ended June 30, 2020. The increase was primarily attributable to the following:
–$1.3 million higher personnel and other variable compensation costs, primarily as a result of temporary salary reductions in the U.S. and other compensation and benefit cost reductions in the second quarter of 2020 in response to the impacts of the COVID-19 pandemic.
Corporate Adjusted EBITDA was $(5.6) million during the three months ended June 30, 2021, as compared to Adjusted EBITDA of $(3.7) million during the three months ended June 30, 2020. The change in Adjusted EBITDA was primarily due to the operational results detailed above.
The following table summarizes Adjusted EBITDA for our operating segments for the six months ended June 30, 2021:

	Six Months Ended June 30, 2021
	Horizon Americas	Horizon Europe-Africa	Corporate	Consolidated
	(dollars in thousands)
Net loss attributable to Horizon Global				$(13,520)
Net loss attributable to noncontrolling interest				(670)
Net loss				$(14,190)
Interest expense				14,030
Income tax expense				2,400
Depreciation and amortization				10,720
EBITDA	$29,180	$8,830	$(25,050)	$12,960
Net loss attributable to noncontrolling interest	—	670	—	670
Restructuring, relocation and related business disruption costs	(840)	20	(40)	(860)
Loss on debt extinguishment	—	—	11,650	11,650
Non-cash stock compensation	—	—	1,710	1,710
Loss (gain) on business divestitures and other assets	2,720	(10)	—	2,710
Debt issuance costs	—	—	190	190
Unrealized foreign currency remeasurement costs	270	950	420	1,640
Adjusted EBITDA	$31,330	$10,460	$(11,120)	$30,670

The following table summarizes Adjusted EBITDA for our operating segments for the six months ended June 30, 2020:

	Six Months Ended June 30, 2020
	Horizon Americas	Horizon Europe-Africa	Corporate	Consolidated
	(dollars in thousands)
Net loss attributable to Horizon Global				$(33,080)
Net loss attributable to noncontrolling interest				(670)
Net loss				$(33,750)
Interest expense				16,410
Income tax expense				70
Depreciation and amortization				10,530
EBITDA	$10,290	$(4,340)	$(12,690)	$(6,740)
Net loss attributable to noncontrolling interest	—	670	—	670
Loss from discontinued operations, net of tax	—	—	500	500
Severance	530	20	(10)	540
Restructuring, relocation and related business disruption costs	1,300	30	320	1,650
Non-cash stock compensation	—	—	1,320	1,320
Loss (gain) on business divestitures and other assets	600	(180)	40	460
Product liability and litigation claims	—	1,510	—	1,510
Debt issuance costs	—	—	1,310	1,310
Unrealized foreign currency remeasurement costs	(700)	2,440	10	1,750
Adjusted EBITDA	$12,020	$150	$(9,200)	$2,970

The following table summarizes financial information for our operating segments for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,				Change		Constant Currency Change
	2021	As a Percentage of Net Sales	2020	As a Percentage of Net Sales	$	%	$	%
	(dollars in thousands)
Net Sales
Horizon Americas	$238,210	56.5%	$166,490	58.7%	$71,720	43.1%	$72,160	43.3%
Horizon Europe-Africa	183,100	43.5%	117,250	41.3%	65,850	56.2%	51,020	43.5%
Total	$421,310	100.0%	$283,740	100.0%	$137,570	48.5%	$123,180	43.4%
Gross Profit
Horizon Americas	$64,350	27.0%	$37,760	22.7%	$26,590	70.4%	$26,450	70.0%
Horizon Europe-Africa	23,500	12.8%	6,540	5.6%	16,960	259.3%	15,180	232.1%
Total	$87,850	20.9%	$44,300	15.6%	$43,550	98.3%	$41,630	94.0%
Selling, General and Administrative Expenses
Horizon Americas	$35,750	15.0%	$31,620	19.0%	$4,130	13.1%	$4,120	13.0%
Horizon Europe-Africa	20,800	11.4%	15,020	12.8%	5,780	38.5%	4,070	27.1%
Corporate	13,190	N/A	12,310	N/A	880	7.1%	880	7.1%
Total	$69,740	16.6%	$58,950	20.8%	$10,790	18.3%	$9,070	15.4%
Operating Profit (Loss)
Horizon Americas	$28,600	12.0%	$6,160	3.7%	$22,440	364.3%	$22,320	362.3%
Horizon Europe-Africa	2,700	1.5%	(8,480)	(7.2)%	11,180	131.8%	11,090	130.8%
Corporate	(13,190)	N/A	(12,330)	N/A	(860)	(7.0)%	(860)	(7.0)%
Total	$18,110	4.3%	$(14,650)	(5.2)%	$32,760	223.6%	$32,550	222.2%
Capital Expenditures
Horizon Americas	$4,380	1.8%	$1,470	0.9%	$2,910	198.0%	$2,900	197.3%
Horizon Europe-Africa	5,560	3.0%	3,980	3.4%	1,580	39.7%	1,060	26.6%
Corporate	—	N/A	—	N/A	—	—%	—	—%
Total	$9,940	2.4%	$5,450	1.9%	$4,490	82.4%	$3,960	72.7%
Depreciation of Property and Equipment and Amortization of Intangibles
Horizon Americas	$3,690	1.5%	$4,200	2.5%	$(510)	(12.1)%	$(500)	(11.9)%
Horizon Europe-Africa	6,930	3.8%	6,220	5.3%	710	11.4%	160	2.6%
Corporate	100	N/A	110	N/A	(10)	(9.1)%	(10)	(9.1)%
Total	$10,720	2.5%	$10,530	3.7%	$190	1.8%	$(350)	(3.3)%
Adjusted EBITDA
Horizon Americas	$31,330	13.2%	$12,020	7.2%	$19,310	160.6%	N/A	N/A
Horizon Europe-Africa	10,460	5.7%	150	0.1%	10,310	6,873.3%	N/A	N/A
Corporate	(11,120)	N/A	(9,200)	N/A	(1,920)	(20.9)%	N/A	N/A
Total	$30,670	7.3%	$2,970	1.0%	$27,700	932.7%	N/A	N/A

Results of Operations

Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020
Consolidated net sales increased $137.6 million, or 48.5%, to $421.3 million during the six months ended June 30, 2021, as compared to $283.7 million during the six months ended June 30, 2020. The impact was driven by an increase in net sales in Horizon Americas and Horizon Europe-Africa primarily as a result of the impacts of economic uncertainty and business disruptions of the COVID-19 pandemic that began to impact the Company near the end of the first quarter of 2020, and significantly impacted the Company during the second quarter of 2020. Net sales for Horizon Americas increased $71.7 million, driven primarily by increases in sales volumes in the aftermarket, automotive OEM, retail and e-commerce sales channels, as well as pricing recovery initiatives driven by commodity and input cost price increases. Net sales for Horizon Europe-Africa increased $65.9 million, driven primarily by increases in sales volumes in the automotive OEM, automotive OES and aftermarket sales channels, as well as $14.8 million of favorable currency translation.
Gross profit margin was 20.9% and 15.6% during the six months ended June 30, 2021 and 2020, respectively. The improved gross profit margin is primarily due to higher net sales in Horizon Americas and Horizon Europe-Africa as detailed above, coupled with favorable net sales channel mix, as well as improved operating efficiency during the six months ended June 30, 2021, as compared to six months ended June 30, 2020, as a result of the impacts of the COVID-19 pandemic experienced during the six months ended June 30, 2020.
SG&A increased $10.8 million primarily attributable to $7.9 million higher personnel and other variable compensation costs combined across the Company, driven primarily by temporary salary reductions in the U.S. and the Company’s participation in certain payroll reimbursement programs in the second quarter of 2020 in response to the impacts of the COVID-19 pandemic. Unfavorable currency translation in Horizon Europe-Africa of $1.7 million also contributed to the increase.
Operating margin was 4.3% and (5.2)% during the six months ended June 30, 2021 and 2020, respectively. Operating profit improved $32.8 million to an operating profit of $18.1 million during the six months ended June 30, 2021, from an operating loss of $(14.7) million during the six months ended June 30, 2020. Improved operating profit and operating margin were primarily due to the operational results detailed above.
Other expense, net increased $2.1 million to $4.2 million during the six months ended June 30, 2021, as compared to $2.1 million during the six months ended June 30, 2020, primarily attributable to the $2.2 million loss on the sale of the Company’s Brazil business completed during the second quarter of 2021. Refer to Note 4, Goodwill and Other Intangible Assets, in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this Quarterly Report on Form 10-Q for additional information of the sale of the Company’s Brazil business.
Interest expense decreased $2.4 million to $14.0 million during the six months ended June 30, 2021, as compared to $16.4 million during the six months ended June 30, 2020, primarily as a result of the Company’s February 2021 refinancing, which resulted in a new term loan agreement and replaced the Company’s existing term loan agreement. The new term loan included a lower interest rate and removed paid-in-kind interest, resulting in lower interest expense for the six months ended June 30, 2021. Additionally, as a result of the refinancing, the Company incurred an $11.7 million loss on debt extinguishment related to the termination of the existing term loan agreement. Refer to Note 8, Long-term Debt, in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this Quarterly Report on Form 10-Q for additional information.
The effective income tax rate for the six months ended June 30, 2021 and 2020 was (20.4)% and (0.2)%, respectively. The increase in tax expense and related impacts on the effective income tax rate for the six months ended June 30, 2021 is attributable to projected jurisdictional income mix in jurisdictions not in a valuation allowance, coupled with utilization limitations on usage of U.S. tax attributes. The difference in the effective tax rate compared to the statutory tax rate for both periods is attributable to the valuation allowance recorded in the U.S. and several foreign jurisdictions, which resulted in no income tax benefit recognized for jurisdictional pretax losses, and therefore, are excluded from the estimated effective tax rate.
Net loss from continuing operations improved $19.1 million, to a net loss of $(14.2) million for the six months ended June 30, 2021, compared to a net loss from continuing operations of $(33.3) million for the six months ended June 30, 2020. The improvement was attributable to the operational results detailed above.
Loss from discontinued operations, net of tax is attributable to the sale of the Company’s former APAC operating segment, which was sold in September 2019. During the six months ended June 30, 2020, the remaining post-closing conditions of the sale were completed, including a true up to net cash proceeds, which resulted in a loss on sale of discontinued operations of $0.5 million, in accordance with Accounting Standards Codification 205-20, “Discontinued Operations”.
See below for a discussion of operating results by segment.

Horizon Americas
Net sales by sales channel, in thousands, for Horizon Americas are as follows:

	Six Months Ended June 30,		Change
	2021	2020	$	%
Net Sales
Aftermarket	$72,250	$49,050	$23,200	47.3%
Automotive OEM	50,170	29,870	20,300	68.0%
Automotive OES	8,100	2,350	5,750	244.7%
Retail	55,190	46,400	8,790	18.9%
E-commerce	34,250	25,880	8,370	32.3%
Industrial	18,250	12,890	5,360	41.6%
Other	—	50	(50)	N/A
Total	$238,210	$166,490	$71,720	43.1%
Net sales increased $71.7 million, or 43.1%, to $238.2 million during the six months ended June 30, 2021, as compared to $166.5 million during the six months ended June 30, 2020, primarily attributable to higher sales volumes in all sales channels. The increased volumes compared to the six months ended June 30, 2020, are attributable to the impacts of economic uncertainty and business disruptions of the COVID-19 pandemic that began to impact the Company near the end of the first quarter of 2020, and significantly impacted the Company during the second quarter of 2020. Net sales also increased by $13.1 million in 2021 due to pricing increases, which were implemented to recover increased material and input costs. The increase was partially offset by a $3.7 million increase in sales returns and allowances during the six months ended June 30, 2021, as compared with the six months ended June 30, 2020, primarily as a result of the higher sales volumes experienced.
Horizon Americas’ gross profit increased $26.6 million, or 70.4%, to $64.4 million, or 27.0% of net sales, during the six months ended June 30, 2021, as compared to $37.8 million, or 22.7% of net sales, during the six months ended June 30, 2020. The increase in gross profit and gross profit margin reflects the changes in sales detailed above. Additionally, gross profit was impacted by the following:
–$2.1 million of favorable tariff recoveries;
–$4.0 million unfavorable outbound freight costs driven by higher sales volumes discussed above; and
–$3.7 million unfavorable manufacturing input costs, such as material costs due to increasing commodity and raw material market prices, coupled with other input costs.
SG&A increased $4.2 million to $35.8 million, or 15.0% of net sales during the six months ended June 30, 2021, as compared to $31.6 million, or 19.0% of net sales, during the six months ended June 30, 2020. The increase in SG&A was primarily attributable to the cost saving initiatives implemented by the Company and corresponding savings realized during the second quarter of 2020 in response to the impacts of the COVID-19 pandemic. As a result, the increase in SG&A is attributable to the following:
–$3.8 million higher personnel and other variable compensation costs, primarily as a result of temporary salary reductions in the U.S. and other compensation and benefit cost reductions in the second quarter of 2020 in response to the impacts of the COVID-19 pandemic;
–$1.5 million higher distribution center lease and variable operating and other support costs; partially offset by:
–$0.8 million lower depreciation and amortization.
Horizon Americas’ operating profit increased $22.4 million to $28.6 million, or 12.0% of net sales, during the six months ended June 30, 2021, as compared to $6.2 million, or 3.7% of net sales, during the six months ended June 30, 2020. Improved operating profit and operating margin were primarily due to the operational results detailed above.
Horizon Americas’ Adjusted EBITDA increased $19.3 million to $31.3 million during the six months ended June 30, 2021, as compared to Adjusted EBITDA of $12.0 million during the six months ended June 30, 2020. Adjusted EBITDA improved primarily due to operational results detailed above.

Horizon Europe-Africa
Net sales by sales channel, in thousands, for Horizon Europe-Africa are as follows:

	Six Months Ended June 30,		Change
	2021	2020	$	%
Net Sales
Aftermarket	$48,550	$32,390	$16,160	49.9%
Automotive OEM	92,750	62,020	30,730	49.5%
Automotive OES	36,030	20,180	15,850	78.5%
E-commerce	3,390	660	2,730	413.6%
Industrial	1,180	660	520	78.8%
Other	1,200	1,340	(140)	(10.4)%
Total	$183,100	$117,250	$65,850	56.2%
Net sales increased $65.9 million, or 56.2%, to $183.1 million during the six months ended June 30, 2021, as compared to $117.3 million during the six months ended June 30, 2020, primarily attributable to higher sales volumes in the automotive OEM, automotive OES and aftermarket sales channels. The increased volumes are attributable to the impacts of economic uncertainty and business disruptions of the COVID-19 pandemic that began to impact the Company near the end of the first quarter of 2020, and significantly impacted the Company during the second quarter of 2020. The increase was also due to $14.8 million of favorable currency translation.
Horizon Europe-Africa’s gross profit increased $17.0 million, or 259.3%, to $23.5 million, or 12.8% of net sales, during the six months ended June 30, 2021, from $6.5 million, or 5.6% of net sales, during the six months ended June 30, 2020. The increase in gross profit margin reflects the changes in sales detailed above. Additionally, gross profit was impacted by the following:
–$3.7 million favorable manufacturing costs driven by improved operating efficiency and partially offset by unfavorable manufacturing input costs, such as material costs due to increasing commodity and raw material market prices, coupled with other input costs;
–$1.5 million favorable litigation settlement costs related to the charge incurred in the prior year for settlement of intellectual property infringement claims, see Note 10, Contingencies, included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements” for more information;
–$3.9 million higher labor costs, primarily as a result of payroll costs reimbursed in the prior year under terms of certain government payroll reimbursement programs; and
–$1.3 million unfavorable outbound freight costs driven by higher sales volumes discussed above.
SG&A increased $5.8 million to $20.8 million, or 11.4% of net sales during the six months ended June 30, 2021, as compared to $15.0 million, or 12.8% of net sales, during the six months ended June 30, 2020. The increase in SG&A was primarily attributable to the cost saving initiatives implemented by the Company and corresponding savings realized during the second quarter of 2020 in response to the impacts of the COVID-19 pandemic. As a result, the increase in SG&A is attributable to the following:
–$1.8 million higher personnel and other variable compensation cost, partially as a result of payroll costs reimbursed in the prior year under terms of certain government payroll reimbursement programs;
–$1.2 million of higher outside professional fees and other administrative costs; and
–$1.7 million of unfavorable currency translation.
Horizon Europe-Africa’s operating profit increased $11.2 million to an operating profit of $2.7 million, or 1.5% of net sales during the six months ended June 30, 2021, as compared to an operating loss of $(8.5) million, or (7.2)% of net sales, during the six months ended June 30, 2020. Improved operating profit and operating margin were primarily due to the operational results described above.
Horizon Europe-Africa’s Adjusted EBITDA increased $10.3 million to $10.5 million during the six months ended June 30, 2021, as compared to Adjusted EBITDA of $0.2 million during the six months ended June 30, 2020. Adjusted EBITDA improved primarily due to operational results detailed above.

Corporate Expenses
Corporate expenses included in operating profit increased $0.9 million to $13.2 million during the six months ended June 30, 2021, as compared to $12.3 million during the six months ended June 30, 2020. The increase was primarily attributable to the following:
–$2.3 million higher personnel and other variable compensation costs primarily as a result of temporary salary reductions in the U.S. and other compensation and benefit cost reductions in the second quarter of 2020 in response to the impacts of the COVID-19 pandemic; partially offset by:
–$1.1 million lower costs incurred related to professional service fees and other costs associated with new debt issuance, amendments, and modifications and related structure changes.
Corporate Adjusted EBITDA was $(11.1) million during the six months ended June 30, 2021, as compared to Adjusted EBITDA of $(9.2) million during the six months ended June 30, 2020. The change in Adjusted EBITDA was primarily due to the higher personnel and compensation costs described above.

Liquidity and Capital Resources
Our capital and working capital requirements are funded through a combination of cash on hand, cash flows from operations, and various borrowings and factoring arrangements described below, including our asset-based Revolving Credit Facility (as defined below). As of June 30, 2021, and December 31, 2020, we had $12.9 million and $18.2 million, respectively, of cash and cash equivalents held at foreign subsidiaries. There may be country specific regulations, which may restrict or result in increased costs in the repatriation of these funds.
In March 2020, the Company, as guarantor, entered into a Loan and Security Agreement (the “Loan Agreement”) with Encina Business Credit, LLC (“Encina”), as agent for the lenders party thereto, and Horizon Global Americas Inc. and Cequent Towing Products of Canada Ltd., as borrowers (the “ABL Borrowers”). The Loan Agreement provides for an asset-based revolving credit facility (the “Revolving Credit Facility”) in the maximum aggregate principal amount of $75.0 million subject to customary borrowing base limitations contained therein, and may be increased at the ABL Borrowers’ request in increments of $5.0 million, up to a maximum of five times over the life of the Revolving Credit Facility, for a total increase of up to $25.0 million. As of June 30, 2021, the Company had availability of $37.3 million under the Revolving Credit Facility and $11.8 million of cash and cash equivalents in the United States.
As of June 30, 2021 and December 31, 2020, total cash and availability was $62.0 million and $83.4 million, respectively. The Company defines cash and availability as cash and cash equivalents and amounts of cash accessible but undrawn from credit facilities.
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
In April 2020, Horizon Global Company LLC (the “U.S. Borrower”), a direct U.S.-based subsidiary of the Company, received a loan from PNC Bank, National Association (“PNC”) for $8.7 million, pursuant to the Paycheck Protection Program (the “PPP Loan”) under Division A, Title I of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The PPP Loan, which is in the form of a note dated April 18, 2020 issued by the U.S. Borrower, matures on April 18, 2022. Funds from the PPP Loan may be used for payroll, costs used to continue group health care benefits, rent and utilities. Under the terms of the PPP Loan, certain amounts may be forgiven if they are used for qualifying expenses as described in the CARES Act.
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
As of June 30, 2021, the Company has filed its application of loan forgiveness with PNC and the SBA for forgiveness of $8.0 million of $8.7 million of funds originally received. The potential loan forgiveness is determined, subject to limitations, based on the use of loan proceeds for payment of qualifying expenses over the 24 weeks after the loan proceeds were disbursed. The unforgiven portion of the loan has an interest rate of 1.0% per annum, and in July 2021, the note was amended to make the unforgiven portion payable over five years on a monthly basis. The Company has deferred interest payments until the Company’s application for forgiveness is completed in accordance with the guidance issued by the SBA and Treasury and the terms of the Company’s PPP Loan. While we currently believe that our use of the loan proceeds will meet the conditions for forgiveness of our PPP Loan, there can be no assurance that forgiveness for any portion of the PPP Loan will be obtained.
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

We believe the combination of these sources, as well as the changes to our capital structure following our recent refinancing activities, as fully summarized below, will enable us to meet our working capital, capital expenditures and other funding requirements. Our ability to fund our working capital needs, debt payments and other obligations, and to comply with financial covenants, including borrowing base limitations under our Revolving Credit Facility, depends on our future operating performance and cash flow and many factors outside of our control, including the costs of raw materials, the state of the automotive accessories market, financial and economic conditions and the extent and duration of the impact of the COVID-19 pandemic.
Cash Flows - Operating Activities
Net cash used for and provided by operating activities during the six months ended June 30, 2021 and 2020 was $(27.6) million and $4.9 million, respectively.
During the six months ended June 30, 2021, the Company generated $18.8 million in cash flows, based on the reported net loss of $(14.2) million and after considering the effects of non-cash items related to depreciation, amortization of intangible assets, loss on debt extinguishment, amortization of original issuance discount and debt issuance costs, deferred income taxes, non-cash compensation expense, paid-in-kind interest, and other, net. During the six months ended June 30, 2020, the Company used $(8.2) million in cash flows, based on the reported net loss of $(33.3) million and after considering the effects of similar non-cash items previously described.
Changes in operating assets and liabilities used $(46.5) million and sourced $13.1 million of cash during the six months ended June 30, 2021 and 2020, respectively.
Changes in accounts receivable resulted in a net use of cash of $(30.6) million and $(16.8) million during the six months ended June 30, 2021 and 2020, respectively. The increase in accounts receivable is higher in the six months ended June 30, 2021 as compared with the six months ended June 30, 2020 as a result of higher net sales activity in the second quarter of 2021 as compared with the second quarter of 2020 driven by the impacts of the COVID-19 pandemic that began to impact the Company near the end of the first quarter of 2020, and significantly impacted the Company during the second quarter of 2020.
Changes in inventory resulted in a use of cash of $(31.4) million during the six months ended June 30, 2021 and source of cash of $19.3 million during the six months ended June 30, 2020. The increase in inventory during the six months ended June 30, 2021 was due in part to recent macroeconomic factors, such as rising costs of raw materials, constraints on shipping container availability and port congestion leading to higher inventory costs and levels of in-transit inventory as well as seasonal inventory build in order to meet the demand of the Company’s traditional peak selling season. The decrease in inventory during the six months ended June 30, 2020 was due to improved inventory management coupled with the COVID-19 business disruptions that impacted the Company during the six months ended June 30, 2020.
Changes in accounts payable and accrued liabilities resulted in a source of cash of $16.0 million and $13.5 million during the six months ended June 30, 2021 and 2020, respectively. The higher source of cash for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 is primarily due to the working capital build during the six months ended June 30, 2021 for the Company’s peak selling season coupled with the mix of payments to suppliers and vendors and related terms.
Cash Flows - Investing Activities
Net cash used for investing activities during the six months ended June 30, 2021 and 2020 was $(9.9) million and $(5.4) million, respectively.
During the six months ended June 30, 2021 and 2020, capital expenditures were $(9.9) million and $(5.5) million, respectively, and related to growth, capacity and productivity-related projects within Horizon Americas and Horizon Europe-Africa. The increase in capital expenditures is primarily due to the Company’s curtailment or retiming of certain projects during the six months ended June 30, 2020, in response to the impacts and business disruptions of the COVID-19 pandemic.
Cash Flows - Financing Activities
Net cash provided by financing activities was $17.3 million and $29.3 million during the six months ended June 30, 2021 and 2020, respectively.
During the six months ended June 30, 2021 and 2020, net proceeds from the Revolving Credit Facility, net of issuance costs, were $20.0 million and $35.5 million, respectively. During the six months ended June 30, 2020, net repayments on the Company’s former asset based lending facility totaled $(19.9) million.

During the six months ended June 30, 2021, proceeds from the Company’s new term loan, net of issuance costs and related issuance of common stock warrants were $75.3 million and $16.3 million, respectively. During the six months ended June 30, 2021, repayments of borrowings on Replacement Term Loan, including transaction fees were $(94.9) million.
Additionally, during the six months ended June 30, 2020, proceeds from the PPP Loan were $8.7 million.
Factoring Arrangements
The Company has factoring arrangements with financial institutions to sell certain accounts receivable. During the six months ended June 30, 2021 and 2020, total receivables sold under certain non-recourse factoring arrangements was $158.2 million and $94.6 million, respectively. We utilize factoring arrangements as part of our working capital needs. The costs of participating in these arrangements are immaterial to our results. Refer to Note 3, Summary of Significant Accounting Policies, in Item 8, “Financial Statements and Supplementary Data,” included within our Annual Report on Form 10-K for the twelve months ended December 31, 2020, for additional information.

Our Debt and Other Commitments
We and certain of our subsidiaries are party to the asset-based Revolving Credit Facility, as defined and described above. The Revolving Credit Facility provides for $75.0 million of funding on a revolving basis, subject to borrowing base availability, and matures on March 13, 2023. As of June 30, 2021, there was $44.2 million outstanding on the Revolving Credit Facility bearing interest at a weighted average rate of 5.3%.
In February 2021, the Company entered into a limited consent to the Loan Agreement governing its Revolving Credit Facility, that among other modifications, consented to the Company’s entering into the Senior Term Loan Credit Agreement, as defined and described below.
On April 19, 2021, the Company entered into an amendment to the Loan Agreement governing its Revolving Credit Facility, that among other modifications, increased the maximum amount of credit available under the Revolving Credit Facility from $75.0 million to $85.0 million. The amendment also increased sub-limits relating to the Company’s ability to borrow against in-transit inventory as well as inventory located in the Company’s Mexico facilities.
In addition, the Company and certain of its subsidiaries, have been or are parties to other long-term credit agreements, including the Senior Term Loan Credit Agreement, as defined and described below. As of June 30, 2021, there was $100.0 million outstanding on the Senior Term Loan Credit Agreement bearing cash interest at 7.50%.
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

Senior Term Loan Credit Agreement
On February 2, 2021, the Company entered into a credit agreement (the “Senior Term Loan Credit Agreement”) with Atlantic Park Strategic Capital Fund, L.P. (“Atlantic Park”), as administrative agent and collateral agent, and the lenders party thereto (collectively, the “Lenders”). The Senior Term Loan Credit Agreement provides for an initial term loan facility in the aggregate principal amount of $100.0 million, all of which has been borrowed by the Company and used to repay the Replacement Term Loan, as described above, and a delayed draw term loan facility in the aggregate principal amount of up to $125.0 million, which may be drawn by the Company in up to three separate borrowings through June 30, 2022. A ticking fee of 25 basis points per annum will accrue on the undrawn portion of the delayed draw term loan facility.
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
Covenant and Liquidity Matters
The Loan Agreement governing our Revolving Credit Facility contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including restrictions on incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The Revolving Credit Facility does not include any financial maintenance covenants other than a financial covenant that stipulates the Company will not make capital expenditures exceeding $30.0 million during any fiscal year.
We are subject to variable interest rates on our Senior Term Loan Credit Agreement and Revolving Credit Facility. At June 30, 2021, 1-Month LIBOR and 3-Month LIBOR approximated 0.10% and 0.15%, respectively.
The Company is in compliance with all of its financial covenants as of June 30, 2021.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases and rent expense related thereto for the six months ended June 30, 2021 and 2020 was $7.6 million and $7.2 million, respectively. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.
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
The reconciliations of net income (loss) attributable to Horizon Global to EBITDA, EBITDA to Adjusted EBITDA and Adjusted EBITDA to Consolidated EBITDA are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,			Last Twelve Months Ended June 30,
	2021	2020	Change	2021	2020	Change	2021	2020	Change
	(dollars in thousands)			(dollars in thousands)			(dollars in thousands)
Net income (loss) attributable to Horizon Global	$1,290	$(16,340)	$17,630	$(13,520)	$(33,080)	$19,560	$(17,000)	$80,720	$(97,720)
Net loss attributable to noncontrolling interest	(330)	(380)	50	(670)	(670)	—	(1,420)	(1,320)	(100)
Net income (loss)	$960	$(16,720)	$17,680	$(14,190)	$(33,750)	$19,560	$(18,420)	$79,400	$(97,820)
Interest expense	6,980	8,220	(1,240)	14,030	16,410	(2,380)	29,300	48,530	(19,230)
Income tax expense (benefit)	1,400	80	1,320	2,400	70	2,330	750	(9,320)	10,070
Depreciation and amortization	5,220	5,470	(250)	10,720	10,530	190	23,100	21,680	1,420
EBITDA	$14,560	$(2,950)	$17,510	$12,960	$(6,740)	$19,700	$34,730	$140,290	$(105,560)
Net loss attributable to noncontrolling interest	330	380	(50)	670	670	—	1,420	1,320	100
Loss (income) from discontinued operations, net of tax	—	—	—	—	500	(500)	—	(182,240)	182,240
EBITDA from continuing operations	$14,890	$(2,570)	$17,460	$13,630	$(5,570)	$19,200	$36,150	$(40,630)	$76,780
Adjustments pursuant to Senior Term Loan Agreement:
Losses on sale of receivables	270	250	20	500	540	(40)	1,370	1,170	200
Debt extinguishment losses	—	—	—	11,650	—	11,650	11,650	—	11,650
Non-cash equity grant expenses	850	900	(50)	1,710	1,320	390	3,390	2,500	890
Other non-cash expenses or losses	1,790	220	1,570	3,920	1,750	2,170	1,360	1,210	150
Term Loans related fees, costs and expenses	—	—	—	—	—	—	—	(120)	120
Lender agent related professional fees, costs, and expenses(a)	90	270	(180)	100	380	(280)	100	320	(220)
Non-recurring expenses or costs(b)	130	970	(840)	(820)	4,480	(5,300)	110	17,080	(16,970)
Non-cash losses on asset sales	10	20	(10)	10	90	(80)	10	1,240	(1,230)
Other	(10)	(20)	10	(30)	(20)	(10)	(30)	660	(690)
Adjusted EBITDA	$18,020	$40	$17,980	$30,670	$2,970	$27,700	$54,110	$(16,570)	$70,680
Non-recurring expense limitation(a)(b)	N/A	N/A	N/A	N/A	N/A	N/A	N/A	(7,080)	7,080
Other	10	20	(10)	30	20	10	30	(660)	690
Consolidated EBITDA	$18,030	$60	$17,970	$30,700	$2,990	$27,710	$54,140	$(24,310)	$78,450
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

Outlook
Our business remains susceptible to economic conditions that could adversely affect our results, including potential negative impacts of the COVID-19 pandemic. The trend of customer orders in the economies that most significantly affect our demand has been strong, including the United States and Europe. However, we have experienced rising pricing to certain raw materials, including steel, and while the Company endeavors to recover incremental input costs through pricing actions, the recoveries generally occur over time and are not guaranteed. In addition, recent macroeconomic factors, such as constraints on shipping container availability, port congestion and the global microchip shortage have resulted in a delay of receiving raw materials by the Company or some of our OE customers, which has resulted in retiming some customer orders to future periods. We continue to monitor these supply constraints and remain committed to fulfilling and delivering our customers’ orders driven by the strong product demand we have experienced.
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
Evaluation of disclosure controls and procedures
As of June 30, 2021, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company’s disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2021, that have materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
10.1*
Fourth Amendment to Loan and Security Agreement dated April 19, 2021, by and among Horizon Global Americas Inc. and Cequent Towing Products of Canada Ltd., as borrowers, Horizon Global Corporation, Horizon Global Company LLC, Cequent Electrical Products de Mexico, S. de R.L. de C.V., and Cequent Sales Company de Mexico, S. de R.L. de C.V., as guarantors, the lenders party thereto and Encina Business Credit, LLC, as agent for the Lenders.

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

HORIZON GLOBAL CORPORATION (Registrant)

/s/ DENNIS E. RICHARDVILLE

Date:	August 3, 2021	By:	Dennis E. Richardville Chief Financial Officer