Form 10-Q
period 2021-09-30
Horizon Global Corp
filed 2021-11-04
CIK 1637655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of November 1, 2021, the number of outstanding shares of the Registrant’s common stock was 27,286,647 shares.

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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to, risks and uncertainties with respect to: the impact of the COVID-19 pandemic on the Company’s business, results of operations, financial condition and liquidity; the overall impact of global supply chain complexities on the Company and its business, including delays in sourcing key components and other supply constraints, longer transport times, especially for container ships and U.S. trucking, and increased transportation costs; liabilities and restrictions imposed by the Company’s debt instruments, including the Company’s ability to comply with the applicable financial covenants related thereto; market demand; competitive factors; material, logistics and energy costs, including the increased material and logistics costs resulting from the COVID-19 pandemic; technology factors; litigation; government and regulatory actions including the impact of any tariffs, quotas, or surcharges; the Company’s accounting policies; future trends; general economic and currency conditions; various conditions specific to the Company’s business and industry; the success of the Company’s action plan, including the actual amount of savings and timing thereof; the success of the Company’s business improvement initiatives in Europe-Africa, including the amount of savings and timing thereof; the Company’s exposure to product liability claims from customers and end users, and the costs associated therewith; factors affecting the Company’s business that are outside of its control, including natural disasters, pandemics, including the current COVID-19 pandemic, accidents and governmental actions; and other risks that are discussed in Part I, Item 1A, “Risk Factors.” in the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2020. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited—dollars in thousands)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$17,350	$44,970
Restricted cash	5,500	5,720
Receivables, net	96,320	87,420
Inventories	164,270	115,320
Prepaid expenses and other current assets	13,510	11,510
Total current assets	296,950	264,940
Property and equipment, net	72,940	74,090
Operating lease right-of-use assets	38,290	47,310
Goodwill	—	3,360
Other intangibles, net	52,870	58,230
Deferred income taxes	1,220	1,280
Other assets	6,060	7,280
Total assets	$468,330	$456,490
Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings and current maturities, long-term debt	$5,940	$14,120
Accounts payable	111,270	99,520
Short-term operating lease liabilities	11,120	12,180
Accrued liabilities	53,340	59,100
Total current liabilities	181,670	184,920
Gross long-term debt	290,340	251,960
Unamortized debt issuance costs and discount	(29,000)	(20,570)
Long-term debt	261,340	231,390
Deferred income taxes	3,650	3,130
Long-term operating lease liabilities	36,970	46,340
Other long-term liabilities	10,630	14,560
Total liabilities	494,260	480,340
Contingencies (See Note 10)
Shareholders' equity:
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; 27,973,153 shares issued and 27,286,647 outstanding at September 30, 2021, and 27,089,673 shares issued and 26,403,167 outstanding at December 31, 2020	270	260
Common stock warrants issued, outstanding and exercisable for 9,231,146 and 5,815,039 shares of common stock at September 30, 2021 and December 31, 2020, respectively	25,010	9,510
Paid-in capital	170,050	166,610
Treasury stock, at cost: 686,506 shares at September 30, 2021 and December 31, 2020	(10,000)	(10,000)
Accumulated deficit	(194,520)	(178,530)
Accumulated other comprehensive loss	(10,610)	(6,540)
Total Horizon Global shareholders' deficit	(19,800)	(18,690)
Noncontrolling interest	(6,130)	(5,160)
Total shareholders' deficit	(25,930)	(23,850)
Total liabilities and shareholders' equity	$468,330	$456,490
The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited—dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$196,540	$201,630	$617,850	$485,370
Cost of sales	(157,780)	(158,260)	(491,240)	(397,700)
Gross profit	38,760	43,370	126,610	87,670
Selling, general and administrative expenses	(32,430)	(34,810)	(102,170)	(93,760)
Operating profit (loss)	6,330	8,560	24,440	(6,090)
Other (expense) income, net	(1,720)	690	(5,940)	(1,430)
Loss on debt extinguishment	—	—	(11,650)	—
Interest expense	(6,970)	(7,560)	(21,000)	(23,970)
(Loss) income from continuing operations before income tax	(2,360)	1,690	(14,150)	(31,490)
Income tax expense	(410)	(100)	(2,810)	(170)
Net (loss) income from continuing operations	(2,770)	1,590	(16,960)	(31,660)
Loss from discontinued operations, net of income tax	—	—	—	(500)
Net (loss) income	(2,770)	1,590	(16,960)	(32,160)
Less: Net loss attributable to noncontrolling interest	(300)	(340)	(970)	(1,010)
Net (loss) income attributable to Horizon Global	$(2,470)	$1,930	$(15,990)	$(31,150)
Net (loss) income per share attributable to Horizon Global:
Basic:
Continuing operations	$(0.09)	$0.07	$(0.59)	$(1.19)
Discontinued operations	—	—	—	(0.02)
Total	$(0.09)	$0.07	$(0.59)	$(1.21)
Diluted:
Continuing operations	$(0.09)	$0.06	$(0.59)	$(1.19)
Discontinued operations	—	—	—	(0.02)
Total	$(0.09)	$0.06	$(0.59)	$(1.21)
Weighted average common shares outstanding:
Basic	27,286,600	25,939,741	27,019,554	25,651,789
Diluted	27,286,600	33,329,106	27,019,554	25,651,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited—dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(2,770)	$1,590	$(16,960)	$(32,160)
Other comprehensive (loss) income, net of tax:
Foreign currency translation and other	(1,650)	1,900	(4,070)	(400)
Total other comprehensive (loss) income, net of tax	(1,650)	1,900	(4,070)	(400)
Total comprehensive (loss) income	(4,420)	3,490	(21,030)	(32,560)
Less: Comprehensive loss attributable to noncontrolling interest	(300)	(340)	(970)	(1,010)
Comprehensive (loss) income attributable to Horizon Global	$(4,120)	$3,830	$(20,060)	$(31,550)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited—dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(16,960)	$(32,160)
Less: Net loss from discontinued operations	—	(500)
Net loss from continuing operations	(16,960)	(31,660)

Adjustments to reconcile net loss from continuing operations to net cash (used for) provided by operating activities:
Depreciation	11,710	11,110
Amortization of intangible assets	4,220	5,040
Loss on debt extinguishment	11,650	—
Amortization of original issuance discount and debt issuance costs	8,010	11,450
Deferred income taxes	730	(820)
Non-cash compensation expense	2,590	2,190
Paid-in-kind interest	650	6,280
Increase in receivables	(12,360)	(35,170)
(Increase) decrease in inventories	(52,700)	30,100
Increase in prepaid expenses and other assets	(1,910)	(4,080)
Increase in accounts payable and accrued liabilities	11,820	29,800
Other, net	1,910	(50)
Net cash (used for) provided by operating activities from continuing operations	(30,640)	24,190
Cash Flows from Investing Activities:
Capital expenditures	(14,730)	(8,090)
Other, net	20	70
Net cash used for investing activities from continuing operations	(14,710)	(8,020)
Cash Flows from Financing Activities:
Proceeds from borrowings on credit facilities	2,870	6,440
Repayments of borrowings on credit facilities	(1,960)	(3,330)
Proceeds from Senior Term Loan, net of issuance costs	75,300	—
Repayments of borrowings on Replacement Term Loan, including transaction fees	(94,940)	—
Proceeds from Revolving Credit Facility, net of issuance costs	28,680	54,680
Repayments of borrowings on Revolving Credit Facility	(8,000)	(28,300)
Proceeds from ABL revolving debt, net of issuance costs	—	8,000
Repayments of borrowings on ABL revolving debt	—	(27,920)
Proceeds from Paycheck Protection Program Loan	—	8,670
Proceeds from issuance of common stock warrants	16,300	—
Proceeds from exercise of common stock warrants	420	—
Other, net	(650)	(320)
Net cash provided by financing activities from continuing operations	18,020	17,920
Discontinued Operations:
Net cash used for discontinued operations	—	(500)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(510)	290
Cash, Cash Equivalents and Restricted Cash:
(Decrease) increase for the period	(27,840)	33,880
At beginning of period	50,690	11,770
At end of period	$22,850	$45,650
Supplemental disclosure of cash flow information:
Cash paid for interest	$16,130	$4,990
Cash paid for taxes, net of refunds	$2,010	$990

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited—dollars in thousands)

	Common Stock	Common Stock Warrants	Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Horizon Global Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Shareholders' Equity (Deficit)
Balances at January 1, 2021	$260	$9,510	$166,610	$(10,000)	$(178,530)	$(6,540)	$(18,690)	$(5,160)	$(23,850)
Net loss	—	—	—	—	(14,810)	—	(14,810)	(340)	(15,150)
Other comprehensive loss, net of tax	—	—	—	—	—	(2,290)	(2,290)	—	(2,290)
Shares surrendered upon vesting of employees share based payment awards to cover tax obligations	—	—	(650)	—	—	—	(650)	—	(650)
Non-cash compensation expense	—	—	960	—	—	—	960	—	960
Issuance of common stock warrants	—	16,300	—	—	—	—	16,300	—	16,300
Exercise of common stock warrants	10	(800)	1,210	—	—	—	420	—	420
Balances at March 31, 2021	270	25,010	168,130	(10,000)	(193,340)	(8,830)	(18,760)	(5,500)	(24,260)
Net income (loss)	—	—	—	—	1,290	—	1,290	(330)	960
Other comprehensive loss, net of tax	—	—	—	—	—	(130)	(130)	—	(130)
Shares surrendered upon vesting of employees share based payment awards to cover tax obligations	—	—	10	—	—	—	10	—	10
Non-cash compensation expense	—	—	930	—	—	—	930	—	930
Balances at June 30, 2021	270	25,010	169,070	(10,000)	(192,050)	(8,960)	(16,660)	(5,830)	(22,490)
Net loss	—	—	—	—	(2,470)	—	(2,470)	(300)	(2,770)
Other comprehensive loss, net of tax	—	—	—	—	—	(1,650)	(1,650)	—	(1,650)
Shares surrendered upon vesting of employees share based payment awards to cover tax obligations	—	—	(10)	—	—	—	(10)	—	(10)
Non-cash compensation expense	—	—	990	—	—	—	990	—	990
Balances at September 30, 2021	$270	$25,010	$170,050	$(10,000)	$(194,520)	$(10,610)	$(19,800)	$(6,130)	$(25,930)

	Common Stock	Common Stock Warrants	Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Horizon Global Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Shareholders' Equity (Deficit)
Balances at January 1, 2020	$250	$10,610	$163,240	$(10,000)	$(141,970)	$(9,790)	$12,340	$(3,740)	$8,600
Net loss	—	—	—	—	(16,740)	—	(16,740)	(290)	(17,030)
Other comprehensive loss, net of tax	—	—	—	—	—	(4,340)	(4,340)	—	(4,340)
Shares surrendered upon vesting of employees share based payment awards to cover tax obligations	—	—	(60)	—	—	—	(60)	—	(60)
Non-cash compensation expense	—	—	420	—	—	—	420	—	420
Balances at March 31, 2020	250	10,610	163,600	(10,000)	(158,710)	(14,130)	(8,380)	(4,030)	(12,410)
Net loss	—	—	—	—	(16,340)	—	(16,340)	(380)	(16,720)
Other comprehensive income, net of tax	—	—	—	—	—	2,040	2,040	—	2,040
Shares surrendered upon vesting of employees share based payment awards to cover tax obligations	—	—	50	—	—	—	50	—	50
Non-cash compensation expense	—	—	900	—	—	—	900	—	900
Balances at June 30, 2020	250	10,610	164,550	(10,000)	(175,050)	(12,090)	(21,730)	(4,410)	(26,140)
Net income (loss)	—	—	—	—	1,930	—	1,930	(340)	1,590
Other comprehensive income, net of tax	—	—	—	—	—	1,900	1,900	—	1,900
Shares surrendered upon vesting of employees share based payment awards to cover tax obligations	—	—	(310)	—			(310)	—	(310)
Non-cash compensation expense	—	—	870	—	—	—	870	—	870
Exercise of common stock warrants	10	(810)	800	—	—	—	—	—	—
Balances at September 30, 2020	$260	$9,800	$165,910	$(10,000)	$(173,120)	$(10,190)	$(17,340)	$(4,750)	$(22,090)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Basis of Presentation
Horizon Global Corporation and its consolidated subsidiaries (“Horizon,” “Horizon Global,” “we,” “our”, or the “Company”) are a leading designer, manufacturer and distributor of a wide variety of high quality, custom-engineered towing, trailering, cargo management and other related accessory products, primarily in the North American, European and African markets. These products are designed to support aftermarket, automotive original equipment manufacturers (“automotive OEMs”) and automotive original equipment servicers (“automotive OESs”) (collectively, “OEs”), retail, e-commerce and industrial customers within the agricultural, automotive, construction, horse/livestock, industrial, marine, military, recreational, trailer and utility markets. The Company groups its business into operating segments generally by the region in which sales and manufacturing efforts are focused. The Company’s operating segments are Horizon Americas and Horizon Europe-Africa. See Note 14, Segment Information, for further information on the Company’s operating segments.
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2020. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. It is management’s opinion that these condensed consolidated financial statements contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results for the full year.
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
Accounting pronouncements recently adopted
There were no new accounting pronouncements adopted during the nine months ended September 30, 2021.
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s net sales by segment and disaggregated by major sales channel are as follows:

	Three Months Ended September 30, 2021
	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Net Sales
Aftermarket	$35,390	$22,400	$57,790
Automotive OEM	24,690	34,590	59,280
Automotive OES	3,570	20,790	24,360
Retail	26,460	—	26,460
E-commerce	16,970	1,950	18,920
Industrial	8,770	480	9,250
Other	—	480	480
Total	$115,850	$80,690	$196,540

	Three Months Ended September 30, 2020
	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Net Sales
Aftermarket	$35,390	$24,360	$59,750
Automotive OEM	24,010	42,400	66,410
Automotive OES	2,980	13,820	16,800
Retail	34,290	—	34,290
E-commerce	15,240	630	15,870
Industrial	7,230	550	7,780
Other	—	730	730
Total	$119,140	$82,490	$201,630

	Nine Months Ended September 30, 2021
	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Net Sales
Aftermarket	$107,640	$70,950	$178,590
Automotive OEM	74,860	127,340	202,200
Automotive OES	11,670	56,820	68,490
Retail	81,650	—	81,650
E-commerce	51,220	5,340	56,560
Industrial	27,020	1,660	28,680
Other	—	1,680	1,680
Total	$354,060	$263,790	$617,850

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2020
	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Net Sales
Aftermarket	$84,440	$56,750	$141,190
Automotive OEM	53,880	104,420	158,300
Automotive OES	5,330	34,000	39,330
Retail	80,690	—	80,690
E-commerce	41,120	1,290	42,410
Industrial	20,120	1,210	21,330
Other	50	2,070	2,120
Total	$285,630	$199,740	$485,370

4. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill are as follows:

	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Balance at January 1, 2021	$3,360	$—	$3,360
Divestiture of business	(3,340)	—	(3,340)
Foreign currency translation	(20)	—	(20)
Balance at September 30, 2021	$—	$—	$—
Brazil Sale
On June 8, 2021, the Company divested its Brazil business via a share sale (the “Brazil Sale”). Under the terms of the Brazil Sale, the Company disposed all assets and liabilities of its Brazil business, including $3.3 million of goodwill within the Horizon Americas operating segment, for nominal consideration. As a result of the Brazil Sale, the Company recorded a $2.2 million loss during the second quarter of 2021 in other expense, net in the accompanying condensed consolidated statements of operations.
The gross carrying amounts and accumulated amortization of the Company’s other intangible assets are as follows:

	September 30, 2021
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships (2 – 20 years)	$162,970	$(136,640)	$26,330
Technology and other (3 – 15 years)	22,760	(17,280)	5,480
Sub-total	185,730	(153,920)	31,810
Trademark/Trade names, indefinite-lived	21,060	—	21,060
Total	$206,790	$(153,920)	$52,870

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2020
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships (2 – 20 years)	$166,420	$(135,140)	$31,280
Technology and other (3 – 15 years)	22,250	(16,710)	5,540
Trademark/Trade names (1 – 8 years)	150	(150)	—
Sub-total	188,820	(152,000)	36,820
Trademark/Trade names, indefinite-lived	21,410	—	21,410
Total	$210,230	$(152,000)	$58,230

Amortization expense related to other intangible assets is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Technology and other, included in cost of sales	$210	$280	$990	$950
Customer relationships, included in selling, general and administrative expenses	1,040	1,330	3,230	4,090
Total	$1,250	$1,610	$4,220	$5,040

5. Inventories
Inventories consist of the following components:

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Finished goods	$89,640	$58,600
Work in process	15,870	13,070
Raw materials	58,760	43,650
Total	$164,270	$115,320

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Property and Equipment, Net
Property and equipment, net consists of the following components:

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Land and land improvements	$490	$520
Buildings and improvements	22,760	23,040
Machinery and equipment	142,390	134,750
Gross property and equipment	165,640	158,310
Accumulated depreciation	(92,700)	(84,220)
Total	$72,940	$74,090

Depreciation expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Depreciation expense, included in cost of sales	$3,720	$3,920	$10,850	$10,330
Depreciation expense, included in selling, general and administrative expenses	240	90	860	780
Total	$3,960	$4,010	$11,710	$11,110

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. Accrued and Other Long-term Liabilities
Accrued liabilities consist of the following components:

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Customer incentives	$14,730	$15,870
Accrued compensation	11,020	12,130
Short-term tax liabilities	4,920	5,570
Customer claims	3,830	6,520
Accrued professional services	1,760	1,510
Litigation settlements	1,150	1,600
Restructuring	120	650
Deferred purchase price	—	1,370
Other	15,810	13,880
Total	$53,340	$59,100
Other long-term liabilities consist of the following components:

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Litigation settlements	$2,320	$2,930
Long-term tax liabilities	330	130
Deferred purchase price	—	1,650
Restructuring	—	1,070
Other	7,980	8,780
Total	$10,630	$14,560

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. Long-term Debt
The Company’s long-term debt consists of the following components:

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Revolving Credit Facility	$44,910	$24,230
Senior Term Loan	100,000	—
Replacement Term Loan	—	90,210
Convertible Notes	125,000	125,000
Paycheck Protection Program Loan	8,670	8,670
Bank facilities, capital leases and other long-term debt	17,700	17,970
Gross debt	296,280	266,080
Less:
Short-term borrowings and current maturities, long-term debt	5,940	14,120
Gross long-term debt	290,340	251,960
Unamortized debt issuance costs and discount:
Unamortized debt issuance costs and original issuance discount on Senior Term Loan	(22,870)	—
Unamortized debt issuance costs and original issuance discount on Replacement Term Loan	—	(9,100)
Unamortized debt issuance costs and discount on Convertible Notes	(6,130)	(11,470)
Total	(29,000)	(20,570)
Long-term debt	$261,340	$231,390
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
In March 2020, the Company paid in full all outstanding debt incurred under the ABL Facility, which the Company accounted for as a debt extinguishment in accordance with guidance in ASC 405-20, “Extinguishment of Liabilities”. As a result of the debt extinguishment, during the nine months ended September 30, 2020, the Company recognized $0.8 million of unamortized debt issuance costs in interest expense and $0.6 million of additional costs in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations, in accordance with ASC 470-50, “Modifications and Extinguishments” (“ASC 470-50”).
During the three and nine months ended September 30, 2021, the Company recognized no amortization of debt issuance costs and during the three and nine months ended September 30, 2020, the Company recognized no amortization of debt issuance costs and $0.4 million amortization of debt issuance costs, respectively, in the accompanying condensed consolidated statements of operations.
Revolving Credit Facility
In March 2020, the Company, as guarantor, entered into a Loan and Security Agreement (the “Loan Agreement”) with Encina Business Credit, LLC (“Encina”), as agent for the lenders party thereto, and Horizon Global Americas Inc. and Cequent Towing Products of Canada Ltd., as borrowers (the “ABL Borrowers”).

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
In May 2020, the Company entered into amendments, limited waivers and consents in connection with the Loan Agreement, with an effective date of April 1, 2020, that, among other things, consented to the Company’s applying for, obtaining and incurring the PPP Loan, as defined and described below.
In February 2021, the Company entered into a limited consent of the Loan Agreement, that among other modifications, consented to the Company’s entering into the Senior Term Loan Credit Agreement, as defined and described below.
In April 2021, the Company entered into an amendment to the Loan Agreement, that among other modifications, increased the maximum amount of credit available under the Revolving Credit Facility to $85.0 million. The amendment also increased sub-limits relating to the Company’s ability to borrow against in-transit inventory as well as inventory located in the Company’s Mexico facilities.
On September 17, 2021, the Company entered into an amendment to the Loan Agreement, that among other modifications, increased the maximum amount of credit available under the Revolving Credit Facility to $95.0 million. The amendment also increased the Company’s ability to borrow against receivables and sub-limits relating to in-transit inventory and inventory located in the Company’s Mexico facilities. The increased borrowing capacity against receivables and inventory is effective through December 31, 2021.
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
During the three and nine months ended September 30, 2021, the Company recognized $0.1 million and $0.4 million of amortization of debt issuance costs, respectively, and during the three and nine months ended September 30, 2020, the Company recognized $0.2 million and $0.9 million of amortization of debt issuance costs, respectively, in the accompanying condensed consolidated statements of operations.
As of September 30, 2021 and December 31, 2020, there was $1.0 million and $1.1 million, respectively, of unamortized debt issuance costs included in other assets in the accompanying condensed consolidated balance sheets.
As of September 30, 2021 and December 31, 2020, there was $44.9 million and $24.2 million outstanding, respectively, under the Revolving Credit Facility, with a weighted average interest rate of 5.3% and 5.0%, respectively. As of September 30, 2021 and December 31, 2020, the Company had $37.5 million and $38.4 million of availability, respectively, under the Revolving Credit Facility.
As of September 30, 2021 and December 31, 2020, the Company had $2.1 million and $3.1 million, respectively, of letters of credit issued and outstanding, under the Revolving Credit Facility with no cash collateral requirement. As of September 30, 2021 and December 31, 2020, respectively, the Company also had $4.2 million and $4.9 million of other letters of credit issued and outstanding, under the Revolving Credit Facility with a cash collateral requirement. The cash collateral requirement is 105% of the outstanding letters of credit. As of September 30, 2021 and December 31, 2020, the Company had cash collateral, of $4.9 million and $5.1 million, respectively. Cash collateral is presented in restricted cash in the accompanying condensed consolidated balance sheets.

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
In May 2020, the Company entered into an amendment, limited waiver and consent to credit agreement with an effective date of April 1, 2020, to amend the First Lien Term Loan Agreement and to consent to the Company’s entering into, among other things, the PPP Loan, as defined and described below.
As a result of the Replacement Term Loan Amendment, as defined and described below, the outstanding balance and any accrued interest was replaced by the Replacement Term Loan, as defined and described below.
During the three and nine months ended September 30, 2021, the Company recognized no amortization of debt issuance costs and during the three and nine months ended September 30, 2020, the Company recognized no and $0.2 million amortization of debt issuance costs, respectively, in the accompanying condensed consolidated statements of operations.
During the three and nine months ended September 30, 2021, the Company recognized no paid-in-kind (“PIK”) interest and during the three and nine months ended September 30, 2020, the Company recognized no and $0.4 million of PIK interest, respectively, in the accompanying condensed consolidated statements of operations.
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
In May 2020, the Company entered into an amendment, limited waiver and consent to credit agreement with an effective date of April 1, 2020, to amend the Second Lien Term Loan Agreement and to consent to the Company’s entering into, among other things, the PPP Loan, as defined and described below.
As a result of the Replacement Term Loan Amendment, as defined and described below, the outstanding balance and any accrued interest was replaced by the Replacement Term Loan, as defined and described below.
During the three and nine months ended September 30, 2021, the Company recognized no amortization of debt issuance costs and during the three and nine months ended September 30, 2020, the Company recognized no and $2.7 million amortization of debt issuance costs, respectively, in the accompanying condensed consolidated statements of operations.
During the three and nine months ended September 30, 2021, the Company recognized no PIK interest and during the three and nine months ended September 30, 2020, the Company recognized $0.1 million and $3.4 million of PIK interest, respectively, in the accompanying condensed consolidated statements of operations.
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
In February 2021, the Company entered into the Senior Term Loan Credit Agreement, as defined and described below. The proceeds received from the initial borrowings under the Senior Term Loan Credit Agreement were used to repay in full all outstanding debt and accrued interest on the Company’s Replacement Term Loan. As a result of the repayment, the Term Loan Agreement was terminated and is no longer in effect. During the nine months ended September 30, 2021, the Company recognized $11.7 million as loss on debt extinguishment in the accompanying condensed consolidated statements of operations, in accordance with ASC 470-50. Included in the loss was $8.9 million of unamortized debt issuance and other costs and a $2.8 million prepayment penalty.
During the three and nine months ended September 30, 2020, the Company recognized $0.2 million of additional costs in selling, general and administrative expense in the accompanying condensed consolidated statements of operations, in accordance with ASC 470-50.
During the three and nine months ended September 30, 2021, the Company recognized no amortization of debt issuance costs and $0.4 million amortization of debt issuance costs, respectively, and during the three and nine months ended September 30, 2020, the Company recognized $1.2 million amortization of debt issuance costs in the accompanying condensed consolidated statements of operations.
As of December 31, 2020, the Company had total unamortized debt issuance and discount costs of $9.1 million, all of which were recorded as a reduction of long-term debt in the accompanying condensed consolidated balance sheets.
During the three and nine months ended September 30, 2021, the Company recognized no PIK interest and $0.7 million of PIK interest, respectively, and during the three and nine months ended September 30, 2020, the Company recognized $2.5 million PIK interest in the accompanying condensed consolidated statements of operations.
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
During the three and nine months ended September 30, 2021, the Company recognized $0.7 million and $1.8 million, respectively, of amortization of debt issuance and discount costs in the accompanying condensed consolidated statements of operations.
As of September 30, 2021, the Company had total unamortized debt issuance and discount costs of $22.9 million, all of which were recorded as a reduction of long-term debt in the accompanying condensed consolidated balance sheets.
As of September 30, 2021, the Company had $100.0 million aggregate principal outstanding.
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
The Convertible Notes were not convertible during the third quarter of 2021, as no conditions allowing holders of the Convertible Notes to convert have been met. Should conditions allowing holders of the Convertible Notes to convert be met in a future quarter, the Convertible Notes will be convertible at their holders’ option during the immediately following quarter. As of September 30, 2021, the if-converted value of the Convertible Notes did not exceed the principal value of those Convertible Notes.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
During the three and nine months ended September 30, 2021, the Company recognized total interest expense of $2.6 million and $7.9 million and during the three and nine months ended September 30, 2020, the Company recognized total interest expense of $2.5 million and $7.6 million, respectively, in the accompanying condensed consolidated statements of operations. The interest expense recognized consists of contractual interest coupon, amortization of debt discount and amortization of debt issuance costs on the Convertible Notes, and is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Contractual interest coupon on convertible debt	$860	$860	$2,580	$2,600
Amortization of debt issuance costs	130	130	400	400
Amortization of "equity discount" related to debt	1,640	1,510	4,940	4,550
Total	$2,630	$2,500	$7,920	$7,550

As a result of the Company’s Senior Term Loan Agreement entered into in February 2021, which includes the delayed draw term loan facility described above, the Company has the ability and intent to refinance the Convertible Notes, which mature on July 1, 2022.
As of September 30, 2021 and December 31, 2020, the Company had total unamortized debt issuance and discount costs of $6.1 million and $11.5 million, respectively, which were recorded as a reduction of long-term debt in the accompanying condensed consolidated balance sheets.
As of September 30, 2021 and December 31, 2020, the Company had $125.0 million of aggregate principal outstanding.
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of September 30, 2021, the Company’s application of loan forgiveness of $7.1 million of the $8.7 million of funds originally received is subject to the SBA’s final determination of forgiveness, which we expect to receive in the fourth quarter of 2021, based on the review timelines once a borrower has submitted its application in accordance with the issued regulations. The potential loan forgiveness is determined, subject to limitations, based on the use of loan proceeds for payment of qualifying expenses over the 24 weeks after the loan proceeds were disbursed. The unforgiven portion of the loan has an interest rate of 1.0% per annum. In July 2021, the note was amended to make the unforgiven portion payable over five years on a monthly basis. The Company has deferred interest payments until the Company’s application for forgiveness is completed in accordance with the guidance issued by the SBA and Treasury and the terms of the Company’s PPP Loan. While we currently believe that our use of the loan proceeds will meet the conditions for forgiveness of $7.1 million of our PPP Loan, there can be no assurance that forgiveness for any portion of the PPP Loan will be obtained.
Covenant and Liquidity Matters
The Company is in compliance with all of its financial covenants as of September 30, 2021.
9. Leases
The Company leases certain facilities, automobiles and equipment under non-cancellable operating leases. Our leases have remaining lease terms of one to seven years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. Leases with an initial term of twelve months or less are not recorded on the condensed consolidated balance sheets; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.
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
Supplemental information for the Company’s leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Operating lease cost	$3,040	$4,260	$10,670	$11,460

	Nine Months Ended September 30,
	2021	2020
Operating cash flows from operating leases	$9,980	$12,060
ROU assets obtained in exchange for operating lease obligations	$910	$4,080

	September 30, 2021	December 31, 2020
Weighted average remaining lease term (years)	5.2	6.0
Weighted average discount rate	8.4%	8.4%

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Contingencies
In April 2020, the Company agreed to a settlement (the “Settlement”) related to certain intellectual property infringement claims made against one of the Company’s subsidiaries in its Horizon Europe-Africa operating segment. The Company settled all historical and future associated claims for $4.4 million to be paid evenly in semi-annual installments on June 30 and December 31 of each year through December 31, 2024. As a result of the Settlement, the Company recorded a $1.5 million charge during the first quarter of 2020 in cost of sales of the accompanying condensed consolidated statements of operations. During the three and nine months ended September 30, 2021, the Company recorded $0.2 million and $0.5 million of royalties, respectively, and during the three and nine months ended September 30, 2020, the Company recorded $0.2 million and $0.4 million of royalties, respectively, all of which were recorded in cost of sales in the accompanying condensed consolidated statements of operations.
As of September 30, 2021 and December 31, 2020, the Company had recorded $0.9 million and $0.9 million, respectively, in prepaid expenses and other current assets and $1.2 million and $1.8 million, respectively, in other assets, in the accompanying condensed consolidated balance sheets related to the royalties to be recognized by the Company over the life of future programs connected to the Settlement. In addition, as of September 30, 2021 and December 31, 2020, the Company had $0.9 million and $1.0 million, respectively, in accrued liabilities and $2.3 million and $2.9 million, respectively, in other long-term liabilities, in the accompanying condensed consolidated balance sheets related to the remaining semi-annual installment payments.
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
A reconciliation of the numerator and the denominator of basic income (loss) per share attributable to Horizon Global and diluted income (loss) per share attributable to Horizon Global is as follows:

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands, except for per share amounts)
Numerator:
Net (loss) income from continuing operations	$(2,770)	$1,590	$(16,960)	$(31,660)
Add: Loss from discontinued operations, net of income tax	—	—	—	(500)
Less: Net loss attributable to noncontrolling interest	(300)	(340)	(970)	(1,010)
Net (loss) income attributable to Horizon Global	$(2,470)	$1,930	$(15,990)	$(31,150)
Denominator:
Weighted average shares outstanding, basic	27,286,600	25,939,741	27,019,554	25,651,789
Dilutive effect of common stock equivalents	—	7,389,365	—	—
Weighted average shares outstanding, diluted	27,286,600	33,329,106	27,019,554	25,651,789

Basic (loss) income per share attributable to Horizon Global
Continuing operations	$(0.09)	$0.07	$(0.59)	$(1.19)
Discontinued operations	—	—	—	(0.02)
Total	$(0.09)	$0.07	$(0.59)	$(1.21)
Diluted (loss) income per share attributable to Horizon Global
Continuing operations	$(0.09)	$0.06	$(0.59)	$(1.19)
Discontinued operations	—	—	—	(0.02)
Total	$(0.09)	$0.06	$(0.59)	$(1.21)
As a result of the net loss from continuing operations for the three months ended September 30, 2021 and nine months ended September 30, 2021 and 2020, the effect of certain dilutive securities was excluded from the computation of weighted average diluted shares outstanding, as inclusion would have resulted in anti-dilution. A summary of these anti-dilutive common stock equivalents are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Number of options	18,961	18,961	18,961	18,961
Exercise price of options	$9.20 - $11.02	$9.20 - $11.02	$9.20 - $11.02	$9.20 - $11.02
Restricted stock units	1,761,463	—	1,863,498	1,820,186
Convertible Notes	5,005,000	5,005,000	5,005,000	5,005,000
Convertible Notes warrants	5,005,000	5,005,000	5,005,000	5,005,000
Common stock warrants	9,231,146	—	8,810,164	6,376,519
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Stock Options
Horizon’s stock option activity is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	18,961	$10.43
Granted	—	—
Exercised	—	—
Canceled, forfeited	—	—
Expired	—	—
Outstanding at September 30, 2021	18,961	$10.43	4.2	$—
As of September 30, 2021, there was no unrecognized compensation cost related to stock options. During the three and nine months ended September 30, 2021 and 2020, there was no stock-based compensation expense recognized by the Company related to stock options. As of September 30, 2021, the aggregate intrinsic value of outstanding stock options was immaterial. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.
Restricted Stock Units
During the nine months ended September 30, 2021, the Company granted an aggregate of 532,899 restricted stock units (“RSUs”) and performance stock units (“PSUs”) to certain key employees and non-employee directors. The total grants consisted of: (i) 83,482 RSUs that vested during the period; (ii) 153,563 time-based RSUs vesting on a ratable basis on March 1, 2022, March 1, 2023 and March 1, 2024; (iii) 230,350 PSUs vesting on April 1, 2024 and (iv) 65,504 time-based RSUs vesting on May 28, 2022.
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The performance criteria for the PSUs granted is based on the Company’s three-year cumulative EBITDA. The grant date fair values for the PSUs and RSUs are based on the closing trading price of the Company’s common stock on the date of grant.
The grant date fair value of RSUs is expensed over the vesting period. Changes in the number of RSUs outstanding for the nine months ended September 30, 2021 are as follows:

	Number of Restricted Stock Units(a)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	1,800,682	$3.14
Granted	532,899	8.98
Vested	(499,826)	2.64
Canceled, forfeited	(71,669)	5.00
Outstanding at September 30, 2021	1,762,086	$4.97
(a)Includes PSUs at 100% attainment.
As of September 30, 2021, there was $4.8 million in unrecognized compensation costs related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.0 years.
During the three and nine months ended September 30, 2021, the Company recognized $0.9 million and $2.6 million, respectively, of stock-based compensation expense related to RSUs, and during the three and nine months ended September 30, 2020, the Company recognized $0.9 million and $2.2 million, respectively, of stock-based compensation expense related to RSUs. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Shareholders’ Equity
Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock, par value of $0.01 per share. As of September 30, 2021 and December 31, 2020, there were no preferred shares outstanding.
Common Stock
The Company is authorized to issue 400,000,000 shares of Horizon Global common stock, par value of $0.01 per share. As of September 30, 2021, there were 27,973,153 shares of common stock issued and 27,286,647 shares of common stock outstanding. As of December 31, 2020, there were 27,089,673 shares of common stock issued and 26,403,167 shares of common stock outstanding.
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
As of September 30, 2021, warrants to purchase 1,228,490 shares of the Company’s common stock have been exercised, resulting in the issuance of 972,924 shares of the Company’s common stock. As of September 30, 2021, warrants to purchase 9,231,146 shares of the Company’s common stock were issued and remain outstanding. During the nine months ended September 30, 2021, a related-party entity, JKI Holdings, LLC, an entity owned by the chair of our board of directors, exercised in full the warrants that it originally received in connection with the March 2019 issuance described above, and paid the exercise price in cash and received 278,283 shares of common stock. During the nine months ended September 30, 2021, the Company recognized $0.3 million of non-cash transactions in connection with warrants exercised.
Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The change in AOCI attributable to Horizon Global by component, net of tax, for the nine months ended September 30, 2021 is as follows:

Foreign Currency Translation and Other
(dollars in thousands)
Balance at January 1, 2021	$(6,540)
Net unrealized losses arising during the period	(4,070)
Net change	(4,070)
Balance at September 30, 2021	$(10,610)
The change in AOCI attributable to Horizon Global by component, net of tax, for the nine months ended September 30, 2020 is as follows:

Foreign Currency Translation and Other
(dollars in thousands)
Balance at January 1, 2020	$(9,790)
Net unrealized losses arising during the period	(400)
Net change	(400)
Balance at September 30, 2020	$(10,190)

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
The Company’s operating segment activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Net Sales
Horizon Americas	$115,850	$119,140	$354,060	$285,630
Horizon Europe-Africa	80,690	82,490	263,790	199,740
Total	$196,540	$201,630	$617,850	$485,370
Operating Profit (Loss)
Horizon Americas	$12,400	$13,170	$41,000	$19,330
Horizon Europe-Africa	(150)	2,440	2,550	(6,040)
Corporate	(5,920)	(7,050)	(19,110)	(19,380)
Total	$6,330	$8,560	$24,440	$(6,090)

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
During the three and nine months ended September 30, 2021, the effective income tax rate was (17.4)% and (19.9)%, respectively. During the three and nine months ended September 30, 2020, the effective income tax rate was 5.9% and (0.5)%, respectively. The differences in the effective tax rate compared to the statutory tax rate is attributable to the valuation allowance recorded in the U.S. and several foreign jurisdictions, which resulted in no income tax benefit recognized for jurisdictional pretax losses, and therefore, are excluded from the estimated effective tax rate.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis. In completing this evaluation, the Company considers all available evidence in order to determine whether, based on the weight of the evidence, a valuation allowance is necessary. Full valuation allowances that are recorded for deferred tax assets in the U.S. and certain foreign jurisdictions will be maintained until sufficient positive evidence exists to reduce or eliminate them. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include, but are not limited to, recent historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences, tax planning strategies. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. The Company has recently experienced pre-tax losses. As of September 30, 2021, the Company believes that it is more likely than not that the recorded deferred tax assets will be realized.
16. Other (Expense) Income, Net
Other (expense) income, net consists of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Foreign currency (loss) gain	$(1,370)	$1,080	$(3,020)	$(670)
Customer pay discounts	(280)	(420)	(780)	(960)
Loss on sale of business	—	—	(2,230)	—
Other, net	(70)	30	90	200
Total	$(1,720)	$690	$(5,940)	$(1,430)

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
Overview
Headquartered in Plymouth, Michigan, Horizon Global Corporation and its consolidated subsidiaries (“Horizon,” “Horizon Global,” “we,” “our,” or the “Company”) are a leading designer, manufacturer and distributor of a wide variety of high-quality, custom-engineered towing, trailering, cargo management and other related accessory products primarily in the North American, European and African markets, primarily servicing the aftermarket, automotive original equipment manufacturers (“automotive OEMs”) and automotive original equipment servicers (“automotive OESs”) (collectively, “OEs”), retail, e-commerce and industrial channels, supporting our customers generally through a regional service and delivery model.
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
The following table summarizes Adjusted EBITDA for our operating segments for the three months ended September 30, 2021:

	Three Months Ended September 30, 2021
	Horizon Americas	Horizon Europe-Africa	Corporate	Consolidated
	(dollars in thousands)
Net loss attributable to Horizon Global				$(2,470)
Net loss attributable to noncontrolling interest				(300)
Net loss				$(2,770)
Interest expense				6,970
Income tax expense				410
Depreciation and amortization				5,210
EBITDA	$14,050	$2,030	$(6,260)	$9,820
Net loss attributable to noncontrolling interest	—	300	—	300
Severance	50	—	—	50
Restructuring, relocation and related business disruption costs	60	30	10	100
Non-cash stock compensation	—	—	880	880
Loss on business divestitures and other assets	300	10	10	320
Debt issuance costs	—	70	100	170
Unrealized foreign currency remeasurement costs	(10)	950	400	1,340
Adjusted EBITDA	$14,450	$3,390	$(4,860)	$12,980

The following table summarizes Adjusted EBITDA for our operating segments for the three months ended September 30, 2020:

	Three Months Ended September 30, 2020
	Horizon Americas	Horizon Europe-Africa	Corporate	Consolidated
	(dollars in thousands)
Net income attributable to Horizon Global				$1,930
Net loss attributable to noncontrolling interest				(340)
Net income				$1,590
Interest expense				7,560
Income tax expense				100
Depreciation and amortization				5,620
EBITDA	$13,870	$7,490	$(6,490)	$14,870
Net loss attributable to noncontrolling interest	—	340	—	340
Severance	—	(170)	—	(170)
Restructuring, relocation and related business disruption costs	250	(20)	150	380
Non-cash stock compensation	—	—	870	870
Loss (gain) on business divestitures and other assets	420	—	(20)	400
Debt issuance costs	—	—	530	530
Unrealized foreign currency remeasurement costs	980	(1,580)	(500)	(1,100)
Adjusted EBITDA	$15,520	$6,060	$(5,460)	$16,120

Segment Information
Financial information for our operating segments for the three months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,				Change		Constant Currency Change
	2021	As a Percentage of Net Sales	2020	As a Percentage of Net Sales	$	%	$	%
	(dollars in thousands)
Net Sales
Horizon Americas	$115,850	58.9%	$119,140	59.1%	$(3,290)	(2.8%)	$(3,290)	(2.8%)
Horizon Europe-Africa	80,690	41.1%	82,490	40.9%	(1,800)	(2.2%)	(2,930)	(3.6%)
Total	$196,540	100.0%	$201,630	100.0%	$(5,090)	(2.5%)	$(6,220)	(3.1%)
Gross Profit
Horizon Americas	$29,310	25.3%	$32,960	27.7%	$(3,650)	(11.1%)	$(3,800)	(11.5%)
Horizon Europe-Africa	9,450	11.7%	10,410	12.6%	(960)	(9.2%)	(930)	(8.9%)
Total	$38,760	19.7%	$43,370	21.5%	$(4,610)	(10.6%)	$(4,730)	(10.9%)
Selling, General and Administrative Expenses
Horizon Americas	$16,910	14.6%	$19,780	16.6%	$(2,870)	(14.5%)	$(2,970)	(15.0%)
Horizon Europe-Africa	9,600	11.9%	7,960	9.6%	1,640	20.6%	1,460	18.3%
Corporate	5,920	N/A	7,070	N/A	(1,150)	(16.3%)	(1,150)	(16.3%)
Total	$32,430	16.5%	$34,810	17.3%	$(2,380)	(6.8%)	$(2,660)	(7.6%)
Operating Profit (Loss)
Horizon Americas	$12,400	10.7%	$13,170	11.1%	$(770)	(5.8%)	$(830)	(6.3%)
Horizon Europe-Africa	(150)	(0.2)%	2,440	3.0%	(2,590)	(106.1%)	(2,390)	(98.0%)
Corporate	(5,920)	N/A	(7,050)	N/A	1,130	16.0%	1,130	16.0%
Total	$6,330	3.2%	$8,560	4.2%	$(2,230)	(26.1%)	$(2,090)	(24.4%)
Capital Expenditures
Horizon Americas	$2,170	1.9%	$1,180	1.0%	$990	83.9%	$990	83.9%
Horizon Europe-Africa	2,620	3.2%	1,460	1.8%	1,160	79.5%	1,510	103.4%
Corporate	—	N/A	—	N/A	—	—%	—	—%
Total	$4,790	2.4%	$2,640	1.3%	$2,150	81.4%	$2,500	94.7%
Depreciation of Property and Equipment and Amortization of Intangibles
Horizon Americas	$1,990	1.7%	$2,100	1.8%	$(110)	(5.2%)	$(110)	(5.2%)
Horizon Europe-Africa	3,180	3.9%	3,470	4.2%	(290)	(8.4%)	(340)	(9.8%)
Corporate	40	N/A	50	N/A	(10)	(20.0%)	(10)	(20.0%)
Total	$5,210	2.7%	$5,620	2.8%	$(410)	(7.3%)	$(460)	(8.2%)
Adjusted EBITDA
Horizon Americas	$14,450	12.5%	$15,520	13.0%	$(1,070)	(6.9%)	N/A	N/A
Horizon Europe-Africa	3,390	4.2%	6,060	7.3%	(2,670)	(44.1%)	N/A	N/A
Corporate	(4,860)	N/A	(5,460)	N/A	600	11.0%	N/A	N/A
Total	$12,980	6.6%	$16,120	8.0%	$(3,140)	(19.5%)	N/A	N/A

Results of Operations
Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020
Consolidated net sales decreased $5.0 million, or 2.5%, to $196.5 million during the three months ended September 30, 2021, as compared to $201.6 million during the three months ended September 30, 2020. Net sales for Horizon Americas decreased $3.2 million, driven primarily by a decrease in sales volumes in the aftermarket, OE and retail sales channels, partially offset by pricing recovery initiatives driven by commodity and input cost increases. Net sales for Horizon Europe-Africa decreased $1.8 million, driven primarily by a decrease in sales volumes in the aftermarket and automotive OEM sales channels, partially offset by higher sales volumes in the automotive OES and e-commerce sales channels. The decrease was also partially offset by pricing recovery initiatives driven by commodity and input cost increases and favorable currency translation.
Gross profit margin (gross profit as a percentage of net sales) was 19.7% and 21.5% during the three months ended September 30, 2021 and 2020, respectively. The decline in gross profit margin is primarily due to lower net sales in Horizon Americas and Horizon Europe-Africa as detailed above.
Selling, general and administrative (“SG&A”) expenses decreased $2.4 million, primarily attributable to $2.0 million lower personnel and other variable compensation costs combined across the Company.
Operating margin (operating profit (loss) as a percentage of net sales) was 3.2% and 4.2% during the three months ended September 30, 2021 and 2020, respectively. Operating profit decreased $2.3 million to $6.3 million during the three months ended September 30, 2021, from an operating profit of $8.6 million during the three months ended September 30, 2020. The decline in operating profit and operating margin were primarily due to the operational results detailed above.
Other (expense) income, net was $(1.7) million of expense during the three months ended September 30, 2021, as compared to $0.7 million of income during the three months ended September 30, 2020. The $2.4 million change is primarily attributable to $(1.4) million of foreign currency loss during the three months ended September 30, 2021 as compared to $1.1 million of foreign currency gain during the three months ended September 30, 2020.
Interest expense decreased $0.6 million to $7.0 million during the three months ended September 30, 2021, as compared to $7.6 million during the three months ended September 30, 2020, primarily as a result of the Company’s February 2021 refinancing, which resulted in a new term loan agreement and replaced the Company’s existing term loan agreement. The new term loan included a lower interest rate and removed paid-in-kind interest, resulting in lower interest expense for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. Refer to Note 8, Long-term Debt, in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this Quarterly Report on Form 10-Q for additional information of the Company’s February 2021 refinancing.
The effective income tax rate for the three months ended September 30, 2021 and 2020 was (17.4)% and 5.9%, respectively. The increase in tax expense and related impacts on the effective income tax rate for the three months ended September 30, 2021 is attributable to projected jurisdictional income mix in jurisdictions not in a valuation allowance, coupled with utilization limitations on usage of U.S. tax attributes. The difference in the effective tax rate compared to the statutory tax rate for both periods is attributable to the valuation allowance recorded in the U.S. and several foreign jurisdictions, which resulted in no income tax benefit recognized for jurisdictional pretax losses, and therefore, are excluded from the estimated effective tax rate.
Net (loss) from continuing operations increased $4.4 million to $(2.8) million during the three months ended September 30, 2021, compared to net income from continuing operations of $1.6 million during the three months ended September 30, 2020. The change in net (loss) income from continuing operations was attributable to the operational results detailed above.
See below for a discussion of operating results by segment.

Horizon Americas
Net sales by sales channel, in thousands, for Horizon Americas are as follows:

	Three Months Ended September 30,		Change
	2021	2020	$	%
Net Sales
Aftermarket	$35,390	$35,390	$—	—%
Automotive OEM	24,690	24,010	680	2.8%
Automotive OES	3,570	2,980	590	19.8%
Retail	26,460	34,290	(7,830)	(22.8)%
E-commerce	16,970	15,240	1,730	11.4%
Industrial	8,770	7,230	1,540	21.3%
Total	$115,850	$119,140	$(3,290)	(2.8)%
Net sales decreased $3.2 million, or 2.8%, to $115.9 million during the three months ended September 30, 2021, as compared to $119.1 million during the three months ended September 30, 2020, primarily attributable to lower sales volumes in the aftermarket, OE and retail sales channels, as well as $1.3 million impact attributable to the Company’s sale of its Brazil business in the second quarter of 2021. The decrease in net sales was partially offset by $13.0 million of pricing recovery initiatives implemented, primarily in the aftermarket, OE, retail and e-commerce sales channels, to recover increased material and input costs. The decrease was also partially offset by a $2.5 million decrease in sales returns and allowances.
Horizon Americas’ gross profit decreased $3.7 million, or 11.1%, to $29.3 million, or 25.3% of net sales, during the three months ended September 30, 2021, as compared to $33.0 million, or 27.7% of net sales, during the three months ended September 30, 2020. The decrease in gross profit and gross profit margin reflects the changes in net sales detailed above, coupled with unfavorable cost performance, primarily attributable to unfavorable material, supply chain and other manufacturing input costs associated with global macroeconomic factors.
SG&A decreased $2.9 million to $16.9 million, or 14.6% of net sales, during the three months ended September 30, 2021, as compared to $19.8 million, or 16.6% of net sales, during the three months ended September 30, 2020. The decrease in SG&A is primarily attributable to the following:
–$1.4 million lower distribution center lease, operating and support costs; and
–$1.3 million lower personnel and other variable compensation costs.
Horizon Americas’ operating profit decreased $0.8 million to $12.4 million, or 10.7% of net sales, during the three months ended September 30, 2021, as compared to $13.2 million, or 11.1% of net sales, during the three months ended September 30, 2020. Decreased operating profit and operating margin were primarily due to the operational results detailed above.
Horizon Americas’ Adjusted EBITDA decreased $1.0 million to $14.5 million during the three months ended September 30, 2021, as compared to Adjusted EBITDA of $15.5 million during the three months ended September 30, 2020. Adjusted EBITDA declined primarily due to the operational results detailed above.

Horizon Europe-Africa
Net sales by sales channel, in thousands, for Horizon Europe-Africa are as follows:

	Three Months Ended September 30,		Change
	2021	2020	$	%
Net Sales
Aftermarket	$22,400	$24,360	$(1,960)	(8.0)%
Automotive OEM	34,590	42,400	(7,810)	(18.4)%
Automotive OES	20,790	13,820	6,970	50.4%
E-commerce	1,950	630	1,320	209.5%
Industrial	480	550	(70)	(12.7)%
Other	480	730	(250)	(34.2)%
Total	$80,690	$82,490	$(1,800)	(2.2)%
Net sales decreased $1.8 million, or 2.2%, to $80.7 million during the three months ended September 30, 2021, as compared to $82.5 million, during the three months ended September 30, 2020, primarily attributable to lower sales volumes in the aftermarket and automotive OEM sales channels, partially offset by higher sales volumes in the automotive OES and e-commerce sales channels. The decrease was also partially offset by $5.8 million of pricing recovery initiatives implemented, primarily in the OE sales channels, to recover increased material and input costs. The decrease was also partially offset by $1.1 million of favorable currency translation.
Horizon Europe-Africa’s gross profit decreased $0.9 million, or 9.2%, to $9.5 million, or 11.7% of net sales, during the three months ended September 30, 2021, from $10.4 million, or 12.6% of net sales, during the three months ended September 30, 2020. The decrease in gross profit and gross profit margin reflects the changes in net sales detailed above, coupled with unfavorable cost performance, primarily attributable to unfavorable material, supply chain and other manufacturing input costs associated with global macroeconomic factors.
SG&A increased $1.6 million to $9.6 million, or 11.9% of net sales, during the three months ended September 30, 2021, as compared to $8.0 million, or 9.6% of net sales, during the three months ended September 30, 2020. The increase in SG&A is primarily attributable to the following:
–$0.6 million increased allowance for doubtful accounts; and
–$0.5 million of higher personnel and other variable compensation costs.
Horizon Europe-Africa’s operating (loss) increased $2.6 million to an operating (loss) of $(0.2) million, or (0.2)% of net sales, during the three months ended September 30, 2021, as compared to operating profit of $2.4 million, or 3.0% of net sales, during the three months ended September 30, 2020. The change in operating (loss) profit and operating margin were primarily due to the operational results detailed above.
Horizon Europe-Africa’s Adjusted EBITDA decreased $2.7 million to $3.4 million during the three months ended September 30, 2021, as compared to Adjusted EBITDA of $6.1 million during the three months ended September 30, 2020. Adjusted EBITDA declined primarily due to the operational results detailed above.
Corporate Expenses
Corporate expenses included in operating profit decreased $1.2 million to $5.9 million during the three months ended September 30, 2021, as compared to $7.1 million during the three months ended September 30, 2020. The decrease was primarily attributable to the following:
–$1.2 million lower personnel and other variable compensation costs.
Corporate Adjusted EBITDA was $(4.9) million during the three months ended September 30, 2021, as compared to Adjusted EBITDA of $(5.5) million during the three months ended September 30, 2020. The change in Adjusted EBITDA was primarily due to the operational results detailed above.

The following table summarizes Adjusted EBITDA for our operating segments for the nine months ended September 30, 2021:

	Nine Months Ended September 30, 2021
	Horizon Americas	Horizon Europe-Africa	Corporate	Consolidated
	(dollars in thousands)
Net loss attributable to Horizon Global				$(15,990)
Net loss attributable to noncontrolling interest				(970)
Net loss				$(16,960)
Interest expense				21,000
Income tax expense				2,810
Depreciation and amortization				15,930
EBITDA	$43,230	$10,860	$(31,310)	$22,780
Net loss attributable to noncontrolling interest	—	970	—	970
Severance	50	—	—	50
Restructuring, relocation and related business disruption costs	(780)	50	(30)	(760)
Loss on debt extinguishment	—	—	11,650	11,650
Non-cash stock compensation	—	—	2,590	2,590
Loss on business divestitures and other assets	3,020	—	10	3,030
Debt issuance costs	—	70	290	360
Unrealized foreign currency remeasurement costs	260	1,900	820	2,980
Adjusted EBITDA	$45,780	$13,850	$(15,980)	$43,650

The following table summarizes Adjusted EBITDA for our operating segments for the nine months ended September 30, 2020:

	Nine Months Ended September 30, 2020
	Horizon Americas	Horizon Europe-Africa	Corporate	Consolidated
	(dollars in thousands)
Net loss attributable to Horizon Global				$(31,150)
Net loss attributable to noncontrolling interest				(1,010)
Net loss				$(32,160)
Interest expense				23,970
Income tax expense				170
Depreciation and amortization				16,150
EBITDA	$24,160	$3,150	$(19,180)	$8,130
Net loss attributable to noncontrolling interest	—	1,010	—	1,010
Loss from discontinued operations, net of tax	—	—	500	500
Severance	530	(150)	(10)	370
Restructuring, relocation and related business disruption costs	1,550	10	470	2,030
Non-cash stock compensation	—	—	2,190	2,190
Loss (gain) on business divestitures and other assets	1,020	(180)	20	860
Product liability and litigation claims	—	1,510	—	1,510
Debt issuance costs	—	—	1,840	1,840
Unrealized foreign currency remeasurement costs	280	860	(490)	650
Adjusted EBITDA	$27,540	$6,210	$(14,660)	$19,090

The following table summarizes financial information for our operating segments for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,				Change		Constant Currency Change
	2021	As a Percentage of Net Sales	2020	As a Percentage of Net Sales	$	%	$	%
	(dollars in thousands)
Net Sales
Horizon Americas	$354,060	57.3%	$285,630	58.8%	$68,430	24.0%	$68,880	24.1%
Horizon Europe-Africa	263,790	42.7%	199,740	41.2%	64,050	32.1%	48,090	24.1%
Total	$617,850	100.0%	$485,370	100.0%	$132,480	27.3%	$116,970	24.1%
Gross Profit
Horizon Americas	$93,660	26.5%	$70,720	24.8%	$22,940	32.4%	$22,650	32.0%
Horizon Europe-Africa	32,950	12.5%	16,950	8.5%	16,000	94.4%	14,250	84.1%
Total	$126,610	20.5%	$87,670	18.1%	$38,940	44.4%	$36,900	42.1%
Selling, General and Administrative Expenses
Horizon Americas	$52,660	14.9%	$51,400	18.0%	$1,260	2.5%	$1,150	2.2%
Horizon Europe-Africa	30,400	11.5%	22,980	11.5%	7,420	32.3%	5,530	24.1%
Corporate	19,110	N/A	19,380	N/A	(270)	(1.4)%	(270)	(1.4)%
Total	$102,170	16.5%	$93,760	19.3%	$8,410	9.0%	$6,410	6.8%
Operating Profit (Loss)
Horizon Americas	$41,000	11.6%	$19,330	6.8%	$21,670	112.1%	$21,490	111.2%
Horizon Europe-Africa	2,550	1.0%	(6,040)	(3.0)%	8,590	142.2%	8,700	144.0%
Corporate	(19,110)	N/A	(19,380)	N/A	270	1.4%	270	1.4%
Total	$24,440	4.0%	$(6,090)	(1.3)%	$30,530	501.3%	$30,460	500.2%
Capital Expenditures
Horizon Americas	$6,550	1.8%	$2,650	0.9%	$3,900	147.2%	$3,890	146.8%
Horizon Europe-Africa	8,180	3.1%	5,440	2.7%	2,740	50.4%	2,230	41.0%
Corporate	—	N/A	—	N/A	—	—%	—	—%
Total	$14,730	2.4%	$8,090	1.7%	$6,640	82.1%	$6,120	75.6%
Depreciation of Property and Equipment and Amortization of Intangibles
Horizon Americas	$5,680	1.6%	$6,300	2.2%	$(620)	(9.8)%	$(620)	(9.8)%
Horizon Europe-Africa	10,110	3.8%	9,690	4.9%	420	4.3%	(180)	(1.9)%
Corporate	140	N/A	160	N/A	(20)	(12.5)%	(20)	(12.5)%
Total	$15,930	2.6%	$16,150	3.3%	$(220)	(1.4)%	$(820)	(5.1)%
Adjusted EBITDA
Horizon Americas	$45,780	12.9%	$27,540	9.6%	$18,240	66.2%	N/A	N/A
Horizon Europe-Africa	13,850	5.3%	6,210	3.1%	7,640	123.0%	N/A	N/A
Corporate	(15,980)	N/A	(14,660)	N/A	(1,320)	(9.0)%	N/A	N/A
Total	$43,650	7.1%	$19,090	3.9%	$24,560	128.7%	N/A	N/A

Results of Operations

Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020
Consolidated net sales increased $132.5 million, or 27.3%, to $617.9 million during the nine months ended September 30, 2021, as compared to $485.4 million during the nine months ended September 30, 2020. The impact was driven by an increase in net sales in Horizon Americas and Horizon Europe-Africa primarily attributable to the impacts of economic uncertainty and business disruptions of the COVID-19 pandemic that impacted the Company, most significantly in the first and second quarters of 2020. Net sales for Horizon Americas increased $68.4 million, driven by increases in sales volumes as well as pricing recovery initiatives driven by commodity and input cost increases. Net sales for Horizon Europe-Africa increased $64.1 million, driven by increases in sales volumes as well as favorable currency translation.
Gross profit margin was 20.5% and 18.1% during the nine months ended September 30, 2021 and 2020, respectively. The improved gross profit margin is primarily due to higher net sales in Horizon Americas and Horizon Europe-Africa as detailed above, coupled with favorable net sales channel mix, as well as improved operating efficiency during the nine months ended September 30, 2021, as compared to nine months ended September 30, 2020, as a result of the impacts of the COVID-19 pandemic experienced during the nine months ended September 30, 2020.
SG&A increased $8.4 million primarily attributable to $5.8 million higher personnel and other variable compensation costs combined across the Company, driven primarily by temporary salary reductions in the U.S. and the Company’s participation in certain payroll reimbursement programs during the nine months ended September 30, 2020 in response to the impacts of the COVID-19 pandemic. Unfavorable currency translation in Horizon Europe-Africa of $1.9 million also contributed to the increase.
Operating margin was 4.0% and (1.3)% during the nine months ended September 30, 2021 and 2020, respectively. Operating profit improved $30.5 million to an operating profit of $24.4 million during the nine months ended September 30, 2021, from an operating (loss) of $(6.1) million during the nine months ended September 30, 2020. Improved operating profit and operating margin were primarily due to the operational results detailed above.
Other expense, net increased $4.5 million to $5.9 million during the nine months ended September 30, 2021, as compared to $1.4 million during the nine months ended September 30, 2020, primarily attributable to $2.4 million of higher foreign currency loss during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase was also due to the $2.2 million loss on the sale of the Company’s Brazil business completed during the second quarter of 2021. Refer to Note 4, Goodwill and Other Intangible Assets, in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this Quarterly Report on Form 10-Q for additional information of the sale of the Company’s Brazil business.
Interest expense decreased $3.0 million to $21.0 million during the nine months ended September 30, 2021, as compared to $24.0 million during the nine months ended September 30, 2020, primarily as a result of the Company’s February 2021 refinancing, which resulted in a new term loan agreement and replaced the Company’s existing term loan agreement. The new term loan included a lower interest rate and removed paid-in-kind interest, resulting in lower interest expense for the nine months ended September 30, 2021. Additionally, as a result of the refinancing, the Company incurred an $11.7 million loss on debt extinguishment related to the termination of the existing term loan agreement during the nine months ended September 30, 2021. Refer to Note 8, Long-term Debt, in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this Quarterly Report on Form 10-Q for additional information.
The effective income tax rate for the nine months ended September 30, 2021 and 2020 was (19.9)% and (0.5)%, respectively. The increase in tax expense and related impacts on the effective income tax rate for the nine months ended September 30, 2021 is attributable to projected jurisdictional income mix in jurisdictions not in a valuation allowance, coupled with utilization limitations on usage of U.S. tax attributes. The difference in the effective tax rate compared to the statutory tax rate for both periods is attributable to the valuation allowance recorded in the U.S. and several foreign jurisdictions, which resulted in no income tax benefit recognized for jurisdictional pretax losses, and therefore, are excluded from the estimated effective tax rate.
Net loss from continuing operations improved $14.7 million, to a net loss of $(17.0) million for the nine months ended September 30, 2021, compared to a net loss from continuing operations of $(31.7) million for the nine months ended September 30, 2020. The improvement was attributable to the operational results detailed above.
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

See below for a discussion of operating results by segment.

Horizon Americas
Net sales by sales channel, in thousands, for Horizon Americas are as follows:

	Nine Months Ended September 30,		Change
	2021	2020	$	%
Net Sales
Aftermarket	$107,640	$84,440	$23,200	27.5%
Automotive OEM	74,860	53,880	20,980	38.9%
Automotive OES	11,670	5,330	6,340	118.9%
Retail	81,650	80,690	960	1.2%
E-commerce	51,220	41,120	10,100	24.6%
Industrial	27,020	20,120	6,900	34.3%
Other	—	50	(50)	N/A
Total	$354,060	$285,630	$68,430	24.0%
Net sales increased $68.5 million, or 24.0%, to $354.1 million during the nine months ended September 30, 2021, as compared to $285.6 million during the nine months ended September 30, 2020, primarily attributable to higher sales volumes. The increased volumes are primarily attributable to the impacts of economic uncertainty and business disruptions of the COVID-19 pandemic that impacted the Company, most significantly in the first and second quarters of 2020. Net sales also increased by $26.1 million due to pricing recovery initiatives implemented, primarily in the aftermarket, OE, retail and e-commerce sales channels, to recover increased material and input costs. The increase was partially offset by a $1.2 million increase in sales returns and allowances.
Horizon Americas’ gross profit increased $23.0 million, or 32.4%, to $93.7 million, or 26.5% of net sales, during the nine months ended September 30, 2021, as compared to $70.7 million, or 24.8% of net sales, during the nine months ended September 30, 2020. The increase in gross profit and gross profit margin reflects the changes in net sales detailed above, coupled with unfavorable cost performance, primarily attributable to unfavorable material, supply chain and other manufacturing input costs associated with global macroeconomic factors.
SG&A increased $1.3 million to $52.7 million, or 14.9% of net sales during the nine months ended September 30, 2021, as compared to $51.4 million, or 18.0% of net sales, during the nine months ended September 30, 2020. The increase in SG&A was primarily attributable to the cost saving initiatives implemented by the Company and corresponding savings realized during the nine months ended September 30, 2020 in response to the impacts of the COVID-19 pandemic. As a result, the increase in SG&A is attributable to the following:
–$2.5 million higher personnel and other variable compensation costs, primarily as a result of temporary salary reductions in the U.S. and other compensation and benefit cost reductions in the second quarter of 2020 in response to the impacts of the COVID-19 pandemic; partially offset by:
–$1.1 million lower depreciation and amortization.
Horizon Americas’ operating profit increased $21.7 million to $41.0 million, or 11.6% of net sales, during the nine months ended September 30, 2021, as compared to $19.3 million, or 6.8% of net sales, during the nine months ended September 30, 2020. Improved operating profit and operating margin were primarily due to the operational results detailed above.
Horizon Americas’ Adjusted EBITDA increased $18.3 million to $45.8 million during the nine months ended September 30, 2021, as compared to Adjusted EBITDA of $27.5 million during the nine months ended September 30, 2020. Adjusted EBITDA improved primarily due to operational results detailed above.

Horizon Europe-Africa
Net sales by sales channel, in thousands, for Horizon Europe-Africa are as follows:

	Nine Months Ended September 30,		Change
	2021	2020	$	%
Net Sales
Aftermarket	$70,950	$56,750	$14,200	25.0%
Automotive OEM	127,340	104,420	22,920	21.9%
Automotive OES	56,820	34,000	22,820	67.1%
E-commerce	5,340	1,290	4,050	314.0%
Industrial	1,660	1,210	450	37.2%
Other	1,680	2,070	(390)	(18.8)%
Total	$263,790	$199,740	$64,050	32.1%
Net sales increased $64.1 million, or 32.1%, to $263.8 million during the nine months ended September 30, 2021, as compared to $199.7 million during the nine months ended September 30, 2020, primarily attributable to higher sales volumes. The increased volumes are primarily attributable to the impacts of economic uncertainty and business disruptions of the COVID-19 pandemic that impacted the Company, most significantly in the first and second quarters of 2020. Net sales also increased by $5.9 million due to pricing recovery initiatives implemented, primarily in the OE sales channels, to recover increased material and input costs. The increase was also partially attributable to $16.0 million of favorable currency translation.
Horizon Europe-Africa’s gross profit increased $16.0 million, or 94.4%, to $33.0 million, or 12.5% of net sales, during the nine months ended September 30, 2021, from $17.0 million, or 8.5% of net sales, during the nine months ended September 30, 2020. The increase in gross profit margin reflects the changes in sales detailed above, coupled with unfavorable cost performance, primarily attributable to unfavorable material, supply chain and other manufacturing input costs associated with global macroeconomic factors.
SG&A increased $7.4 million to $30.4 million, or 11.5% of net sales during the nine months ended September 30, 2021, as compared to $23.0 million, or 11.5% of net sales, during the nine months ended September 30, 2020. The increase in SG&A was primarily attributable to the cost saving initiatives implemented by the Company and corresponding savings realized during the nine months ended September 30, 2020 in response to the impacts of the COVID-19 pandemic. As a result, the increase in SG&A is attributable to the following:
–$2.2 million higher personnel and other variable compensation cost, partially as a result of payroll costs reimbursed in the prior year under terms of certain government payroll reimbursement programs;
–$1.3 million of higher outside professional fees and other administrative costs; and
–$1.9 million of unfavorable currency translation.
Horizon Europe-Africa’s operating profit increased $8.6 million to an operating profit of $2.6 million, or 1.0% of net sales during the nine months ended September 30, 2021, as compared to an operating (loss) of $(6.0) million, or (3.0)% of net sales, during the nine months ended September 30, 2020. Improved operating profit (loss) and operating margin were primarily due to the operational results described above.
Horizon Europe-Africa’s Adjusted EBITDA increased $7.7 million to $13.9 million during the nine months ended September 30, 2021, as compared to Adjusted EBITDA of $6.2 million during the nine months ended September 30, 2020. Adjusted EBITDA improved primarily due to operational results detailed above.

Corporate Expenses
Corporate expenses included in operating profit decreased $0.3 million to $19.1 million during the nine months ended September 30, 2021, as compared to $19.4 million during the nine months ended September 30, 2020. The decrease was primarily attributable to the following:
–$1.6 million lower costs incurred related to professional service fees and other costs associated with new debt issuance, amendments, and modifications and related structure changes; partially offset by:
–$1.1 million higher personnel and other variable compensation costs, primarily as a result of temporary salary reductions in the U.S. and other compensation and benefit cost reductions in the second quarter of 2020 in response to the impacts of the COVID-19 pandemic.
Corporate Adjusted EBITDA was $(16.0) million during the nine months ended September 30, 2021, as compared to Adjusted EBITDA of $(14.7) million during the nine months ended September 30, 2020. The change in Adjusted EBITDA was primarily due to the higher personnel and compensation costs described above.

Liquidity and Capital Resources
Our capital and working capital requirements are funded through a combination of cash on hand, cash flows from operations, and various borrowings and factoring arrangements described below, including our asset-based Revolving Credit Facility (as defined below). As of September 30, 2021, and December 31, 2020, we had $10.4 million and $18.2 million, respectively, of cash and cash equivalents held at foreign subsidiaries. There may be country specific regulations, which may restrict or result in increased costs in the repatriation of these funds.
In March 2020, the Company, as guarantor, entered into a Loan and Security Agreement (the “Loan Agreement”) with Encina Business Credit, LLC (“Encina”), as agent for the lenders party thereto, and Horizon Global Americas Inc. and Cequent Towing Products of Canada Ltd., as borrowers (the “ABL Borrowers”). The Loan Agreement provides for an asset-based revolving credit facility (the “Revolving Credit Facility”) in the maximum aggregate principal amount of $75.0 million subject to customary borrowing base limitations contained therein, and may be increased at the ABL Borrowers’ request in increments of $5.0 million, up to a maximum of five times over the life of the Revolving Credit Facility, for a total increase of up to $25.0 million. The Loan Agreement has subsequently been amended, as described below, to among other modifications, increase the maximum amount of credit available under the Revolving Credit Facility to $95.0 million. As of September 30, 2021, the Company had availability of $37.5 million under the Revolving Credit Facility and $7.0 million of cash and cash equivalents in the United States.
As of September 30, 2021 and December 31, 2020, total cash and availability was $54.9 million and $83.4 million, respectively. The Company defines cash and availability as cash and cash equivalents and amounts of cash accessible but undrawn from credit facilities.
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
As of September 30, 2021, the Company’s application of loan forgiveness of $7.1 million of the $8.7 million of funds originally received is subject to the SBA’s final determination of forgiveness, which we expect to receive in the fourth quarter of 2021, based on the review timelines once a borrower has submitted its application in accordance with the issued regulations. The potential loan forgiveness is determined, subject to limitations, based on the use of loan proceeds for payment of qualifying expenses over the 24 weeks after the loan proceeds were disbursed. The unforgiven portion of the loan has an interest rate of 1.0% per annum. In July 2021, the note was amended to make the unforgiven portion payable over five years on a monthly basis. The Company has deferred interest payments until the Company’s application for forgiveness is completed in accordance with the guidance issued by the SBA and Treasury and the terms of the Company’s PPP Loan. While we currently believe that our use of the loan proceeds will meet the conditions for forgiveness of $7.1 million of our PPP Loan, there can be no assurance that forgiveness for any portion of the PPP Loan will be obtained.
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
Cash Flows - Operating Activities
Net cash used for and provided by operating activities during the nine months ended September 30, 2021 and 2020 was $(30.6) million and $24.2 million, respectively.
During the nine months ended September 30, 2021, the Company generated $24.5 million in cash flows, based on the reported net loss of $(17.0) million and after considering the effects of non-cash items related to depreciation, amortization of intangible assets, loss on debt extinguishment, amortization of original issuance discount and debt issuance costs, deferred income taxes, non-cash compensation expense, paid-in-kind interest, and other, net. During the nine months ended September 30, 2020, the Company generated $3.5 million in cash flows, based on the reported net loss of $(31.7) million and after considering the effects of similar non-cash items previously described.
Changes in operating assets and liabilities used $(55.2) million and sourced $20.7 million of cash during the nine months ended September 30, 2021 and 2020, respectively.
Changes in accounts receivable resulted in a net use of cash of $(12.4) million and $(35.2) million during the nine months ended September 30, 2021 and 2020, respectively. The increase in accounts receivable was lower in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily as a result of increased collections over the prior year.
Changes in inventory resulted in a use of cash of $(52.7) million during the nine months ended September 30, 2021 and a source of cash of $30.1 million during the nine months ended September 30, 2020. The increase in inventory during the nine months ended September 30, 2021 was due in part to recent macroeconomic factors, such as rising costs of raw materials, constraints on shipping container availability and port congestion leading to higher inventory costs and levels of in-transit inventory. The decrease in inventory during the nine months ended September 30, 2020 was due to improved inventory management coupled with an extended selling season during the nine months ended September 30, 2020.
Changes in accounts payable and accrued liabilities resulted in a source of cash of $11.8 million and $29.8 million during the nine months ended September 30, 2021 and 2020, respectively. The lower source of cash for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 is primarily due to the timing of payments made to suppliers, mix of vendors and related terms.
Cash Flows - Investing Activities
Net cash used for investing activities during the nine months ended September 30, 2021 and 2020 was $(14.7) million and $(8.0) million, respectively.
During the nine months ended September 30, 2021 and 2020, capital expenditures were $(14.7) million and $(8.1) million, respectively, and related to growth, capacity and productivity-related projects within Horizon Americas and Horizon Europe-Africa. The increase in capital expenditures is primarily due to the Company’s curtailment or retiming of certain projects during the nine months ended September 30, 2020, in response to the impacts and business disruptions of the COVID-19 pandemic.
Cash Flows - Financing Activities
Net cash provided by financing activities was $18.0 million and $17.9 million during the nine months ended September 30, 2021 and 2020, respectively.
During the nine months ended September 30, 2021 and 2020, net proceeds from the Revolving Credit Facility, net of issuance costs, were $20.7 million and $26.4 million, respectively. During the nine months ended September 30, 2020, net repayments on the Company’s former asset based lending facility totaled $(19.9) million.
During the nine months ended September 30, 2021, proceeds from the Company’s new term loan, net of issuance costs and related issuance of common stock warrants were $75.3 million and $16.3 million, respectively. During the nine months ended September 30, 2021, repayments of borrowings on Replacement Term Loan, as defined below, including transaction fees were $(94.9) million.

Additionally, during the nine months ended September 30, 2020, proceeds from the PPP Loan were $8.7 million.
Factoring Arrangements
The Company has factoring arrangements with financial institutions to sell certain accounts receivable. During the nine months ended September 30, 2021 and 2020, total receivables sold under certain non-recourse factoring arrangements was $225.1 million and $166.1 million, respectively. We utilize factoring arrangements as part of our working capital needs. The costs of participating in these arrangements are immaterial to our results. Refer to Note 3, Summary of Significant Accounting Policies, in Item 8, “Financial Statements and Supplementary Data,” included within our Annual Report on Form 10-K for the twelve months ended December 31, 2020, for additional information.

Our Debt and Other Commitments
We and certain of our subsidiaries are party to the asset-based Revolving Credit Facility, as defined and described above. The Revolving Credit Facility provides for $75.0 million of funding, which has been subsequently increased as described below, on a revolving basis, subject to borrowing base availability, and matures on March 13, 2023. As of September 30, 2021, there was $44.9 million outstanding on the Revolving Credit Facility bearing interest at a weighted average rate of 5.3%.
In February 2021, the Company entered into a limited consent to the Loan Agreement governing its Revolving Credit Facility, that among other modifications, consented to the Company’s entering into the Senior Term Loan Credit Agreement, as defined and described below.
In April 2021, the Company entered into an amendment to the Loan Agreement governing its Revolving Credit Facility, that among other modifications, increased the maximum amount of credit available under the Revolving Credit Facility to $85.0 million. The amendment also increased sub-limits relating to the Company’s ability to borrow against in-transit inventory as well as inventory located in the Company’s Mexico facilities.
On September 17, 2021, the Company entered into an amendment to the Loan Agreement governing its Revolving Credit Facility, that among other modifications, increased the maximum amount of credit available under the Revolving Credit Facility to $95.0 million. The amendment also increased the Company’s ability to borrow against receivables and sub-limits relating to in-transit inventory and inventory located in the Company’s Mexico facilities. The increased borrowing capacity against receivables and inventory is effective through December 31, 2021.
In addition, the Company and certain of its subsidiaries, have been or are parties to other long-term credit agreements, including the Senior Term Loan Credit Agreement, as defined and described below. As of September 30, 2021, there was $100.0 million outstanding on the Senior Term Loan Credit Agreement bearing cash interest at 7.50%.
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
In May 2020, the Company entered into amendments, limited waivers and consents in connection with the Loan Agreement governing its Revolving Credit Facility, the First Lien Term Loan Agreement, and the Second Lien Term Loan Agreement, each with an effective date of April 1, 2020, that, among other things, consented to the Company’s applying for, obtaining and incurring the PPP Loan, as defined and described above.
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
We are subject to variable interest rates on our Senior Term Loan Credit Agreement and Revolving Credit Facility. At September 30, 2021, 1-Month LIBOR and 3-Month LIBOR approximated 0.08% and 0.13%, respectively.
The Company is in compliance with all of its financial covenants as of September 30, 2021.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases and rent expense related thereto for the nine months ended September 30, 2021 and 2020 was $10.7 million and $11.5 million, respectively. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.
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
The reconciliations of net income (loss) attributable to Horizon Global to EBITDA, EBITDA to Adjusted EBITDA and Adjusted EBITDA to Consolidated EBITDA are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,			Last Twelve Months Ended September 30,
	2021	2020	Change	2021	2020	Change	2021	2020	Change
	(dollars in thousands)			(dollars in thousands)			(dollars in thousands)
Net (loss) income attributable to Horizon Global	$(2,470)	$1,930	$(4,400)	$(15,990)	$(31,150)	$15,160	$(21,400)	$(62,730)	$41,330
Net loss attributable to noncontrolling interest	(300)	(340)	40	(970)	(1,010)	40	(1,380)	(1,410)	30
Net (loss) income	$(2,770)	$1,590	$(4,360)	$(16,960)	$(32,160)	$15,200	$(22,780)	$(64,140)	$41,360
Interest expense	6,970	7,560	(590)	21,000	23,970	(2,970)	28,710	31,970	(3,260)
Income tax expense (benefit)	410	100	310	2,810	170	2,640	1,060	(8,320)	9,380
Depreciation and amortization	5,210	5,620	(410)	15,930	16,150	(220)	22,690	21,050	1,640
EBITDA	$9,820	$14,870	$(5,050)	$22,780	$8,130	$14,650	$29,680	$(19,440)	$49,120
Net loss attributable to noncontrolling interest	300	340	(40)	970	1,010	(40)	1,380	1,410	(30)
Loss from discontinued operations, net of tax	—	—	—	—	500	(500)	—	500	(500)
EBITDA from continuing operations	$10,120	$15,210	$(5,090)	$23,750	$9,640	$14,110	$31,060	$(17,530)	$48,590
Adjustments pursuant to Senior Term Loan Agreement:
Losses on sale of receivables	280	420	(140)	780	960	(180)	1,230	1,270	(40)
Debt extinguishment losses	—	—	—	11,650	—	11,650	11,650	—	11,650
Non-cash equity grant expenses	880	870	10	2,590	2,190	400	3,400	2,520	880
Other non-cash expenses or losses (gains)	1,400	(1,080)	2,480	5,320	670	4,650	3,840	(1,180)	5,020
Lender agent related professional fees, costs, and expenses(a)	30	—	30	130	380	(250)	130	460	(330)
Non-recurring expenses or costs(b)	250	700	(450)	(570)	5,180	(5,750)	(340)	16,640	(16,980)
Non-cash losses (gains) on asset sales	20	(10)	30	30	80	(50)	40	(70)	110
Other	—	10	(10)	(30)	(10)	(20)	(40)	480	(520)
Adjusted EBITDA	$12,980	$16,120	$(3,140)	$43,650	$19,090	$24,560	$50,970	$2,590	$48,380
Non-recurring expense limitation(a)(b)	N/A	N/A	N/A	N/A	N/A	N/A	N/A	(6,640)	6,640
Other	—	(10)	10	30	10	20	40	(480)	520
Consolidated EBITDA	$12,980	$16,110	$(3,130)	$43,680	$19,100	$24,580	$51,010	$(4,530)	$55,540
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
Credit Rating
The Company’s credit agreements do not require that we maintain a credit rating.

Outlook
Our business remains susceptible to economic conditions that could adversely affect our results, including potential negative impacts of the COVID-19 pandemic. The trend of customer orders in the economies that most significantly affect our demand has been strong, including the United States and Europe. However, we have experienced rising pricing for certain raw materials, including steel, and while the Company endeavors to recover incremental input costs through pricing actions, the recoveries generally occur over time and are not guaranteed. In addition, recent macroeconomic factors, such as constraints on shipping container availability, port congestion and the global microchip shortage have resulted in a delay of receiving raw materials by the Company or some of our OE customers, which has resulted in retiming some customer orders to future periods. We continue to monitor these supply constraints and remain committed to fulfilling and delivering our customers’ orders driven by the strong product demand we have experienced.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4. Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Evaluation of disclosure controls and procedures
As of September 30, 2021, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company’s disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
10.1*
Fifth Amendment to Loan and Security Agreement dated September 17, 2021, by and among Horizon Global Americas Inc. and Cequent Towing Products of Canada Ltd., as borrowers, Horizon Global Corporation, Horizon Global Company LLC, Cequent Electrical Products de Mexico, S. de R.L. de C.V., and Cequent Sales Company de Mexico, S. de R.L. de C.V., as guarantors, the lenders party thereto and Eclipse Business Capital LLC (f/k/a Encina Business Credit, LLC), as agent for the Lenders.

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

HORIZON GLOBAL CORPORATION (Registrant)

/s/ DENNIS E. RICHARDVILLE

Date:	November 4, 2021	By:	Dennis E. Richardville Chief Financial Officer