Form 10-K
period 2021-12-31
Horizon Global Corp
filed 2022-03-10
CIK 1637655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
__________________________________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐    No ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2021 was approximately $198.5 million, based upon the closing sales price of the Registrant’s common stock, $0.01 par value, reported for such date on the New York Stock Exchange.
As of March 4, 2022, the number of outstanding shares of the Registrant’s common stock, $0.01 par value, was 27,382,532 shares.
Portions of the Registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to, risks and uncertainties with respect to: the impact of the COVID-19 pandemic on the Company’s business, results of operations, financial condition and liquidity, including, without limitation, supply chain and logistics issues and inflationary pressures; liabilities and restrictions imposed by the Company’s debt instruments, including the Company’s ability to comply with the applicable financial covenants related thereto; market demand; competitive factors; supply constraints and shipping disruptions; material, logistics and energy costs, including the increased material costs resulting from the COVID-19 pandemic; inflation and deflation rates; technology factors; litigation; government and regulatory actions including the impact of any tariffs, quotas, or surcharges; the Company’s accounting policies; future trends; general economic and currency conditions; various conditions specific to the Company’s business and industry; the success of the Company’s action plan, including the actual amount of savings and timing thereof; the success of the Company’s business improvement initiatives in Europe-Africa, including the amount of savings and timing thereof; the Company’s exposure to product liability claims from customers and end users, and the costs associated therewith; factors affecting the Company’s business that are outside of its control, including natural disasters, pandemics, including the current COVID-19 pandemic, accidents and governmental actions; and other risks that are discussed in Part I, Item 1A, “Risk Factors.” The risks described in this Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
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

PART I

Item 1.    Business
Overview
Horizon Global Corporation, which we refer to herein as “Horizon,” “Horizon Global,” “we,” “our,” or the “Company,” became an independent, publicly traded company as the result of a tax-free spin-off (the “Spin-off”) from TriMas Corporation (“TriMas”) on June 30, 2015. The Company’s common stock began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “HZN” on July 1, 2015.
We are a leading designer, manufacturer and distributor of a wide variety of high-quality, custom-engineered towing, trailering, cargo management and other related accessory products, operating in the North American, European and African markets, primarily servicing the aftermarket, automotive original equipment manufacturers (“automotive OEMs”) and automotive original equipment servicers (“automotive OESs”) (collectively “OEs”), retail, e-commerce and industrial channels, supporting our customers generally through a regional service and delivery model.
The Company groups its business into operating segments generally by the region in which sales and manufacturing efforts are focused. The Company has two operating segments, Horizon Americas and Horizon Europe‑Africa. Horizon Americas has operations in North America, operating in the United States, Mexico and Canada, and is generally a leader in towing and trailering-related products sold through the aftermarket, OE, retail, e-commerce and industrial channels in the geographies where it operates. Horizon Europe‑Africa focuses their sales and manufacturing efforts outside of North America. Horizon Europe‑Africa operates primarily in Germany, France, the United Kingdom, Romania and South Africa. We believe Horizon Europe‑Africa is generally a leader in towing related products sold primarily through the aftermarket and OE channels in the geographies where it operates.
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
We believe no individual competitor serving the sales channels we participate in can match our broad product portfolio. Our products reach end consumers through multiple sales channels which we categorize as follows:
▪Aftermarket: This sales channel represents sales to automotive installers and warehouse distributors. In addition to selling our towing and trailering products to the aftermarket sales channel, we also sell our cargo management and “other” products to this sales channel. The cargo management product category includes a wide variety of products used to facilitate the transportation of various forms of cargo. Examples of these products include bike racks, roof cross bar systems, cargo carriers, luggage boxes, car interior protective products, loading ramps and interior travel organizers. The “other” product category includes a diverse range of items in our portfolio that do not fit into towing, trailering or cargo management categories. Examples of these products include tubular push bars, side steps, sports bars, skid plates and oil pans.
▪Automotive OEM and automotive OES: The automotive OEM sales channel represents sales to automotive vehicle manufacturers while automotive OES primarily represents sales to automotive vehicle dealerships. We primarily sell our towing products to the OEs. This product category includes devices and accessories installed on a tow-vehicle for the purpose of attaching a trailer, camper, etc., such as hitches/tow bars, fifth wheels, gooseneck hitches, weight distribution systems, brake controllers, wiring harnesses, draw bars, ball mounts, crossbars, security and other towing accessories.
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
▪Industrial: This sales channel represents sales to non-automotive manufacturers and dealers of agricultural equipment, trailers and other custom assemblies. We primarily sell our trailering products to the industrial sales channel. This product category includes control devices and components of the trailer itself, such as brake controllers, jacks, winches, couplers, interior and exterior vehicle lighting and brake replacement parts.
We have positioned our product portfolio to create a variety of options based on price-point, ranging from entry-level to premium-level products across most of our markets. We believe the brands we offer in our aftermarket channel have significant customer recognition, with the three most significant being Draw-Tite®, Reese® and Westfalia®. We believe all three have substantial market share and have been leading brands in the towing market for over 50 years. These brands provide the foundation of our market position based on worldwide commercial and consumer acceptance. We also maintain a collection of regionally recognized brands that include Bulldog®, BTM, Fulton®, Reese Secure™, Reese Explorer™, Reese Power Sports, Reese Towpower™, ROLA®, Tekonsha®, WesBar® and Witter Towbar Systems.
Our Industry
Our products are sold into a diverse set of end-markets; the primary applications relate to automotive accessories for light and recreational vehicles. Purchases of automotive accessory parts are discretionary, and we believe demand is driven by macroeconomic factors including (i) employment trends, (ii) consumer sentiment and (iii) fuel prices, among others.
We believe each of these metrics impact both our Work- and Play-related sales. In addition, we believe the Play-related sales are more sensitive to changes in these macroeconomic factors, given the Play-related sales tend to be more directly related to disposable income levels.
Aftermarket, Retail and E-Commerce Channels
We sell our products in these sales channels to a wide range of customers, including national and regional distributors, installers, and both traditional brick and mortar and e-commerce merchants, including automotive, home hardware, farm and fleet, and mass merchants. More recent trends in these sales channels include:
▪Channel Consolidation: In the more mature market of the United States, there has been increasing consolidation in distribution networks with larger, more sophisticated aftermarket distributors and retailers gaining market share. In kind, these distributors generally require larger, more sophisticated suppliers with product expertise, category management and supply chain services and capabilities, as well as a global manufacturing and services footprint. We provide customers in this category the opportunity to rationalize their supply base of vendors in our product lines by virtue of our broad offering and product expertise; and
▪Growth of Online Capabilities: The ability to reach consumers directly through online capabilities, including e-commerce, is having an increasing impact on the global automotive aftermarket and retail channels. Establishment of a robust online presence is critical for suppliers regardless of whether or not they participate directly in e-commerce. We believe we are positioned well to take advantage of this continuing trend through our established online presence combined with our market leading brands. We support consumers by offering a wide range of information on our products and services, including installation videos, custom-fit guides and links to authorized dealers and both brick and mortar and e-commerce merchants.
OE and Industrial Channels
While OE and industrial channel demand is typically driven by planned production, suppliers also grow by increasing their product content on each unit produced through sales of existing product lines or expansion into new product line offerings. Given more recent trends of consolidation and globalization throughout the industry, suppliers combining a global presence with strong engineering, technology, manufacturing, supply chain and customer support will be best positioned to take advantage of OE and industrial business opportunities.
More recent trends in the global OE and industrial supplier market include:
▪Global Platform/Supplier Consolidation: OEs continue to adopt global vehicle platforms to decrease product development costs and increase manufacturing efficiency and profitability. As a result, OEs may select suppliers with capacity to manufacture and deliver products on a global basis as well as the flexibility to adapt products to local variations. Suppliers with a global supply chain and efficient manufacturing capabilities are best positioned to benefit from this trend. We believe we are uniquely positioned to take advantage of this trend as a result of our strategic manufacturing footprint, highly developed supply chain relationships and track record of success in solving application challenges in our product lines;
▪Outsourcing of Design and Manufacturing of Vehicle Parts and Systems: OEs continually strive to simplify their assembly processes, lower costs and reduce development times. As a result, they have increasingly relied on suppliers to perform many of the design, engineering, research and development and assembly functions traditionally performed by OEs. Suppliers with extensive design and engineering capabilities are in the best position to benefit from this trend as they are able to offer value-added solutions with superior features and convenience. We believe certain OEs have sought us out to assist with their engineering challenges to increase towing capacity and for the many solutions provided by our existing products; and
▪Shorter Product Development Cycles: Due to frequent shifts in government regulations and customer preferences, OEs are requiring suppliers to continue to provide new designs and product innovations. These trends are prevalent in mature markets as well as, emerging markets, which are advancing rapidly towards the regulatory standards and consumer preferences of the more mature markets. Suppliers with strong technologies, robust engineering and development capabilities are best positioned to meet OE demands for rapid innovation. Our broad product offerings, product expertise, and strategic engineering footprint enables us to rapidly deploy solutions meeting the changing customer needs.
Competitive Strengths
We believe our operating segments share and benefit from the following competitive strengths:
▪Diverse Product Portfolio of Market Leading Brands. We believe we benefit from a diverse portfolio of high-quality and highly-engineered products sold under globally recognized and market leading brand names. By offering a wide range of products, we are able to provide a complete solution to satisfy our customers’ towing, trailering and cargo management needs, as well as serve diverse channels through effective brand management. Our brands are well-known in their respective product areas and channels. We believe we are among the leading suppliers of towing and trailering products in the markets we serve.
▪Global Scale with Flexible Manufacturing Footprint and Supply Chain. We were built through internal growth and a series of acquisitions to become an automotive accessories company with a broad range of products. Our sourcing arrangements with third-party suppliers provides us with the ability to manufacture or source high-volume products as end-market demand fluctuates, while also providing us the flexibility to produce low-volume and customized products throughout our strategically located manufacturing facilities. Our flexible manufacturing capability, low-cost manufacturing facilities and established supply chain allow us to quickly and efficiently respond to changes in end-market demand.
▪Long-Term Relationships with a Diverse Customer Base. Our customers encompass a broad range of OEs, mass merchants, e-commerce websites, distributors, dealers, and independent installers, representing multiple channels reaching the end consumer. Blue chip customers include Ford Motor Company, Volkswagen, BMW, Mercedes-Benz, Toyota, Tractor Supply Company, AutoZone, O’Reilly Auto Parts, Canadian Tire, Amazon, Etrailer, LKQ, U-Haul and Redneck Trailer Supplies, among others. Our customer relationships are well established, with many exceeding 20 years. These strong partnerships can provide stability to our revenue base through economic cycles. We believe our diverse product portfolio, global scale and flexible manufacturing capabilities enable us to provide a unique value proposition to customers.
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
•Liquidity Management. Our second priority is to continue to effectively manage the liquidity of the business. We believe the recently completed refinancing activities and resulting improved capital structure have positioned us to meet the liquidity needs of the business with a focus on working capital management and cash flow generation, while servicing our debt obligations.
•Organic Growth.     Our third priority is to grow the business organically. We have identified areas of focused growth activities, including involving geographic markets, new customers in the sales channels we service and product line expansion, which we believe are particularly aligned with our competitive strengths.
Growth Strategies
We believe we have multiple opportunities to integrate, improve and grow our business, whether via organic initiatives, via new geographies or new product development, through the following strategies:
•Balanced Aftermarket and Original Equipment Growth. The global market for accessories and vehicle personalization is increasing across channels. The Company is positioned to balance its OE growth with growth in the aftermarket as we have significant brand recognition and strategic distributor and customer relationships. We believe that our significant brand recognition in the marketplace will allow us to support profitable organic growth to meet customer demand in the aftermarket channel. Further, automotive manufacturers are looking for suppliers to partner with to create genuine accessories to meet this need. Historically, this has been undertaken as a regional effort, but the growth of global OE programs may increase the need for global suppliers. Our geographic footprint, existing customer relationships and the potential for growth in global vehicle platforms align to present us with unique opportunities to grow with our OE customers.
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
•Low Cost Countries. We believe our manufacturing presence in Mexico and Eastern Europe, coupled with our strategic distribution network provides opportunities for growth, while supporting both new and existing global and regional customers in a cost-effective manner across our sales channels. When leveraged appropriately, it allows us to manufacture and distribute our products in a localized and regionalized manner efficiently and supports having the right product in the right place to best serve customer and end market needs.
•Product Innovation. Our presence in the OE channels and multiple geographic markets allows us to leverage development costs and product innovation tied to new vehicles across our entire geographic footprint. We aim to be first to market in the aftermarket with our historical success of leveraging our OE innovation into the aftermarket channel, which supports profitable organic growth.

Marketing, Customers and Distribution
Horizon employs a dedicated sales force in each of our primary channels. In serving our customers globally, we rely upon our strong historical customer relationships, custom engineering capability, brand recognition, broad product offerings, our established distribution network and varied merchandising strategies to bolster our towing, trailering, cargo management and accessory product sales. No customer represented greater than 10% of total net sales during the twelve months ended December 31, 2021 and 2020.
Competition
The competitive environment for automotive accessory products is highly fragmented and is characterized by numerous smaller suppliers, even the largest of which tend to focus in narrow product categories. We believe there is no individual competitor that has the breadth of product portfolio in the markets we serve. Significant towing competitors include LCI Industries, B&W Trailer Hitches, Husky Towing Products, Winston Products, ACPS Automotive, ALKO Group, Buyers Products Company, Demco Products, PullRite, Westin Automotive Products and Camco. Significant trailering competitors include Pacific Rim, Dutton-Lainson, SAF-Holland, Demco Products, Jost International and Sea-Sense. In addition, competitors in the cargo management product category include Thule, Yakima, Bell, Masterlock and Saris.
Materials and Supply Arrangements
We procure a variety of materials from a global supplier base from around the world. We are sensitive to price movements in our raw materials supply base. Our largest material purchases are for steel, copper, and aluminum. We also consume a significant amount of energy via utilities in our facilities. Historically, when we have experienced increasing costs of steel, we have successfully passed those through to our customers, although sometimes with a delay due to competitive pressure. Refer to Item 1A, “Risk Factors” for additional information.
Human Capital Resources
As of December 31, 2021, we employed approximately 3,800 people, of which approximately 13% were located in the United States. In the United States, we have no collective bargaining agreements. In June 2020, the Company successfully completed a three-year agreement with our largest union in Horizon Europe‑Africa. Globally, employee relations have generally been satisfactory. We cannot predict the impact of any future unionization of our workplace.
Horizon Global focuses on a number of human capital resources objectives in managing its business, including our commitment to safety, employee engagement, diversity and inclusion, and talent development. These human capital resources objectives, taken together, may be material to understanding our business under certain circumstances. These objectives are reinforced by our code of conduct, The Spirit and the Letter, our global policies, and our commitment to sustainability as evidenced in our 2021 Sustainability Report.
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
The Company prioritizes the health of its employees and others in the communities where it does business and continues to take appropriate measures during the COVID-19 pandemic, including providing information resources, leveraging remote work for certain administrative employees, requiring the use of personal protective equipment by all employees during working hours and requiring essential on-site employees to practice social distancing.
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
Talent Development
We believe that a talented, engaged and dynamic workforce is vital to our success. We seek to hire, develop and retain individuals who embrace and thrive in our culture. Our culture is grounded in our values: Socially Responsible, Respectful & Open Team, Integrity & Accountability and Data & Results Driven. Our business strives to build a dynamic talent pipeline through robust recruitment initiatives across our operating footprint. Our programs are intended to ensure seamless onboarding for our new employees. We identify and nurture talent through a culture designed to enable employees to succeed and grow into leadership positions. We believe our business and structure provide opportunities for employees to follow their own path and advance their careers.
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

Seasonality
We experience some seasonality in our business. Sales of towing and trailering products are generally stronger in the second and third calendar quarters, as trailer OEs, distributors and retailers acquire product for the spring and summer selling seasons. In addition, within the OE channels, there is moderate seasonality due to production schedules and the launch of component production for new vehicle models, which generally occurs in the third calendar quarter of the year. Accordingly, our results reflect any seasonality we may experience.
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
In addition to environmental laws and regulations, our operations are governed by variety of laws and regulations, including those relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder. Although we cannot provide assurance that at all times we are compliant, we believe that we are in compliance with these laws and regulations. In addition, we do not believe that future compliance with such laws and regulations will have a material adverse effect on our business, financial condition, results of operations and cash flows.
International Operations
For the twelve months ended December 31, 2021, 43.2% of our net sales were derived outside of the United States. In addition, as of December 31, 2021, 65.4% of our consolidated property and equipment, net were located outside of the United States. We operate manufacturing facilities in France, Germany, Mexico, Romania and South Africa.
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

Item 1A.    Risk Factors
You should carefully consider each of the risks described below, together with information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risks that are highlighted below are not the only ones that we face. These risks and other forward-looking statements that relate to future events, expectations, trends and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected.
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

Generally, government restrictions have been lifted and economies have reopened; however, certain jurisdictions or regions may have to re-establish restrictions due to a resurgence in COVID-19 cases or otherwise, which could require us, our customers or our suppliers to close or limit operations. Accordingly, the ultimate shape of the economic recovery is uncertain. We will continue to closely monitor and assess the impact of the pandemic on our business, the extent of the impact on our liquidity to meet our short-term obligations and fund our business needs and growth, and our ability to meet financial covenants within our credit agreements. While we are closely monitoring the impact of the pandemic on all aspects of our business, the extent of the impact on our results of operations, cash flow, liquidity, and financial performance, as well as our ability to execute near- and long-term business strategies and initiatives, will depend on numerous evolving factors and future developments, which are highly uncertain and cannot be reasonably predicted, including: (a) the duration, severity and scope of the pandemic, including the resurgence of COVID-19 cases, particularly as variants of COVID-19 arise; (b) rapidly-changing governmental and public health mandates and guidance to contain and combat the outbreak; (c) the extent and duration of the pandemic’s adverse effect on economic and social activity, consumer confidence, discretionary spending and preferences, labor and healthcare costs, and unemployment rates, any of which may reduce demand for some of our products and impair the ability of those with whom we do business to satisfy their obligations to us; (d) our ability to sell and provide our services and products, including as a result of any restrictions, mandatory business closures, and any stay-at home or similar orders; (e) any temporary reduction in our workforce, closures of our offices and facilities, labor shortages, increased competition in the labor market and our ability to adequately staff and maintain our operations; (f) the ability of our customers and suppliers to continue their operations, which could result in terminations of contracts, losses of revenue, and further adverse effects to our supply chain; (g) any impairment in value of our tangible or intangible assets, which could be recorded as a result of weaker economic conditions; and (h) the potential effects on our internal controls, including as a result of changes in working environments and observing stay-at-home and similar orders that are applicable to our employees and business partners, among others. In addition, if the pandemic continues to create disruptions in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs.
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
Many of our products are sold in competitive markets. We believe that the principal points of competition in our markets are product quality and price, design and engineering capabilities, product development, conformity to customer specifications, reliability and timeliness of delivery, customer service and effectiveness of distribution. Maintaining and improving our competitive position will require our continued investment in manufacturing, engineering, quality standards, marketing, customer service and support of our distribution networks. We may have insufficient resources in the future to continue to make such investments and, even if we make such investments, we may not be able to maintain or improve our competitive position. We also face the risk of lower-cost foreign manufacturers located in China, Southeast Asia, India and other regions competing in the markets for our products, and we may be driven to increase our investment overseas as a consequence of this competition. Making overseas investments can be highly complicated and we may not always realize the advantages we anticipate from any such investments. Competitive pressure may limit the volume of products that we sell and reduce our operating margins.

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
We are sensitive to price movements in our raw materials supply base. Our largest material purchases are for steel, copper and aluminum. The prices for these products have historically been volatile, fluctuate with worldwide market and economic conditions, import duties and tariffs, and may increase as a result of various factors, including: inflation and deflation rates; a reduction in the number of suppliers due to restructuring, bankruptcies and consolidations; declining supply due to mine or mill closures; and other factors that adversely impact supplier profitability, including increases in supplier operating expenses caused by rising raw material and energy costs. We may be unable to completely offset the impact with price increases on a timely basis due to outstanding commitments to our customers, competitive considerations or our customers’ resistance to accepting such price increases and our financial performance may be adversely impacted by further price increases. A failure by our suppliers to continue to supply us with certain raw materials or component parts on commercially reasonable terms, or at all, for any reason, including, without limitation, disruptions in our suppliers’ business due to cybersecurity incidents, terrorist activity, public health crises (such as the COVID-19 pandemic), fires, severe weather conditions (including those caused by climate change) or other natural disasters, could have a material adverse effect on us. To the extent there are energy supply disruptions or material fluctuations in energy costs, our margins could be materially adversely impacted.
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
Further, we procure a significant portion of our components from suppliers located in China, and we are therefore exposed to potential disruptions in deliveries from these suppliers due to political tensions with China, geopolitical risks, government-mandated facility closures in China due to energy shortages or other causes.
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
We have operations outside of the United States. For the twelve months ended December 31, 2021, 43.2% of our net sales were derived from sales by our subsidiaries located outside of the United States. In addition, we may expand our international operations through internal growth and acquisitions. International operations, particularly sales to emerging markets and manufacturing in non-U.S. countries, are subject to risks which are not present within U.S. markets, which include, but are not limited to, the following:
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
•the impacts from the ongoing conflict between Russia and Ukraine;
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
Our international sales and operations are also sensitive to changes in foreign national priorities, as well as to political and economic instability. For example, our business in Europe or elsewhere may be impacted by an escalation of tensions between Russia and Ukraine and any economic or trade sanctions enacted to condemn or counteract any Russian aggression towards or invasion of the Ukraine. Any such conflict may also impact our ability to secure raw materials and exacerbate the supply chain disruption we have experienced and further limit our ability to secure certain raw materials or services. Further military action or cyberattacks by Russia to counteract any sanctions may have an impact on demand for our goods and services and adversely impact our results of operation. Our success as a global business will depend, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions by developing, implementing and maintaining policies and strategies that are effective in each location where we do business
Although our financial results are reported in U.S. dollars, a portion of our sales and operating costs are realized in foreign currencies. Our sales and profitability are impacted by the movement of the U.S. dollar against foreign currencies in the countries in which we generate sales and conduct operations. Long-term fluctuations in relative currency values could have an adverse effect on our operations and financial condition.
In addition, we could be adversely affected by violations of the FCPA and similar worldwide anti-bribery laws as well as export controls and economic sanction laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Although we have internal control policies and procedures designed to ensure compliance with these anti-bribery laws, there can be no assurance that our policies and procedures will protect us from acts committed by employees, agents or business partners of ours (or of businesses we acquire or partner with) that would violate these laws. Any violation could cause an adverse effect on operations and financial conditions. Additionally, we rely on our suppliers to adhere to our supplier standards of conduct and material violations of such standards of conduct could occur that could have a material effect on our financial condition.
A future impairment of our intangible assets could have a material negative impact on our financial results.
As of December 31, 2021, our intangible assets were $48.9 million and represented 11% of our total assets. If we experience declines in sales and operating profit or do not meet our current and forecasted operating budget, we may be subject to future impairment charges. Because of the significance of these assets, any future impairment could have a material adverse effect on our financial results.
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
As of December 31, 2021, 68% of our work force was unionized under several different unions. We are not aware of any present active union organizing drives at any of our other facilities. We cannot predict the impact of any further unionization of our workplace. Future labor disagreements could result in work stoppages. Any prolonged work stoppages at any of our facilities could have a material adverse effect on our business.
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
As of December 31, 2021, we had total gross debt of $300.9 million (without giving effect to the equity component of our convertible senior notes or any debt discount). Our ability to make payments on our debt, fund our other liquidity needs, and make planned capital expenditures will depend on our ability to generate cash in the future. Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs and make planned capital expenditures. Additionally, we cannot guarantee that we will be able to refinance any of our debt on commercially acceptable terms, or at all.
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
The terms of the agreements governing our revolving credit facility and our term loan restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
The terms of the agreements governing our revolving credit facility and our term loan contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:
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
In addition, the restrictive covenants in the agreements governing our revolving credit facility and our term loan require us to maintain specified financial ratios and satisfy other financial condition tests. Although we entered into amendments to the agreements governing our debt in recent years to, among other things, provide for a relaxation of certain of our financial covenants, our ability to meet the financial ratios and tests can be affected by events beyond our control, and we may be unable to meet them.
A breach of the covenants or restrictions under agreements governing our revolving credit facility and our term loan could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the agreement governing our revolving credit facility would permit the lenders under our revolving credit facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our revolving credit facility and our term loan, those lenders could proceed against the collateral granted them to secure that indebtedness. In the event our lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:
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
We lease many of our manufacturing facilities and certain capital equipment. Our rent expense in 2021 under these operating leases was $14.5 million. A failure to pay our rental obligations would constitute a default allowing the applicable landlord to pursue any remedy available to it under applicable law, which would include taking possession of our property and, in the case of real property, evicting us. These leases are categorized as operating leases and are not considered indebtedness for purposes of our debt instruments.
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
We may be exposed to certain regulatory and financial risks related to climate change.
Growing concerns about climate change may result in the imposition of additional regulations or restrictions to which we may become subject. A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to climate change, including regulating greenhouse gas emissions. The outcome of new legislation or regulation in the U.S. and other jurisdictions in which we operate may result in new or additional requirements, additional charges to fund energy efficiency activities, and fees or restrictions on certain activities. Compliance with these climate change initiatives may also result in additional costs to us, including, among other things, increased production costs, additional taxes, reduced emission allowances or additional restrictions on production or operations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Even without such regulation, increased public awareness and adverse publicity about potential impacts on climate change emanating from us or our industry could harm us. We may not be able to recover the cost of compliance with new or more stringent laws and regulations, which could adversely affect our business and negatively impact our growth. Furthermore, the potential impact of climate change and related regulation on our customers is highly uncertain and there can be no assurance that it will not have an adverse effect on our financial condition and results of operations.
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
In connection with the issuance of a term loan in 2019, we issued detachable warrants to purchase up to 6.25 million shares of our common stock, which can be exercised on a cashless basis over a five-year term with an exercise price of $1.50 per share. In addition, in connection with the issuance of our term loan in February 2021, we issued detachable warrants to purchase up to 3.91 million shares of our common stock, which can be exercised on a cashless basis over a five-year term with an exercise price of $9.00 per share. In February 2022, in connection with an amendment to our term loan, we also issued detachable warrants to purchase up to 0.98 million shares of our common stock, which, after we obtain shareholder approval, can be exercised on a cashless basis over a five-year term with an exercise price of $9.00 per share. The warrants could have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants.
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
Item 1B.    Unresolved Staff Comments
Not applicable.

Item 2.    Properties
As of December 31, 2021, our material operations were conducted principally through our manufacturing and distribution facilities located in our Horizon Americas and Horizon Europe-Africa segments. All of our principal facilities are leased. Our global headquarters is located in Plymouth, Michigan. We believe that substantially all of our properties are in generally good condition and there is sufficient capacity to meet current and projected manufacturing, product development and logistics requirements and have developed a footprint strategy that supports our customers’ global needs.
Item 3.    Legal Proceedings
We are subject to claims and litigation in the ordinary course of business, but we do not believe that any such claim or litigation is likely to have a material adverse effect on our financial position, results of operations or cash flows. For additional information regarding legal proceedings, refer to Note 11, Contingencies, included in Item 8, “Financial Statements and Supplementary Data,” within this Annual Report on Form 10-K.
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
Dennis E. Richardville. Mr. Richardville was appointed Chief Financial Officer on March 16, 2020. Prior to this appointment, Mr. Richardville served as Vice President and Corporate Treasurer of the Company since January 2020. Prior to joining the Company, Mr. Richardville served as chief financial officer of Dura Automotive Systems, LLC, a global Tier One automotive supplier specializing in the design, engineering and manufacturing of advanced mobility system solutions, from August 2019 to October 2019. Mr. Richardville served as executive vice president and chief financial officer of IAC, a leading global supplier of automotive components and systems, including interior and exterior trim, from April 2012 to December 2018. From 2007 to 2012, Mr. Richardville served as vice president and global corporate controller for IAC. Prior to joining IAC, Mr. Richardville held various finance positions with Lear Corporation, Wesley Industries, Inc., MSX International, Inc. and Hayes Lemmerz International Inc. from 1990 to 2007.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, par value $0.01 per share, is listed for trading on the NYSE under the symbol “HZN.” As of March 4, 2022, there were 186 holders of record of our common stock.
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

Item 6.    [Reserved]
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
Overview
Headquartered in Plymouth, Michigan, Horizon Global Corporation and its consolidated subsidiaries (“Horizon,” “Horizon Global,” “we,” “our,” or the “Company”) are a leading designer, manufacturer and distributor of a wide variety of high-quality, custom-engineered towing, trailering, cargo management and other related accessory products in the North American, European and African markets, primarily servicing the aftermarket, automotive original equipment manufacturers (“automotive OEMs”) and automotive original equipment servicers (“automotive OESs”) (collectively, “OEs”), retail, e-commerce and industrial channels, supporting our customers generally through a regional service and delivery model.
Critical factors affecting our ability to succeed include:
•Our ability to realize the expected future economic benefits resulting from the changes made to our manufacturing operations, distribution footprint and management team in recent years, including the implementation of operational improvement initiatives, which are continuously ongoing to support margin expansion;
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
•Our ability to efficiently manage our cost structure via global supply base management, internal sourcing and/or purchasing of materials, freight and logistics management, selective outsourcing of support functions, working capital management and a global approach to leverage our administrative functions; and
•Our ability to manage liquidity and other economic and business uncertainties, including those related to the global microchip shortage, ongoing global shipping container and other transportation and logistics constraints, as well as the COVID-19 pandemic that may result in future business disruption, including any mandated operating restrictions such as temporary facility closures.
If we are unable to do any of the foregoing successfully, our financial condition and results of operations could be materially and adversely impacted.
Horizon Global reports its business in two operating segments: Horizon Americas and Horizon Europe‑Africa. See Note 15, Segment Information, included in Item 8, “Financial Statements and Supplementary Data,” within this Annual Report on Form 10-K for further description of the Company’s operating segments.
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
Adjusted EBITDA is defined as net income (loss) attributable to Horizon Global before interest expense, income taxes, depreciation and amortization, and before certain items, as applicable, such as severance, restructuring, relocation and related business disruption costs, gains (losses) on extinguishment of debt, impairment of goodwill and other intangibles, non-cash stock compensation, certain product liability and litigation claims, acquisition and integration costs, gains (losses) on business divestitures and other assets, debt issuance costs, board transition support and non-cash unrealized foreign currency remeasurement costs.
Adjusted EBITDA for our operating segments for the twelve months ended December 31, 2021 is as follows:

	Twelve Months Ended December 31, 2021
	Horizon Americas	Horizon Europe-Africa	Corporate	Consolidated
	(dollars in thousands)
Net loss attributable to Horizon Global				$(31,720)
Net loss attributable to noncontrolling interest				(1,400)
Net loss				$(33,120)
Interest expense				27,970
Income tax benefit				(160)
Depreciation and amortization				22,000
EBITDA	$46,040	$1,450	$(30,800)	$16,690
Net loss attributable to noncontrolling interest	—	1,400	—	1,400
Severance	50	—	—	50
Restructuring, relocation and related business disruption costs	(720)	80	1,060	420
Loss on extinguishment of debt	—	—	11,650	11,650
Non-cash stock compensation	—	—	3,520	3,520
Loss on business divestitures and other assets	3,450	1,310	190	4,950
Debt issuance costs	—	120	340	460
Gain on extinguishment of debt	—	—	(7,530)	(7,530)
Unrealized foreign currency remeasurement costs	420	2,540	1,100	4,060
Adjusted EBITDA	$49,240	$6,900	$(20,470)	$35,670

Adjusted EBITDA for our operating segments for the twelve months ended December 31, 2020 is as follows:

	Twelve Months Ended December 31, 2020
	Horizon Americas	Horizon Europe-Africa	Corporate	Consolidated
	(dollars in thousands)
Net loss attributable to Horizon Global				$(36,560)
Net loss attributable to noncontrolling interest				(1,420)
Net loss				$(37,980)
Interest expense				31,680
Income tax benefit				(1,580)
Depreciation and amortization				22,910
EBITDA	$34,030	$6,610	$(25,610)	$15,030
Net loss attributable to noncontrolling interest	—	1,420	—	1,420
Loss from discontinued operations, net of tax	—	—	500	500
Severance	530	(360)	20	190
Restructuring, relocation and related business disruption costs	1,700	170	740	2,610
Non-cash stock compensation	—	—	3,000	3,000
Loss (gain) on business divestitures and other assets	1,480	(180)	20	1,320
Board transition support	—	—	(170)	(170)
Product liability and litigation claims	—	1,510	—	1,510
Debt issuance costs	—	60	1,870	1,930
Unrealized foreign currency remeasurement costs	690	(550)	(1,070)	(930)
Adjusted EBITDA	$38,430	$8,680	$(20,700)	$26,410

Segment Information
A summary of segment financial information for our operating segments for the twelve months ended December 31, 2021 and 2020 is as follows:

	Twelve Months Ended December 31,				Change		Constant Currency Change
	2021	As a Percentage of Net Sales	2020	As a Percentage of Net Sales	$	%	$	%
	(dollars in thousands)
Net Sales
Horizon Americas	$456,410	58.4%	$382,380	57.8%	$74,030	19.4%	$74,480	19.5%
Horizon Europe‑Africa	325,710	41.6%	278,850	42.2%	46,860	16.8%	31,560	11.3%
Total	$782,120	100.0%	$661,230	100.0%	$120,890	18.3%	$106,040	16.0%
Gross Profit
Horizon Americas	$112,120	24.6%	$95,850	25.1%	$16,270	17.0%	$15,960	16.7%
Horizon Europe‑Africa	30,460	9.4%	24,700	8.9%	5,760	23.3%	4,020	16.3%
Total	$142,580	18.2%	$120,550	18.2%	$22,030	18.3%	$19,980	16.6%
Selling, General and Administrative Expense
Horizon Americas	$69,540	15.2%	$67,900	17.8%	$1,640	2.4%	$1,510	2.2%
Horizon Europe‑Africa	40,990	12.6%	33,090	11.9%	7,900	23.9%	6,120	18.5%
Corporate	24,830	N/A	26,470	N/A	(1,640)	(6.2)%	(1,640)	(6.2)%
Total	$135,360	17.3%	$127,460	19.3%	$7,900	6.2%	$5,990	4.7%
Operating Profit (Loss)
Horizon Americas	$42,580	9.3%	$27,950	7.3%	$14,630	52.3%	$13,990	50.1%
Horizon Europe‑Africa	(10,530)	(3.2)%	(8,390)	(3.0)%	(2,140)	(25.5)%	(2,100)	(25.0)%
Corporate	(24,830)	N/A	(26,470)	N/A	1,640	6.2%	1,640	6.2%
Total	$7,220	0.9%	$(6,910)	(1.0)%	$14,130	204.5%	$13,530	195.8%
Capital Expenditures
Horizon Americas	$7,850	1.7%	$3,670	1.0%	$4,180	113.9%	$4,160	113.4%
Horizon Europe‑Africa	12,610	3.9%	9,640	3.5%	2,970	30.8%	2,520	26.1%
Corporate	—	N/A	—	N/A	—	—%	—	—%
Total	$20,460	2.6%	$13,310	2.0%	$7,150	53.7%	$6,680	50.2%
Depreciation of Property and Equipment and Amortization of Intangibles
Horizon Americas	$7,520	1.6%	$8,420	2.2%	$(900)	(10.7)%	$(900)	(10.7)%
Horizon Europe‑Africa	14,300	4.4%	14,280	5.1%	20	0.1%	(550)	(3.9)%
Corporate	180	N/A	210	N/A	(30)	(14.3)%	(30)	(14.3)%
Total	$22,000	2.8%	$22,910	3.5%	$(910)	(4.0)%	$(1,480)	(6.5)%
Adjusted EBITDA
Horizon Americas	$49,240	10.8%	$38,430	10.1%	$10,810	28.1%	N/A	N/A
Horizon Europe-Africa	6,900	2.1%	8,680	3.1%	(1,780)	(20.5)%	N/A	N/A
Corporate	(20,470)	N/A	(20,700)	N/A	230	1.1%	N/A	N/A
Total	$35,670	4.6%	$26,410	4.0%	$9,260	35.1%	N/A	N/A

Results of Operations
Twelve Months Ended December 31, 2021 Compared with Twelve Months Ended December 31, 2020
Consolidated net sales increased $120.9 million, or 18.3%, to $782.1 million during the twelve months ended December 31, 2021, as compared to $661.2 million during the twelve months ended December 31, 2020. The increase was driven by higher net sales in Horizon Americas and Horizon Europe‑Africa primarily attributable to the impacts of economic uncertainty and business disruptions of the COVID-19 pandemic that impacted the Company in 2020, most significantly in the first and second quarters. Net sales for Horizon Americas increased $74.0 million, driven by increases in sales volumes as well as pricing recovery initiatives driven by commodity and input cost increases. Net sales for Horizon Europe‑Africa increased $46.9 million, driven by increases in sales volumes and pricing recovery initiatives as well as favorable currency translation.
Gross profit margin (gross profit as a percentage of net sales) was 18.2% during the twelve months ended December 31, 2021 and 2020. Gross profit margin in 2021 as compared to 2020 was impacted by higher net sales in Horizon Americas and Horizon Europe‑Africa as detailed above, coupled with favorable net sales channel mix and was partially offset by unfavorable cost performance, primarily attributable to unfavorable material, supply chain and other manufacturing input costs associated with global macroeconomic factors experienced during 2021.
Selling, general and administrative (“SG&A”) expenses increased $7.9 million, primarily attributable to $3.3 million of higher personnel and other variable compensation costs across the Company, driven primarily by temporary salary reductions in the U.S. and the Company’s participation in certain payroll reimbursement programs during 2020 in response to the impacts of the COVID-19 pandemic. The increase was also due to $3.8 million of higher outside professional fees and other administrative costs across the Company. Unfavorable currency translation in Horizon Europe‑Africa of $1.8 million also contributed to the increase.
Operating margin (operating profit (loss) as a percentage of net sales) was 0.9% and (1.0)% during the twelve months ended December 31, 2021 and 2020, respectively. Operating profit improved $14.1 million, or 204.5%, to an operating profit of $7.2 million during 2021, as compared to an operating loss of $(6.9) million during 2020. Improved operating profit and operating margin were primarily due to the operational results detailed above.
Other expense, net increased $7.9 million to $8.4 million during the twelve months ended December 31, 2021, as compared to $0.5 million during the twelve months ended December 31, 2020, primarily attributable to $(4.1) million of foreign currency loss during 2021 as compared to $0.9 million of foreign currency gain during 2020. The increase was also due to the $2.2 million loss on the sale of the Company’s Brazil business completed during the second quarter of 2021. Refer to Note 5, Goodwill and Other Intangible Assets, in Item 8, “Financial Statements and Supplementary Data,” within this Annual Report on Form 10-K for additional information of the sale of the Company’s Brazil business.
Interest expense decreased $3.7 million to $28.0 million during the twelve months ended December 31, 2021, as compared to $31.7 million during the twelve months ended December 31, 2020, primarily as a result of the Company’s February 2021 refinancing, which resulted in a new term loan agreement that replaced the Company’s existing term loan agreement. The new term loan included a lower interest rate and removed paid-in-kind interest, resulting in lower interest expense for the twelve months ended December 31, 2021. Additionally, during 2021, the Company also incurred an $11.7 million loss on debt extinguishment related to the termination of the existing term loan agreement resulting from the February 2021 refinancing and a $7.5 million gain on debt extinguishment related to forgiveness of the Company’s PPP Loan, as defined below. Refer to Note 9, Long-term Debt, in Item 8, “Financial Statements and Supplementary Data,” within this Annual Report on Form 10-K for additional information.
The effective income tax rate for the twelve months ended December 31, 2021 and 2020 was 0.5% and 4.0%, respectively. The lower effective income tax rate for both periods is attributable to the Company’s valuation allowance recorded in the U.S. and several foreign jurisdictions, which resulted in no income tax benefit recognized for jurisdictional pretax losses, coupled with jurisdictional income mix.
Net loss from continuing operations improved $4.4 million to a net loss of $(33.1) million for the twelve months ended December 31, 2021, compared to a net loss from continuing operations of $(37.5) million for the twelve months ended December 31, 2020. The improvement was attributable to the operational results detailed above.

Loss from discontinued operations, net of tax is attributable to the sale of the Company’s former APAC operating segment, which was sold in September 2019. During the twelve months ended December 31, 2020, the remaining post-closing conditions of the sale were completed, including a true up to net cash proceeds, which resulted in a loss on sale of discontinued operations of $0.5 million in accordance with Accounting Standards Codification 205-20, “Discontinued Operations”.
See below for a discussion of operating results by segment.
Horizon Americas
Net sales by sales channel, in thousands, for Horizon Americas are as follows:

	Twelve Months Ended December 31,		Change
	2021	2020	$	%
Net Sales
Aftermarket	$136,430	$114,750	$21,680	18.9%
Automotive OEM	99,120	77,280	21,840	28.3%
Automotive OES	15,500	8,310	7,190	86.5%
Retail	105,310	100,660	4,650	4.6%
E-commerce	63,340	53,850	9,490	17.6%
Industrial	36,710	27,480	9,230	33.6%
Other	—	50	(50)	(100.0)%
Total	$456,410	$382,380	$74,030	19.4%
Net sales increased $74.0 million, or 19.4%, to $456.4 million during the twelve months ended December 31, 2021, as compared to $382.4 million during the twelve months ended December 31, 2020, primarily attributable to higher sales volumes. The increased volumes are primarily attributable to the impacts of economic uncertainty and business disruptions of the COVID-19 pandemic that impacted the Company in 2020, most significantly in the first and second quarters. Net sales also increased by $38.8 million due to pricing recovery initiatives implemented, primarily in the aftermarket, OE, retail and e-commerce sales channels, to partially recover increased material and input costs. The increase was partially offset by a $1.7 million increase in sales returns and allowances.
Horizon Americas’ gross profit increased $16.2 million, or 17.0%, to $112.1 million, or 24.6% of net sales, during the twelve months ended December 31, 2021, as compared to $95.9 million, or 25.1% of net sales, during the twelve months ended December 31, 2020. The increase in gross profit is primarily attributable to the increase in net sales detailed above, partially offset by unfavorable material, supply chain and other manufacturing input costs, net of customer pricing recoveries, attributable to significant commodity and logistics cost increases in the Company’s supply chain due to global macroeconomic factors. The decrease in gross profit margin was primarily driven by a significant rise in inputs costs that impacted business performance, especially in the third and fourth quarters of 2021, that were not able to be fully passed through to our customers during 2021, given there is generally a delay in such recoveries due to market pressures and restrictions within certain customer contracts that require agreement.
SG&A expenses increased $1.6 million to $69.5 million, or 15.2% of net sales, during the twelve months ended December 31, 2021, as compared to $67.9 million, or 17.8% of net sales, during the twelve months ended December 31, 2020. The increase in SG&A is primarily attributable to the following:
–$3.5 million of higher outside professional fees and other administrative costs;
–$1.2 million of higher personnel and other variable compensation costs, primarily as a result of temporary salary reductions in the U.S. and other compensation and benefit cost reductions in the second quarter of 2020 in response to the impacts of the COVID-19 pandemic; partially offset by:
–$1.5 million of lower depreciation and amortization.
Horizon Americas’ operating profit increased $14.6 million to $42.6 million, or 9.3% of net sales, during the twelve months ended December 31, 2021, as compared to $28.0 million, or 7.3% of net sales, during the twelve months ended December 31, 2020. Improved operating profit and operating margin were primarily due to the operational results detailed above.

Horizon Americas’ Adjusted EBITDA increased $10.8 million to $49.2 million during the twelve months ended December 31, 2021, as compared to Adjusted EBITDA of $38.4 million during the twelve months ended December 31, 2020. Adjusted EBITDA improved primarily due to operational results detailed above.
Horizon Europe-Africa
Net sales by sales channel, in thousands, for Horizon Europe‑Africa are as follows:

	Twelve Months Ended December 31,		Change
	2021	2020	$	%
Net Sales
Aftermarket	$84,860	$73,010	$11,850	16.2%
Automotive OEM	160,270	149,850	10,420	7.0%
Automotive OES	69,930	50,290	19,640	39.1%
E-commerce	6,580	1,570	5,010	319.1%
Industrial	1,980	1,670	310	18.6%
Other	2,090	2,460	(370)	(15.0)%
Total	$325,710	$278,850	$46,860	16.8%
Net sales increased $46.8 million, or 16.8%, to $325.7 million during the twelve months ended December 31, 2021, as compared to $278.9 million during the twelve months ended December 31, 2020, primarily attributable to higher sales volumes. The increased volumes are primarily attributable to the impacts of economic uncertainty and business disruptions of the COVID-19 pandemic that impacted the Company in 2020, most significantly in the first and second quarters. Net sales also increased by $8.6 million due to pricing recovery initiatives implemented, primarily in the OE sales channels, to recover increased material and input costs. The increase was also due to $15.3 million of favorable currency translation.
Horizon Europe-Africa’s gross profit increased $5.8 million, or 23.3%, to $30.5 million, or 9.4% of net sales, during the twelve months ended December 31, 2021, from $24.7 million, or 8.9% of net sales, during the twelve months ended December 31, 2020. The increase in gross profit and gross profit margin is primarily attributable to the increase in net sales detailed above, which included a sales mix shift to higher margin products. The gross profit and gross profit margin increase was partially offset by unfavorable material, supply chain and other manufacturing input cost, net of customer pricing increases, coupled with the inability to flex costs efficiently based on OEM customer production schedule changes that negatively impacted business performance, especially in the third and fourth quarters of 2021. The input costs increases were not able to be fully passed through to our customers during 2021, given there is generally a delay in such recoveries due to market pressures and restrictions within certain customer contracts that require agreement.
SG&A expenses increased $7.9 million to $41.0 million, or 12.6% of net sales, during the twelve months ended December 31, 2021, as compared to $33.1 million, or 11.9% of net sales, during the twelve months ended December 31, 2020. The increase in SG&A was primarily attributable to the cost saving initiatives implemented by the Company and corresponding savings realized during 2020 in response to the impacts of the COVID-19 pandemic. As a result, the increase in SG&A is attributable to the following:
–$2.2 million of higher personnel and other variable compensation cost, partially as a result of payroll costs reimbursed in the prior year under terms of certain government payroll reimbursement programs;
–$1.5 million of higher outside professional fees and other administrative costs; and
–$1.8 million of unfavorable currency translation.
Horizon Europe-Africa’s operating loss increased $2.1 million to an operating loss of $(10.5) million, or (3.2)% of net sales, during the twelve months ended December 31, 2021, as compared to an operating loss of $(8.4) million, or (3.0)% of net sales, during the twelve months ended December 31, 2020. The changes in operating loss and operating margin were primarily due to the operational results detailed above.
Horizon Europe-Africa’s Adjusted EBITDA decreased $1.8 million to $6.9 million during the twelve months ended December 31, 2021, as compared to Adjusted EBITDA of $8.7 million during the twelve months ended December 31, 2020. Adjusted EBITDA declined primarily due to the operational results detailed above.

Corporate Expenses
Corporate expenses included in operating loss decreased $1.7 million to $24.8 million during the twelve months ended December 31, 2021, as compared to $26.5 million during the twelve months ended December 31, 2020. The decrease was primarily attributable to the following:
–$1.2 million of lower costs incurred related to professional service fees and other costs associated with new debt issuance, amendments, and modifications and related structure changes.
Corporate Adjusted EBITDA was $(20.5) million during the twelve months ended December 31, 2021, as compared to Adjusted EBITDA of $(20.7) million during the twelve months ended December 31, 2020. Adjusted EBITDA improved primarily due to higher discretionary and administrative support costs, partially offset by lower personnel and compensation costs.
Liquidity and Capital Resources
Our capital and working capital requirements are funded through a combination of cash on hand, cash flows from operations and various borrowings and factoring arrangements described below, including our asset-based Revolving Credit Facility (as defined below). As of December 31, 2021 and 2020, we had $8.2 million and $18.2 million, respectively, of cash and cash equivalents held at foreign subsidiaries. There may be country specific regulations which may restrict or result in increased costs in the repatriation of these funds.
In March 2020, the Company, as guarantor, entered into a Loan and Security Agreement (the “Loan Agreement”) with Encina Business Credit, LLC (“Encina”), as agent for the lenders party thereto, and Horizon Global Americas Inc. and Cequent Towing Products of Canada Ltd., as borrowers (the “ABL Borrowers”). The Loan Agreement provides for an asset-based revolving credit facility (the “Revolving Credit Facility”) in the maximum aggregate principal amount of $75.0 million subject to customary borrowing base limitations contained therein, and may be increased at the ABL Borrowers’ request in increments of $5.0 million, up to a maximum of five times over the life of the Revolving Credit Facility, for a total increase of up to $25.0 million. As of December 31, 2021, the Company had availability of $27.4 million under the Revolving Credit Facility and $3.6 million of cash and cash equivalents in the United States.
As of December 31, 2021 and 2020, total cash and availability was $39.2 million and $83.4 million, respectively. The Company defines cash and availability as cash and cash equivalents and amounts of cash accessible but undrawn from credit facilities.
During 2020, in response to the initial uncertain economic environment caused in part from the COVID-19 pandemic, the Company pursued funding from available government programs and other sources of liquidity designed to strengthen its balance sheet and enhance financial flexibility. These sources included short-term loans, some of which offered forgiveness if certain conditions are met as well as entering into or modifying other arrangements. A summary of these actions is described below.
In April 2020, Horizon Global Company LLC (the “U.S. Borrower”), a direct U.S.-based subsidiary of the Company, received a loan from PNC Bank, National Association (“PNC”) for $8.7 million, pursuant to the Paycheck Protection Program (the “PPP Loan”) under Division A, Title I of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The PPP Loan was amended in July 2021 to make any unforgiven portion payable over five years on a monthly basis. Funds from the PPP Loan may be used for payroll, costs used to continue group health care benefits, rent and utilities. Under the terms of the PPP Loan, certain amounts may be forgiven if they are used for qualifying expenses as described in the CARES Act.

During the fourth quarter of 2021, the Company’s application of loan forgiveness with PNC and the Small Business Administration was approved for forgiveness of $7.4 million of principal and $0.1 million of interest. The $1.3 million unforgiven portion of the loan has an interest rate of 1.0% per annum and will be repaid on a monthly basis through April 2025.
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
We believe the combination of these sources, as well as the changes to our capital structure following our recent refinancing activities, as fully summarized below, will enable us to meet our working capital, capital expenditures and other funding requirements for at least the next twelve months and for the foreseeable future thereafter. Our ability to fund our working capital needs, debt payments and other obligations, and to comply with financial covenants, including borrowing base limitations under our Revolving Credit Facility, depends on our future operating performance and cash flow and many factors outside of our control, including the costs of raw materials, the state of the automotive accessories market, financial and economic conditions and the extent and duration of the impact of the COVID-19 pandemic.
Cash Flows - Operating Activities
Net cash used for and provided by operating activities during the twelve months ended December 31, 2021 and 2020 was $(42.7) million and $39.1 million, respectively.
During the twelve months ended December 31, 2021, the Company generated $13.3 million in cash flows, based on the reported net loss of $(33.1) million and after considering the effects of non-cash items related to depreciation, amortization of intangible assets, gain and loss on debt extinguishment, amortization of original issuance discount and debt issuance costs, deferred income taxes, non-cash compensation expense, paid-in-kind interest, and other, net. During the twelve months ended December 31, 2020, the Company generated $7.4 million based on the reported net loss of $(37.5) million and after considering the effects of similar non-cash items.
Changes in operating assets and liabilities used $(56.0) million and sourced $31.7 million of cash during the twelve months ended December 31, 2021 and 2020, respectively.
Changes in accounts receivable resulted in a net source of cash of $2.1 million during the twelve months ended December 31, 2021. The decrease in accounts receivable during 2021 was driven primarily by lower net sales in the fourth quarter of 2021 as compared to the fourth quarter of 2020. During the twelve months ended December 31, 2020, the increase in accounts receivables resulted in a net use of cash of $(12.2) million. The increase in accounts receivable during 2020 was driven primarily by higher net sales in the fourth quarter of 2020 as compared to the prior year, partially offset by pull ahead collection efforts in the fourth quarter of 2020.
Changes in inventory resulted in a net use of cash of $(52.3) million and source of $24.2 million during the twelve months ended December 31, 2021 and 2020, respectively. The increase in inventory during 2021 was driven primarily by global macroeconomic factors experienced during the period, including increased costs of raw materials, such as steel; constraints on shipping container availability and port congestion resulting in higher inventory costs. The decrease in inventory during the twelve months ended December 31, 2020 was due to improved inventory management coupled with an extended selling season in the last half of the year.
Changes in prepaid expenses and other assets resulted in a net use of cash of $(0.7) million and $(4.9) million during the twelve months ended December 31, 2021 and 2020, respectively. The increase in prepaid expenses and other assets during 2021 and 2020 was primarily due to the mix of invoicing from vendors and subsequent payment.
Changes in accounts payable and accrued liabilities resulted in a use of cash of $(5.2) million and a source of cash $24.6 million during the twelve months ended December 31, 2021 and 2020, respectively. The use of cash during 2021, as compared to the source of cash during 2020, was primarily due to the timing of payments made to suppliers, mix of vendors and related terms coupled with improved working capital management during 2020 as compared to the prior year.

Cash Flows - Investing Activities
Net cash used for investing activities during the twelve months ended December 31, 2021 was $(20.4) million, as compared to net cash used for investing activities of $(13.2) million during the twelve months ended December 31, 2020.
During the twelve months ended December 31, 2021, capital expenditures were $(20.5) million as compared to $(13.3) million during the twelve months ended December 31, 2020, which related to growth, capacity and productivity-related projects within Horizon Americas and Horizon Europe‑Africa. The increase in capital expenditures was primarily due to the Company’s curtailment or retiming of certain projects during 2020, in response to the impacts and business disruptions of the COVID-19 pandemic.
We expect our capital spending in the twelve months ended December 31, 2022 to be $27.0 million, primarily related to support for product development, growth and maintenance for the business.
Cash Flows - Financing Activities
Net cash provided by financing activities was $30.3 million and $12.7 million during the twelve months ended December 31, 2021 and 2020, respectively.
During the twelve months ended December 31, 2021 and 2020, net proceeds from the Revolving Credit Facility, net of issuance costs, were $33.8 million and $21.9 million, respectively. During the twelve months ended December 31, 2020, net repayments on the Company’s former asset based lending facility totaled $(19.9) million.
During the twelve months ended December 31, 2021, proceeds from the Company’s new term loan, net of issuance costs and related issuance of common stock warrants, were $75.3 million and $16.3 million, respectively. During the twelve months ended December 31, 2021, repayments of borrowings on the Company’s former term loan, including transaction fees, were $(94.9) million.
During the twelve months ended December 31, 2020, proceeds from the Company’s PPP Loan were $8.7 million.
Factoring Arrangements
The Company has factoring arrangements with financial institutions to sell certain accounts receivable. During the twelve months ended December 31, 2021 and 2020, total receivables sold under certain non-recourse factoring arrangements were $279.9 million and $237.1 million, respectively. We utilize factoring arrangements as part of our working capital needs. The costs of participating in these arrangements are immaterial to our results. Refer to Note 3, Summary of Significant Accounting Policies, in Item 8, “Financial Statements and Supplementary Data,” included within this Annual Report on Form 10-K for additional information.
Our Debt and Other Commitments
We and certain of our subsidiaries are party to the asset-based Revolving Credit Facility governed by the Loan Agreement, each as defined and described above. The Revolving Credit Facility provides for $75.0 million of funding, which has been subsequently increased as described below, on a revolving basis, subject to borrowing base availability, and matures on March 13, 2024. As of December 31, 2021, there was $58.1 million outstanding on the Revolving Credit Facility with interest payable in cash at an interest rate of London Interbank Offered Rate (“LIBOR”) plus 4.00% per annum, subject to a 1.00% LIBOR floor.
In April 2021, the Company entered into an amendment to the Loan Agreement, that among other modifications, increased the maximum amount of credit available under the Revolving Credit Facility to $85.0 million. The amendment also increased sub-limits relating to the Company’s ability to borrow against in-transit inventory as well as inventory located in the Company’s Mexico facilities.
In September 2021, the Company entered into an amendment to the Loan Agreement, that among other modifications, increased the maximum amount of credit available under the Revolving Credit Facility to $95.0 million. The amendment also increased the Company’s ability to borrow against receivables and sub-limits relating to in-transit inventory and inventory located in the Company’s Mexico facilities. The increased borrowing capacity against receivables and inventory was effective through December 31, 2021.
On December 30, 2021, the Company entered into an amendment to the Loan Agreement, that among other modifications, permanently increased the Company’s inventory sub-limit and temporarily increased the Company’s ability to borrow against receivables, in-transit inventory as well as inventory located in the Company’s Mexico facilities, which is effective through March 31, 2022. The amendment also amended the interest rate of the Revolving Credit Facility effective March 31, 2022, to be 3.50% to 4.00% per annum, subject to certain conditions defined in the Loan Agreement. The amendment also extended the term of the Revolving Credit Facility by one year, and all borrowings under the Loan Agreement mature on March 13, 2024.
In addition, the Company and certain of its subsidiaries, have been or are parties to other long-term credit agreements, including the Senior Term Loan Credit Agreement, as defined and described below. As of December 31, 2021, there was $100.0 million outstanding on the Senior Term Loan Credit Agreement bearing cash interest at the interest rate of LIBOR plus 7.50%, subject to a 1.00% LIBOR floor.
In February 2017, the Company completed a public offering of 2.75% Convertible Senior Notes due 2022 (the “Convertible Notes”) in an aggregate principal amount of $125.0 million. Interest is payable on January 1 and July 1 of each year. As a result of the Company’s Senior Term Loan Credit Agreement, which includes the delayed draw term loan facility, and the Series B Preferred Stock commitment letter executed in February 2022, the Company has the ability and intent to repay the Convertible Notes when they mature on July 1, 2022. The Senior Term Loan Credit Agreement, delayed draw term loan facility and Series B Preferred Stock commitment letter are each defined and described below.
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
Replacement Term Loan
In July 2020, the Company entered into a limited consent to the Loan Agreement governing its Revolving Credit Facility and an amendment to the Company’s First Lien Term Loan Agreement and Second Lien Term Loan Agreement (the “Replacement Term Loan Amendment”). The Replacement Term Loan Amendment provided a replacement term loan (the “Replacement Term Loan”) that refinanced and replaced the outstanding balances under the First Lien Term Loan Agreement and Second Lien Term Loan Agreement, plus any accrued interest thereon.
In February 2021, the Company entered into the Senior Term Loan Credit Agreement, as defined and described below. The proceeds received from the initial borrowings under the Senior Term Loan Credit Agreement were used to repay in full all outstanding debt and accrued interest on the Replacement Term Loan. As a result of the repayment, the credit agreement governing the Company’s Replacement Term Loan was terminated and is no longer in effect.
Senior Term Loan Credit Agreement
In February 2021, the Company entered into a credit agreement (the “Senior Term Loan Credit Agreement”) with Atlantic Park Strategic Capital Fund, L.P. (“Atlantic Park”), as administrative agent and collateral agent, and the lenders party thereto. The Senior Term Loan Credit Agreement provides for an initial term loan facility (the “Senior Term Loan”) in the aggregate principal amount of $100.0 million, all of which has been borrowed by the Company and used to repay the Replacement Term Loan, and a delayed draw term loan facility in the aggregate principal amount of up to $125.0 million, which may be drawn by the Company in up to three separate borrowings through June 30, 2022. A ticking fee of 25 basis points per annum will accrue on the undrawn portion of the delayed draw term loan facility.
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
Senior Term Loan Credit Agreement Amendment
On February 10, 2022, the Company entered into an amendment to its Senior Term Loan Credit Agreement (the “Senior Term Loan Credit Agreement Amendment”) with Atlantic Park. The Senior Term Loan Credit Agreement Amendment provides for a $35.0 million draw on the Company’s existing delayed draw term loan facility under the Senior Term Loan Credit Agreement and allows the net proceeds to be used for working capital purposes and to fund low-cost country expansion in the Company’s Horizon Europe-Africa operating segment. All amounts drawn under the delayed draw facility are governed by the existing terms of the Company’s Senior Term Loan Credit Agreement.
Pursuant to the Senior Term Loan Credit Agreement Amendment, the Company issued warrants to Atlantic Park to purchase up to 975,000 shares of the Company’s common stock, with an exercise price of $9.00 per share. The warrants are exercisable at any time prior to February 10, 2027, provided that the warrants may not be exercised and shares of common stock may not be issued pursuant to the warrants unless and until the Company obtains shareholder approval permitting the issuance of such shares of common stock in accordance with the rules of the New York Stock Exchange.
On February 10, 2022, the Company executed a commitment letter with Corre Partners Management L.L.C. (“Corre”) to issue, solely at the Company’s option, up to $40.0 million of Series B Preferred Stock. To the extent issued, the net proceeds of the Series B Preferred Stock may be used to repay up to $35.0 million of the Company’s outstanding Convertible Notes at maturity and, following such repayment, for general corporate purposes. If issued, the Series B Preferred Stock would accrue dividends in kind at a rate of 11.0% per annum. The Series B Preferred Stock would be perpetual, but subject to voluntary redemption by the Company at its option and subject to mandatory redemption upon a change in control or the one-year anniversary of the maturity of the Senior Term Loan. Additionally, if issued, if the Series B Preferred Stock is not redeemed after the occurrence of certain events, it would be convertible into shares of the Company’s common stock, at the option of Corre and subject to shareholder approval. The commitment letter expires on July 1, 2022.

The Company estimates it incurred $1.4 million of debt issuance costs and fees associated with the above transactions. The transactions will be accounted for in the first quarter of 2022.
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
We are subject to variable interest rates on our Senior Term Loan Credit Agreement and Revolving Credit Facility. At December 31, 2021, 1-Month LIBOR and 3-Month LIBOR approximated 0.10% and 0.21%, respectively.
The Company is in compliance with all of its financial covenants as of December 31, 2021.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases and rent expense related thereto for the twelve months ended December 31, 2021 and 2020 was $14.5 million and $15.0 million, respectively. As of December 31, 2021, we had obligations for future lease payments of $57.7 million. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.
Refer to Note 9, Long-term Debt, and Note 10, Leases, in Item 8, “Financial Statements and Supplementary Data,” included within this Annual Report on Form 10-K for additional information.
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
The reconciliations of net income (loss) attributable to Horizon Global to EBITDA, EBITDA to Adjusted EBITDA and Adjusted EBITDA to Consolidated EBITDA are as follows:

	Twelve Months Ended December 31,
	2021	2020	Change
	(dollars in thousands)
Net loss attributable to Horizon Global	$(31,720)	$(36,560)	$4,840
Net loss attributable to noncontrolling interest	(1,400)	(1,420)	20
Net loss	$(33,120)	$(37,980)	$4,860
Interest expense	27,970	31,680	(3,710)
Income tax benefit	(160)	(1,580)	1,420
Depreciation and amortization	22,000	22,910	(910)
EBITDA	$16,690	$15,030	$1,660
Net loss attributable to noncontrolling interest	1,400	1,420	(20)
Loss from discontinued operations, net of income tax	—	500	(500)
EBITDA from continuing operations	$18,090	$16,950	$1,140
Adjustments pursuant to Senior Term Loan Agreement:
Losses on sale of receivables	960	1,410	(450)
Debt extinguishment losses	11,650	—	11,650
Non-cash equity grant expenses	3,520	3,000	520
Other non-cash expenses or losses (gains)	6,740	(810)	7,550
Lender agent related professional fees, costs, and expenses (a)	180	380	(200)
Non-recurring expenses or costs (b)	620	5,410	(4,790)
Non-cash losses on asset sales	1,470	90	1,380
Debt extinguishment gains	(7,530)	—	(7,530)
Other	(30)	(20)	(10)
Adjusted EBITDA	$35,670	$26,410	$9,260
Non-recurring expense limitation (a) (b)	N/A	N/A	N/A
Other	30	20	10
Consolidated EBITDA	$35,700	$26,430	$9,270
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
Outlook
Our business remains susceptible to macroeconomic conditions that could adversely affect our results, including the global microchip shortage and ongoing global shipping container and other transportation and logistics constraints. These recent macroeconomic factors have resulted in a delay of receiving raw materials by the Company or some of our OE customers, which has resulted in retiming some customer orders to future periods. We have also experienced increased costs for certain raw materials, including steel, and while the Company endeavors to recover incremental input costs through pricing recovery initiatives, the recoveries generally occur over time and are not guaranteed. However, the trend of customer orders in the economies that most significantly affect our demand has been strong, including the United States and Europe. We also continue to monitor the ongoing COVID-19 pandemic and potential impacts to our operations, employees, customers and other stakeholders, as well as prioritizing the health and safety of our employees. We continue to monitor these macroeconomic factors and remain committed to fulfilling and delivering our customers’ orders driven by the strong product demand we have experienced.
We also remain focused on maintaining liquidity to fund our operations, while considering future maturities in our capital structure, which have been addressed and will continue to be addressed as the Company continues to execute our business plan and operational improvement initiatives in 2022. These initiatives were put in place to streamline and simplify the Company’s operations and provide a roadmap to achieve our strategic priorities of margin expansion, liquidity management and organic business growth.
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
Impact of New Accounting Standards
See Note 2, New Accounting Pronouncements, included in Item 8, “Financial Statements and Supplementary Data,” within this Annual Report on Form 10-K.
Critical Accounting Estimates
The following discussion of accounting estimates is intended to supplement the accounting policies presented in Note 3, Summary of Significant Accounting Policies included in Item 8, “Financial Statements and Supplementary Data,” within this Annual Report on Form 10-K. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, our evaluation of business and macroeconomic trends, and information from other outside sources, as appropriate.
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
Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts to reflect management’s best estimate of probable credit losses inherent in our accounts receivable balances. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the allowances for doubtful accounts and, therefore, net income. The level of the allowance is based on quantitative and qualitative factors including historical loss experience, delinquency trends, economic conditions and customer credit risk. We perform detailed reviews of our accounts receivable portfolio on at least a quarterly basis to assess the adequacy of the allowance. Over the past two years, the allowance for doubtful accounts was 3.4% to 3.0% of gross accounts receivable. We do not believe that significant credit risk exists due to our diverse customer base.
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
Goodwill and Indefinite-Lived Intangibles. On June 8, 2021, the Company divested its Brazil business via a share sale (the “Brazil Sale”). Under the terms of the Brazil Sale, the Company disposed all assets and liabilities of its Brazil business, including $3.3 million of goodwill within the Horizon Americas operating segment, for nominal consideration. As a result, as of December 31, 2021, the Company had no recorded goodwill and no annual goodwill impairment test was required in 2021.
The Company performed an annual goodwill impairment test as of October 1, 2020, for the Horizon Americas reporting unit. The assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value.
We review indefinite-lived intangible assets for impairment annually or more frequently if events or changes in circumstances indicate the assets might be impaired. The Company first performs a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset is impaired. If necessary, the Company then performs a quantitative impairment test by comparing the estimated fair value of the asset, based upon its forecasted cash flows using the relief from royalty method, to its carrying value. The Company performed an annual indefinite-lived asset impairment test as of October 1, 2020. The assessment indicated that it was more likely than not that the fair value of the indefinite-lived intangible assets exceeded their carrying value.
See Note 5, Goodwill and Other Intangible Assets included in Item 8, “Financial Statements and Supplementary Data,” within this Annual Report on Form 10-K for further information.
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
Refer to Note 16, Income Taxes, to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for additional information.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 8.    Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Horizon Global Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Horizon Global Corporation and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, cash flows, and shareholders' equity, for each of the two years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Provisions for customer volume rebates, product returns, discounts, allowances, and cooperative advertising are variable consideration and are recorded as a reduction of revenue in the same period the related sales are recorded. The Company uses the most likely amount method to estimate variable consideration. On at least a quarterly basis, the Company performs detailed reviews of the adequacy of these sales-related accruals by evaluating specific customer contractual commitments and assessing current incentive programs and other relevant information, such as historical averages adjusted for any expected changes due to current business conditions.

We identified the adequacy of sales-related accruals as a critical audit matter because of the volume of the inputs and assumptions utilized by management in estimating these accruals. The sales-related accruals consist of accruals for specific customers, each of which requires management judgment and creates estimation uncertainty. This required both extensive audit effort due to the volume and complexity of the accruals and a high degree of auditor judgment when performing audit procedures to evaluate the reasonableness of management’s estimates.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the estimation of sales-related accruals included the following, among others:
•We obtained an understanding of management’s processes over calculating the accruals, including understanding relevant inputs and assumptions.
•We evaluated key inputs and assumptions relevant to the accruals, including evaluating specific customer contractual commitments and assessing current incentive programs and other relevant information, which were compared to source documents.
•We tested management’s process for calculating sales-related accruals.

/s/ Deloitte & Touche LLP
Detroit, MI
March 10, 2022
We have served as the Company's auditor since 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Horizon Global Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Horizon Global Corporation and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 10, 2022, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Detroit, MI
March 10, 2022

HORIZON GLOBAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$11,780	$44,970
Restricted cash	5,490	5,720
Receivables, net	80,720	87,420
Inventories	162,830	115,320
Prepaid expenses and other current assets	12,340	11,510
Total current assets	273,160	264,940
Property and equipment, net	71,610	74,090
Operating lease right-of-use assets	37,810	47,310
Goodwill	—	3,360
Other intangibles, net	48,910	58,230
Deferred income taxes	1,750	1,280
Other assets	5,680	7,280
Total assets	$438,920	$456,490
Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings and current maturities, long-term debt	$3,780	$14,120
Accounts payable	102,190	99,520
Short-term operating lease liabilities	11,010	12,180
Accrued liabilities	44,870	59,100
Total current liabilities	161,850	184,920
Gross long-term debt	297,070	251,960
Unamortized debt issuance costs and discount	(26,520)	(20,570)
Long-term debt	270,550	231,390
Deferred income taxes	1,920	3,130
Long-term operating lease liabilities	35,930	46,340
Other long-term liabilities	8,920	14,560
Total liabilities	479,170	480,340
Contingencies (See Note 11)
Shareholders' equity:
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; 27,973,153 shares issued and 27,286,647 outstanding at December 31, 2021, and 27,089,673 shares issued and 26,403,167 outstanding at December 31, 2020	270	260
Common stock warrants issued, outstanding and exercisable for 9,231,146 and 5,815,039 shares of common stock at December 31, 2021 and December 31, 2020, respectively	25,010	9,510
Paid-in capital	170,990	166,610
Treasury stock, at cost: 686,506 shares at December 31, 2021 and December 31, 2020	(10,000)	(10,000)
Accumulated deficit	(210,250)	(178,530)
Accumulated other comprehensive loss	(9,710)	(6,540)
Total Horizon Global shareholders' deficit	(33,690)	(18,690)
Noncontrolling interest	(6,560)	(5,160)
Total shareholders' deficit	(40,250)	(23,850)
Total liabilities and shareholders' equity	$438,920	$456,490
The accompanying notes are an integral part of these financial statements.

HORIZON GLOBAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

	Twelve Months Ended December 31,
	2021	2020
Net sales	$782,120	$661,230
Cost of sales	(639,540)	(540,680)
Gross profit	142,580	120,550
Selling, general and administrative expenses	(135,360)	(127,460)
Operating profit (loss)	7,220	(6,910)
Interest expense	(27,970)	(31,680)
Loss on debt extinguishment of Replacement Term Loan	(11,650)	—
Gain on debt extinguishment of Paycheck Protection Program Loan	7,530	—
Other expense, net	(8,410)	(470)
Loss from continuing operations before income tax	(33,280)	(39,060)
Income tax benefit	160	1,580
Net loss from continuing operations	(33,120)	(37,480)
Loss from discontinued operations, net of income tax	—	(500)
Net loss	(33,120)	(37,980)
Less: Net loss attributable to noncontrolling interest	(1,400)	(1,420)
Net loss attributable to Horizon Global	$(31,720)	$(36,560)

Net loss per share attributable to Horizon Global:
Basic:
Continuing operations	$(1.17)	$(1.40)
Discontinued operations	—	(0.02)
Total	$(1.17)	$(1.42)
Diluted:
Continuing operations	$(1.17)	$(1.40)
Discontinued operations	—	(0.02)
Total	$(1.17)	$(1.42)
Weighted average common shares outstanding:
Basic	27,086,876	25,797,529
Diluted	27,086,876	25,797,529
The accompanying notes are an integral part of these financial statements.

HORIZON GLOBAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)

	Twelve Months Ended December 31,
	2021	2020
Net loss	$(33,120)	$(37,980)
Other comprehensive (loss) income, net of tax:
Foreign currency translation and other	(3,170)	3,250
Total other comprehensive (loss) income, net of tax	(3,170)	3,250
Total comprehensive loss	(36,290)	(34,730)
Less: Comprehensive loss attributable to noncontrolling interest	(1,400)	(1,420)
Comprehensive loss attributable to Horizon Global	$(34,890)	$(33,310)
The accompanying notes are an integral part of these financial statements.

HORIZON GLOBAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Twelve Months Ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(33,120)	$(37,980)
Less: Net loss from discontinued operations	—	(500)
Net loss from continuing operations	(33,120)	(37,480)

Adjustments to reconcile net loss from continuing operations to net cash (used for) provided by operating activities:
Depreciation	14,680	16,290
Amortization of intangible assets	7,320	6,620
Loss on debt extinguishment of Replacement Term Loan	11,650	—
Gain on debt extinguishment of Paycheck Protection Program Loan	(7,530)	—
Amortization of original issuance discount and debt issuance costs	10,630	14,200
Deferred income taxes	(1,670)	(2,060)
Non-cash compensation expense	3,520	3,000
Paid-in-kind interest	650	8,120
Decrease (increase) in receivables	2,090	(12,230)
(Increase) decrease in inventories	(52,300)	24,220
Increase in prepaid expenses and other assets	(650)	(4,900)
(Decrease) increase in accounts payable and accrued liabilities	(5,170)	24,590
Other, net	7,200	(1,280)
Net cash (used for) provided by operating activities from continuing operations	(42,700)	39,090
Cash Flows from Investing Activities:
Capital expenditures	(20,460)	(13,310)
Other, net	20	90
Net cash used for investing activities from continuing operations	(20,440)	(13,220)
Cash Flows from Financing Activities:
Proceeds from borrowing on credit facilities	3,090	7,220
Repayments of borrowings on credit facilities	(3,030)	(4,800)
Proceeds from Senior Term Loan, net of issuance costs	75,300	—
Repayments of borrowings on Replacement Term Loan, including transaction fees	(94,940)	—
Proceeds from Revolving Credit Facility, net of issuance costs	45,820	54,680
Repayments of borrowings on Revolving Credit Facility	(12,000)	(32,760)
Proceeds from ABL revolving debt, net of issuance costs	—	8,000
Repayments of borrowings on ABL revolving debt	—	(27,920)
Proceeds from Paycheck Protection Program Loan	—	8,670
Proceeds from issuance of common stock warrants	16,300	—
Proceeds from exercise of common stock warrants	420	—
Other, net	(650)	(440)
Net cash provided by financing activities from continuing operations	30,310	12,650
Discontinued Operations:
Net cash used for discontinued operations	—	(500)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(590)	900
Cash and Cash Equivalents and Restricted Cash:
(Decrease) increase for the year	(33,420)	38,920
At beginning of year	50,690	11,770
At end of year	$17,270	$50,690
Supplemental disclosure of cash flow information:
Cash paid for interest	$19,620	$8,930
Cash paid for taxes, net of refunds	$2,550	$1,560
The accompanying notes are an integral part of these financial statements.

HORIZON GLOBAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock	Common Stock Warrants	Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Horizon Global Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Shareholders' Equity (Deficit)
Balances at January 1, 2020	$250	$10,610	$163,240	$(10,000)	$(141,970)	$(9,790)	12,340	$(3,740)	8,600
Net loss	—	—	—	—	(36,560)	—	(36,560)	(1,420)	(37,980)
Other comprehensive income, net of tax	—	—	—	—	—	3,250	3,250	—	3,250
Shares surrendered upon vesting of employees' share based payment awards to cover tax obligations	—	—	(440)	—	—	—	(440)	—	(440)
Non-cash compensation expense	—	—	2,720	—	—	—	2,720	—	2,720
Exercise of common stock warrants	10	(1,100)	1,090	—	—	—	—	—	—
Balances at December 31, 2020	$260	$9,510	$166,610	$(10,000)	$(178,530)	$(6,540)	$(18,690)	$(5,160)	$(23,850)
Net loss	—	—	—	—	(31,720)	—	(31,720)	(1,400)	(33,120)
Other comprehensive loss, net of tax	—	—	—	—	—	(3,170)	(3,170)	—	(3,170)
Shares surrendered upon vesting of employees' share based payment awards to cover tax obligations	—	—	(650)	—	—	—	(650)	—	(650)
Non-cash compensation expense	—	—	3,820	—	—	—	3,820	—	3,820
Issuance common stock of warrants	—	16,300	—	—	—	—	16,300	—	16,300
Exercise of common stock warrants	10	(800)	1,210	—	—	—	420	—	420
Balances at December 31, 2021	$270	$25,010	$170,990	$(10,000)	$(210,250)	$(9,710)	$(33,690)	$(6,560)	$(40,250)
The accompanying notes are an integral part of these financial statements.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Operations and Basis of Presentation
Horizon Global Corporation and its consolidated subsidiaries (“Horizon,” “Horizon Global,” “we,” “our,” or the “Company”) are a designer, manufacturer and distributor of a wide variety of high quality, custom-engineered towing, trailering, cargo management and other related accessory products in the North American, European and African markets. These products are designed to support aftermarket, automotive original equipment manufacturers (“automotive OEMs”) and automotive original equipment servicers (“automotive OESs”) (collectively, “OEs”), retail, e-commerce and industrial customers within the agricultural, automotive, construction, horse/livestock, industrial, marine, military, recreational, trailer and utility markets. The Company groups its business into operating segments generally by the region in which sales and manufacturing efforts are focused. The Company’s operating segments are Horizon Americas and Horizon Europe‑Africa. See Note 15, Segment Information, for further information on the Company’s operating segments.
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). See Note 3, Summary of Significant Accounting Policies, for further information.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. New Accounting Pronouncements
New accounting pronouncements not yet adopted
In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” (“ASU 2021-10”). ASU 2021-10 increases the transparency of government assistance disclosures. Under this guidance, entities will be required to disclose the types of government assistance received, the entity’s accounting for the government assistance and the effect of the government assistance on the entity’s financial statements. ASU 2021-10 is effective for financial statements issued for annual periods beginning after December 15, 2021, with early adoption permitted. The standard is not expected to have a significant impact on the Company's consolidated financial statements.
In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2021-04”). ASU 2021-04 provides guidance on modifications or exchanges of a freestanding equity-classified written call option that is not within the scope of other accounting standards. Under this guidance, an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument. ASU 2021-04 provides further guidance on measuring the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. ASU 2021-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2021, with early adoption permitted. The standard is not expected to have a significant impact on the Company's consolidated financial statements.
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
Accounting pronouncements recently adopted
There were no new accounting pronouncements adopted during the twelve months ended December 31, 2021.

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
Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates, judgments, and assumptions also affect the reported amounts of revenues and expenses during the reporting periods. The Company believes estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, the allowance for doubtful accounts, sales incentives, sales returns, impairment assessment of indefinite-lived intangible assets, recoverability of long-lived assets, income taxes (including deferred taxes and uncertain tax positions), share-based compensation, the assessment of lower of cost or net realizable value on inventory, useful lives assigned to long-lived assets, depreciation and amortization, estimates related to lease liability and operating lease right-of-use (“ROU”) asset valuations, estimated future unrecoverable lease costs, legal and product liability matters, valuation of debt instruments and warrants, assets and obligations related to employee benefits, and the respective allocation methods, are reasonable based on information available at the time they are made. To the extent there are differences between these estimates and actual results, our consolidated financial statements may be materially affected.
Cash and Cash Equivalents. The Company considers cash on hand and on deposit and investments in all highly liquid debt instruments with initial maturities of three months or less to be cash and cash equivalents.
Restricted Cash. Restricted cash primarily consists of cash that must be maintained as collateral for letters of credit or other restrictions. The Company considers the expected timing of the release of the restrictions to determine the appropriate financial statement classification. Refer to Note 9, Long-term Debt, for additional information.
Account Receivables. Receivables consist primarily of amounts from contracts with customers for the sale of towing, trailering, cargo management and other related accessories. As of December 31, 2021 and 2020, receivables were $80.7 million and $87.4 million, respectively, net of allowances for doubtful accounts of $2.8 million and $2.7 million, respectively. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts based upon the Company’s best estimate of probable losses inherent in the account receivables balances. The Company does not believe significant credit risk exists due to its diverse customer base.
Account Receivables Factoring. The Company has factoring arrangements with financial institutions to sell certain account receivables under certain non-recourse agreements. During the twelve months ended December 31, 2021 and 2020, total receivables sold under the factoring arrangements were $279.9 million and $237.1 million, respectively. The sales of account receivables in accordance with the factoring arrangements are reflected as a reduction of receivables, net in the consolidated balance sheets as they meet the applicable criteria of ASC 860, “Transfers and Servicing.” As of December 31, 2021 and 2020, the holdback amounts due from the factoring institutions were $2.6 million and $8.7 million, respectively, and are shown in receivables, net in the consolidated balance sheets. Cash proceeds from these arrangements are included in the change in receivables under the operating activities section of the consolidated statements of cash flows. The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. During the twelve months ended December 31, 2021 and 2020, total factoring fees were $1.5 million and $1.0 million, respectively.
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

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows:

Fixed Asset Category	Estimated Useful Life
Land improvements	3 - 25 years
Buildings and building improvements	25 - 40 years
Machinery and equipment	3 - 15 years

Leases. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets; short-term operating lease liabilities; and long-term operating lease liabilities in the consolidated balance sheets. Finance leases are included in property and equipment, net; short-term borrowings and current maturities, long-term debt; and long-term debt in the consolidated balance sheets. Short-term leases with terms of twelve months or less are not recognized on the balance sheet and are expensed on a straight-line basis over the lease term.
ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company’s leases typically do not provide an implicit rate; therefore, we generally use the Company’s incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.
Most leases include one or more options to renew. The exercise of lease renewal options is typically at the Company’s sole discretion; therefore, the majority of renewals to extend the lease terms are not included in the Company’s ROU assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options and when they are reasonably certain of exercise, the Company includes the renewal period in the lease term. The Company combines lease and non-lease components which are accounted for as a single lease component for all leases.
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
During the second quarter of 2021, the Company divested its Brazil business, including $3.3 million of goodwill within the Horizon Americas operating segment. As a result, as of December 31, 2021, the Company had no recorded goodwill. See Note 5, Goodwill and Other Intangible Assets, for further information.
Indefinite-Lived Intangibles. The Company assesses indefinite-lived intangible assets for impairment annually on October 1st by reviewing relevant qualitative and quantitative factors. More frequent evaluations may be required if the Company experiences changes in its business climate or as a result of other triggering events.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Indefinite-lived intangible assets are tested for impairment by comparing the fair value of each intangible asset with its carrying value. The value of indefinite-lived intangible assets are based on the present value of projected cash flows using a relief from royalty approach. If the carrying value exceeds fair value, the intangible asset is considered impaired and is reduced to fair value. See Note 5, Goodwill and Other Intangible Assets, for further information.
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
Provisions for customer volume rebates, product returns, discounts and allowances, including incentives for cooperative advertising, are variable considerations and are recorded as a reduction of revenue in the same period the related sales are recorded. Such provisions are calculated using historical averages adjusted for any expected changes due to current business conditions. The Company uses the most likely amount method to estimate variable consideration. During the twelve months ended December 31, 2021 and 2020, adjustments to estimates of variable consideration for previously recognized revenue were insignificant.
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
Research and Development Costs. Research and development (“R&D”) costs are expensed as incurred. During the twelve months ended December 31, 2021 and 2020, R&D expenses were $14.9 million and $13.3 million, respectively, and are included in cost of sales in the accompanying consolidated statements of operations.
Selling, General and Administrative Expenses. Selling, general and administrative expenses include the following: costs related to the advertising, sale and marketing of the Company’s products, amortization of customer intangible assets, costs associated with the Company’s distribution network, costs of back office support functions and other administrative expenses.
Shipping and Handling Expenses. Shipping and handling costs associated with outbound freight are accounted for as a fulfillment cost and are included in cost of sales. Other shipping and handling expenses, which primarily relate to Horizon Americas’ distribution network, are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. During the twelve months ended December 31, 2021 and 2020, other shipping and handling costs were $17.2 million and $17.0 million, respectively.
Advertising and Sales Promotion Costs. Advertising and sales promotion costs are expensed as incurred. During the twelve months ended December 31, 2021 and 2020, advertising and sales promotion costs were $3.2 million and $2.6 million, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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
Foreign Currency. The financial statements of subsidiaries located outside of the United States are measured using the currency of the primary economic environment in which they operate as their functional currency. When translating into U.S. dollars, income and expense items are translated at period average exchange rates and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Translation adjustments resulting from translating the functional currency into U.S. dollars are deferred as a component of accumulated other comprehensive income (loss) (“AOCI”) in the consolidated balance sheets.
The effects of remeasuring monetary assets and liabilities of the Company’s businesses denominated in currencies other than their functional currency are recorded as transaction gains and losses as a component of other expense, net in the consolidated statements of operations. Gains and losses resulting from transactions denominated in a currency other than the functional currency are recorded as a component of other expense, net in the consolidated statements of operations. During the twelve months ended December 31, 2021 and 2020, the Company had $(4.1) million net foreign currency transaction loss and a $0.9 million gain, respectively.
Derivative Financial Instruments. The Company records all derivative financial instruments at fair value on the balance sheets as either assets or liabilities, and changes in their fair values are immediately recognized in earnings if the derivatives are not designated as or do not qualify as effective hedges. If a derivative is designated as a fair value hedge, then the effective portion of changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged item. If a derivative is designated as a cash flow hedge, then the effective portion of the changes in the fair value of the derivative is recognized as a component of AOCI until the underlying hedged item is recognized in earnings or the forecasted transaction is no longer probable of occurring. When the underlying hedged transaction is realized or the hedged transaction is no longer probable, the gain or loss included in AOCI is reclassified into earnings and reflected in the consolidated statements of operations through the same line item as the underlying hedged item.
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
Valuation of the Company’s foreign currency forward contracts and cross currency swaps are based on the income approach, which uses observable inputs such as forward currency exchange rates and swap rates. As of December 31, 2021 and 2020, there were no outstanding derivatives contracts.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The carrying amounts for cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their fair values due to the short period of time until maturity. Fair values of certain debt instruments are derived from Level 2 inputs, see Note 9, Long-term Debt, for further information.
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
An accrual for potential losses related to these contingencies is established when there is a probable occurrence of loss and the amount can be reasonably estimated. The Company does not record liabilities when the likelihood that a liability has been incurred is probable, but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote. When the Company evaluates matters for accrual and disclosure purposes, factors considered include historical experience with matters of a similar nature, the specific facts and circumstances asserted and the related jurisdictional legal proceedings, the likelihood that we will prevail, and the severity of any potential loss. We monitor and update our accruals as matters progress over time.
The Company carries product liability, recall and other insurance to defray some of the costs if a claim settlement or judgment exceeds our self-insured retention limit. Refer to Note 11, Contingencies, for additional information.
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
Other Comprehensive Income (Loss). The Company refers to other comprehensive income (loss) as revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to AOCI. Other comprehensive income (loss) is comprised of foreign currency translation adjustments.
4. Revenues
The Company disaggregates net sales from contracts with customers by major sales channel. The Company determined that disaggregating its net sales into these categories best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The aftermarket channel represents sales to automotive installers and warehouse distributors. The automotive OEM channel represents sales to automotive vehicle manufacturers. The automotive OES channel primarily represents sales to automotive vehicle dealerships. The retail channel represents sales to direct-to-consumer retailers. The e-commerce channel represents sales to retailers whose customers utilize the Internet to purchase the Company’s products. The industrial channel represents sales to non-automotive manufacturers and dealers of agricultural equipment, trailers, and

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
other custom assemblies. The other channel represents sales that do not fit into a category described above and these sales are considered ancillary to the Company’s core operating activities.
The Company’s net sales by segment and disaggregated by major sales channel are as follows:

	Twelve months ended December 31, 2021
	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Net Sales
Aftermarket	$136,430	$84,860	$221,290
Automotive OEM	99,120	160,270	259,390
Automotive OES	15,500	69,930	85,430
Retail	105,310	—	105,310
E-commerce	63,340	6,580	69,920
Industrial	36,710	1,980	38,690
Other	—	2,090	2,090
Total	$456,410	$325,710	$782,120

	Twelve months ended December 31, 2020
	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Net Sales
Aftermarket	$114,750	$73,010	$187,760
Automotive OEM	77,280	149,850	227,130
Automotive OES	8,310	50,290	58,600
Retail	100,660	—	100,660
E-commerce	53,850	1,570	55,420
Industrial	27,480	1,670	29,150
Other	50	2,460	2,510
Total	$382,380	$278,850	$661,230
5. Goodwill and Other Intangible Assets
During the twelve months ended December 31, 2020, the COVID-19 pandemic and the related wide-ranging actions taken by international, federal, state, and local public health and governmental authorities to combat the pandemic and spread of COVID-19 in regions across the United States and the world resulted in a temporary decline in the financial performance of the Company, primarily related to the first half of 2020, and at the same time pressure on its near-term financial forecasts. Consequently, the Company identified an indicator of impairment on its goodwill and indefinite-lived intangible assets in its Horizon Americas reporting unit and on its indefinite-lived intangible assets in its Horizon Europe-Africa reporting unit in the first quarter of 2020.
As a result of the indicator, the Company performed an interim quantitative impairment assessment of the goodwill recorded for the Horizon Americas reporting unit as of March 31, 2020, by considering the market and income approaches. The results of the quantitative analysis performed indicated the fair value of the reporting unit exceeded the carrying value. Key assumptions used in the analysis were a discount rate of 14.0%, Adjusted EBITDA (as defined below) margin and a terminal growth rate of 3.0%. The primary driver in the reduction of the fair value of the reporting unit was a reduction of expected future cash flows, reflecting uncertainty surrounding the extent and duration of the COVID-19 pandemic.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Adjusted EBITDA is defined as net income (loss) attributable to Horizon Global before interest expense, income taxes, depreciation and amortization, and before certain items, as applicable, such as severance, restructuring, relocation and related business disruption costs, gains (losses) on extinguishment of debt, impairment of goodwill and other intangibles, non-cash stock compensation, certain product liability and litigation claims, acquisition and integration costs, gains (losses) on business divestitures and other assets, debt issuance costs, board transition support and non-cash unrealized foreign currency remeasurement costs.
In addition, as a result of the indicator of impairment identified, the Company performed an interim impairment assessment of its indefinite-lived intangible assets as of March 31, 2020 in the Horizon Americas and Horizon Europe‑Africa operating segments. Based on the results of the analyses, the estimated fair values of the trade names exceeded the carrying values. Key assumptions used in the analyses were a discount rate of 14.5% and royalty rates ranging from 0.5% to 1.9%.
The Company performed an annual goodwill impairment test as of October 1, 2020, for the Horizon Americas reporting unit. The assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value.
Brazil Sale
On June 8, 2021, the Company divested its Brazil business via a share sale (the “Brazil Sale”). Under the terms of the Brazil Sale, the Company disposed all assets and liabilities of its Brazil business, including $3.3 million of goodwill within the Horizon Americas operating segment, for nominal consideration. As a result, as of December 31, 2021, the Company had no recorded goodwill and no annual goodwill impairment test was required in 2021. As a result of the Brazil Sale, the Company recorded a $2.2 million loss in other expense, net in the accompanying consolidated statements of operations.
Changes in the carrying amount of goodwill are as follows:

	Horizon Americas	Horizon Europe‑Africa	Total
	(dollars in thousands)
Balances at January 1, 2020	$4,350	$—	$4,350
Foreign currency translation	(990)	—	(990)
Balances at December 31, 2020	3,360	—	3,360
Divestiture of business	(3,340)	—	(3,340)
Foreign currency translation	(20)	—	(20)
Balances at December 31, 2021	$—	$—	$—
The gross carrying amounts and accumulated amortization of the Company’s other intangible assets are as follows:

	December 31, 2021
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships, 2 - 20 years	$162,390	$(137,420)	$24,970
Technology and other, 3 - 15 years	23,870	(20,830)	3,040
Sub-total	186,260	(158,250)	28,010
Trademark/Trade names, indefinite-lived	20,900	—	20,900
Total	$207,160	$(158,250)	$48,910

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2020
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships, 2 - 20 years	$166,420	$(135,140)	$31,280
Technology and other, 3 - 15 years	22,250	(16,710)	5,540
Trademark/Trade names, 1 - 8 years	150	(150)	—
Sub-total	188,820	(152,000)	36,820
Trademark/Trade names, indefinite-lived	21,410	—	21,410
Total	$210,230	$(152,000)	$58,230
Amortization expense related to other intangible assets is as follows:

	Twelve Months Ended December 31,
	2021	2020
	(dollars in thousands)
Technology and other, included in cost of sales	$3,080	$1,160
Customer relationships and other, included in selling, general and administrative expenses	4,240	5,460
Total	$7,320	$6,620
Estimated amortization expense for the next five fiscal years beginning after December 31, 2021 is as follows:

Twelve Months Ended December 31,	Estimated Amortization Expense
(dollars in thousands)
2022	$4,840
2023	$4,490
2024	$4,380
2025	$4,160
2026	$2,630
The Company performed an annual quantitative impairment assessment of its indefinite-lived intangible assets as of October 1, 2021 and 2020 in the Horizon Americas and Horizon Europe‑Africa operating segments. The assessment indicated that it was more likely than not that the fair value of each of the indefinite-lived intangible assets exceeded its respective carrying value. We do not believe there is risk for impairment as of December 31, 2021.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Inventories
Inventories consist of the following components:

	December 31,
	2021	2020
	(dollars in thousands)
Finished goods	$85,770	$58,600
Work in process	15,570	13,070
Raw materials	61,490	43,650
Total	$162,830	$115,320
7. Property and Equipment, Net
Property and equipment, net consists of the following components:

	December 31,
	2021	2020
	(dollars in thousands)
Land and land improvements	$480	$520
Buildings and building improvements	22,210	23,040
Machinery and equipment	135,110	134,750
Gross property and equipment	157,800	158,310
Accumulated depreciation	(86,190)	(84,220)
Total	$71,610	$74,090

Depreciation expense is as follows:

	Twelve Months Ended December 31,
	2021	2020
	(dollars in thousands)
Depreciation expense, included in cost of sales	$13,430	$15,210
Depreciation expense, included in selling, general and administrative expenses	1,250	1,080
Total	$14,680	$16,290

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. Accrued and Other Long-term Liabilities
Accrued liabilities consist of the following components:

	December 31,
	2021	2020
	(dollars in thousands)
Customer incentives	$13,030	$15,870
Accrued compensation	7,520	12,130
Accrued transportation costs	5,600	4,260
Short-term tax liabilities	3,530	5,570
Accrued interest expense	3,430	4,510
Customer claims	2,900	6,520
Accrued professional services	1,700	1,510
Litigation settlements	1,290	1,600
Restructuring	—	650
Deferred purchase price	—	1,370
Other	5,870	5,110
Total	$44,870	$59,100
Other long-term liabilities consist of the following components:

	December 31,
	2021	2020
	(dollars in thousands)
Litigation settlements	$1,820	$2,930
Long-term tax liabilities	130	130
Deferred purchase price	—	1,650
Restructuring	—	1,070
Other	6,970	8,780
Total	$8,920	$14,560

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Long-term Debt
The Company’s long-term debt consists of the following components:

	December 31,
	2021	2020
	(dollars in thousands)
Revolving Credit Facility	$58,050	$24,230
Senior Term Loan	100,000	—
Replacement Term Loan	—	90,210
Convertible Notes	125,000	125,000
Paycheck Protection Program Loan	1,230	8,670
Bank facilities, capital leases and other long-term debt	16,570	17,970
Gross debt	300,850	266,080
Less:
Short-term borrowings and current maturities, long-term debt	3,780	14,120
Gross long-term debt	297,070	251,960
Unamortized debt issuance costs and discount:
Unamortized debt issuance costs and original issuance discount on Senior Term Loan	(22,170)	—
Unamortized debt issuance costs and original issuance discount on Replacement Term Loan	—	(9,100)
Unamortized debt issuance costs and discount on Convertible Notes	(4,350)	(11,470)
Unamortized debt issuance costs and discount	(26,520)	(20,570)
Total	$270,550	$231,390
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
During the twelve months ended December 31, 2021 and 2020, the Company recognized no and $0.4 million amortization of debt issuance costs, respectively, in the accompanying consolidated statements of operations.
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

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
In September 2021, the Company entered into an amendment to the Loan Agreement, that among other modifications, increased the maximum amount of credit available under the Revolving Credit Facility to $95.0 million. The amendment also increased the Company’s ability to borrow against receivables and sub-limits relating to in-transit inventory and inventory located in the Company’s Mexico facilities. The increased borrowing capacity against receivables and inventory was effective through December 31, 2021.
On December 30, 2021, the Company entered into an amendment to the Loan Agreement (“the Sixth Amendment”), that among other modifications, permanently increased the Company’s inventory sub-limit and temporarily increased the Company’s ability to borrow against receivables, in-transit inventory as well as inventory located in the Company’s Mexico facilities, which is effective through March 31, 2022.
Interest on the loans under the Loan Agreement is payable in cash at the interest rate of LIBOR plus 4.00% per annum, subject to a 1.00% LIBOR floor, provided that if for any reason the loans are converted to base rate loans, interest will be paid in cash at the customary base rate plus a margin of 3.00% per annum. The Sixth Amendment also amended the interest rate of the Revolving Credit Facility effective March 31, 2022, to be 3.50% to 4.00% per annum, subject to certain conditions defined in the Loan Agreement.
All interest, fees, and other monetary obligations due may, at Encina’s discretion but upon prior notice to the ABL Borrowers, be charged to the loan account and thereafter be deemed to be part of the Revolving Credit Facility subject to the same interest rate. There are no amortization payments required under the Loan Agreement. The Sixth Amendment also extended the term of the Revolving Credit Facility by one year, and all borrowings under the Loan Agreement mature on March 13, 2024.
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
Debt issuance costs of $2.3 million were incurred in connection with the Loan Agreement. These debt issuance costs are being amortized into interest expense over the contractual term of the Loan Agreement.
During the twelve months ended December 31, 2021 and 2020, the Company recognized $0.6 million and $1.2 million, respectively, of amortization of debt issuance costs in the accompanying consolidated statements of operations.
As of December 31, 2021 and 2020, there was $0.8 million and $1.1 million, respectively, of unamortized debt issuance costs included in other assets in the accompanying consolidated balance sheets.
As of December 31, 2021 and 2020, there was $58.1 million and $24.2 million outstanding, respectively, under the Revolving Credit Facility. As of December 31, 2021 and 2020, the Company had $27.4 million and $38.4 million of availability, respectively, under the Revolving Credit Facility.
As of December 31, 2021 and 2020, the Company had $2.1 million and $3.1 million, respectively, of letters of credit issued and outstanding, under the Revolving Credit Facility with no cash collateral requirement. As of December 31, 2021 and 2020, the Company also had $4.2 million and $4.9 million of other letters of credit issued and outstanding, respectively, under the Revolving Credit Facility with a cash collateral requirement. The cash collateral requirement is 105% of the outstanding letters

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
of credit. As of December 31, 2021 and 2020, the Company had cash collateral, of $4.9 million and $5.1 million, respectively. Cash collateral is presented in restricted cash in the accompanying consolidated balance sheets.
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
During the twelve months ended December 31, 2021 and 2020, the Company recognized no and $0.2 million of amortization of debt issuance and discount costs, respectively, in the accompanying consolidated statements of operations.
During the twelve months ended December 31, 2021 and 2020, the Company recognized no and $0.4 million of paid-in-kind (“PIK”) interest, respectively, in the accompanying consolidated statements of operations.
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
During the twelve months ended December 31, 2021 and 2020, the Company recognized no and $2.7 million amortization of debt issuance costs, respectively, in the accompanying consolidated statements of operations.
During the twelve months ended December 31, 2021 and 2020, the Company recognized no and $3.4 million of PIK interest, respectively, in the accompanying consolidated statements of operations.
Replacement Term Loan
In July 2020, the Company entered into an amendment of the Company’s Term Loan Agreement (the “Replacement Term Loan Amendment”). The Replacement Term Loan Amendment provided a replacement term loan (the “Replacement Term Loan”) that refinanced and replaced the outstanding balances under the First Lien Term Loan Agreement and Second Lien Term Loan Agreement, plus any accrued interest thereon.
Interest on the Replacement Term Loan was LIBOR plus 10.75% per annum, subject to a 1.00% LIBOR floor, of which 4.00% was payable in cash and the remainder of which was PIK interest. The Replacement Term Loan Amendment provided for a 1.00% PIK closing fee, which was added to the principal amount of the Replacement Term Loan on the closing date and provided for a prepayment penalty on the entire principal amount of the Replacement Term Loan in an amount equal to 3.0% of the aggregate principal amount prepaid prior to December 31, 2021.
All of the indebtedness under the Replacement Term Loan was guaranteed by the Company’s existing and future material domestic subsidiaries and was secured by substantially all of the assets of the Company and such guarantors.
In February 2021, the Company entered into the Senior Term Loan Credit Agreement, as defined and described below. The proceeds received from the initial borrowings under the Senior Term Loan Credit Agreement were used to repay in full all outstanding debt and accrued interest on the Replacement Term Loan. As a result of the repayment, the Term Loan Agreement was terminated and is no longer in effect. During the twelve months ended December 31, 2021, the Company recognized $11.7 million as loss on debt extinguishment in the accompanying consolidated statements of operations, in accordance with ASC

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
470-50. Included in the loss was $8.9 million of unamortized debt issuance and other costs and a $2.8 million prepayment penalty.
During the twelve months ended December 31, 2020, the Company recognized $0.2 million of additional costs in selling, general and administrative expense in the accompanying consolidated statements of operations, in accordance with ASC 470-50.
During the twelve months ended December 31, 2021 and 2020, the Company recognized $0.4 million and $2.3 million of amortization of debt issuance costs, respectively, in the accompanying consolidated statements of operations.
As of December 31, 2020, the Company had total unamortized debt issuance and discount costs of $9.1 million, all of which were recorded as a reduction of long-term debt in the accompanying consolidated balance sheets.
During the twelve months ended December 31, 2020, the Company made a one-time election to pay all interest as PIK interest on the first interest payment date. During the twelve months ended December 31, 2021 and 2020, the Company recognized $0.7 million and $4.3 million of PIK interest, respectively, in the accompanying consolidated statements of operations.
As of December 31, 2020, the Company had $90.2 million of aggregate principal amount outstanding and traded at 103.6% of par value. The valuation of the Replacement Term Loan was determined based on Level 2 inputs under the fair value hierarchy.
Senior Term Loan Credit Agreement
In February 2021, the Company entered into a credit agreement (the “Senior Term Loan Credit Agreement”) with Atlantic Park Strategic Capital Fund, L.P. (“Atlantic Park”), as administrative agent and collateral agent, and the lenders party thereto. The Senior Term Loan Credit Agreement provides for an initial term loan facility (the “Senior Term Loan”) in the aggregate principal amount of $100.0 million, all of which has been borrowed by the Company and was used to repay the Replacement Term Loan, as described above, and a delayed draw term loan facility in the aggregate principal amount of up to $125.0 million, which may be drawn by the Company in up to three separate borrowings through June 30, 2022. A ticking fee of 25 basis points per annum will accrue on the undrawn portion of the delayed draw term loan facility.
Interest on the Senior Term Loan is payable in cash on a quarterly basis at the interest rate of LIBOR plus 7.50% per annum, subject to a 1.00% LIBOR floor. The Senior Term Loan Credit Agreement includes customary affirmative and negative covenants, including a maximum total net leverage ratio requirement tested quarterly, commencing with the fiscal quarter ending March 31, 2023, not to exceed: 6.50 to 1.00. The Senior Term Loan Credit Agreement also contains a financial covenant that stipulates the Company will not make capital expenditures exceeding $27.5 million during any fiscal year. To the extent that the amount of capital expenditures is less than $27.5 million in any fiscal year, up to 50% of the difference may be carried forward and used for capital expenditures in the immediately succeeding fiscal year.
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
In accordance with guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging”, the Senior Term Loan and the Senior Term Loan Warrants are each freestanding instruments and proceeds were allocated to each instrument on a relative fair value basis of $82.4 million and $17.6 million, respectively.
The Senior Term Loan Warrants are not within the scope of ASC 480 and do not meet the criteria for liability classification. However, the Senior Term Loan Warrants are determined to be indexed to the Company’s common stock and meet the requirements for equity classification pursuant to ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity”.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The $17.6 million allocated to the Senior Term Loan Warrants was determined using an option pricing method and is recorded in common stock warrants in the accompanying consolidated balance sheets.
Debt issuance costs of $5.4 million and original issue discount of $3.0 million were incurred in connection with entry into the Senior Term Loan Credit Agreement. The total costs of $8.4 million were allocated to each instrument on a relative fair value basis. The $7.1 million allocated to the Senior Term Loan will be amortized into interest expense over the contractual term of the loan using the effective interest method and the $1.3 million allocated to the Senior Term Loan Warrants was recorded as a reduction of equity.
The Company determined the fair value of the Senior Term Loan using a discount rate build up approach. The debt discount of $17.6 million created by the relative fair value allocation of the equity component is being amortized as additional non-cash interest expense using the effective interest method over the contractual term of the loan. The debt discount is recorded as a reduction of long-term debt in the accompanying consolidated balance sheets.
During the twelve months ended December 31, 2021, the Company recognized $2.5 million of amortization of debt issuance and discount costs in the accompanying consolidated statements of operations.
As of December 31, 2021, the Company had total unamortized debt issuance and discount costs of $22.2 million, all of which were recorded as a reduction of long-term debt in the accompanying consolidated balance sheets.
As of December 31, 2021, the Company had $100.0 million aggregate principal outstanding and traded at 102.1% of par value. The valuation of the Senior Term Loan was determined based on Level 2 inputs under the fair value hierarchy.
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
The Convertible Notes were not convertible during the fourth quarter of 2021, as no conditions allowing holders of the Convertible Notes to convert have been met. Should conditions allowing holders of the Convertible Notes to convert be met in a future quarter, the Convertible Notes will be convertible at their holders’ option during the immediately following quarter. As of December 31, 2021, the if-converted value of the Convertible Notes did not exceed the principal value of those Convertible Notes.
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
The Company allocated offering costs of $3.9 million to the debt and equity components in proportion to the allocation of proceeds to the components, treating them as debt issuance costs and equity issuance costs, respectively. The debt issuance costs of $2.9 million are being amortized as additional non-cash interest expense using the effective interest method over the contractual term of the Convertible Notes. The Company presents debt issuance costs as a direct deduction from the carrying

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
value of the liability component. As of December 31, 2021 and 2020, the carrying value of the liability component was $120.6 million and $113.5 million, including total unamortized debt discount and debt issuance costs of $4.4 million and $11.5 million, respectively, all of which were recorded as a reduction of long-term debt in the accompanying consolidated balance sheets. The $1.0 million portion of offering costs allocated to equity issuance costs was charged to paid-in capital. As of December 31, 2021 and 2020, the carrying amount of the equity component was $20.0 million and $20.0 million, respectively, net of issuance costs and taxes.
During the twelve months ended December 31, 2021 and 2020, the Company recognized total interest expense of $10.6 million and $10.1 million, respectively, in the accompanying consolidated statements of operations. The interest expense recognized consists of contractual interest coupon, amortization of debt discount and amortization of debt issuance costs on the Convertible Notes, and is as follows:

	Twelve Months Ended December 31,
	2021	2020
	(dollars in thousands)
Contractual interest coupon on convertible debt	$3,440	$3,457
Amortization of debt issuance costs	530	530
Amortization of "equity discount" related to debt	6,590	6,071
Total	$10,560	$10,058
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
As a result of the Company’s Senior Term Loan Credit Agreement, which includes the delayed draw term loan facility described above, and the Series B Preferred Stock commitment letter executed in February 2022 described in Note 18. Subsequent Events, the Company has the ability and intent to repay the Convertible Notes when they mature on July 1, 2022.

As of December 31, 2021 and 2020, the Company had $125.0 million and $125.0 million, respectively, of aggregate principal outstanding. As of December 31, 2021 and 2020, the estimated fair value of the Convertible Notes based on a market approach was $121.6 million and $113.3 million, respectively, which both represent a Level 2 valuation. The estimated fair value was

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
determined based on the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on the last business day of the period.
Paycheck Protection Program Loan
In April 2020, Horizon Global Company LLC (the “U.S. Borrower”), a direct U.S.-based subsidiary of the Company, received a loan from PNC Bank, National Association (“PNC”) for $8.7 million, pursuant to the Paycheck Protection Program (the “PPP Loan”) under Division A, Title I of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The PPP Loan was amended in July 2021 to make any unforgiven portion payable over five years on a monthly basis. Funds from the PPP Loan may be used for payroll, costs used to continue group health care benefits, rent and utilities. Under the terms of the PPP Loan, certain amounts may be forgiven if they are used for qualifying expenses as described in the CARES Act.
The Company submitted its PPP Loan application in good faith in accordance with the CARES Act and the guidance issued by the Small Business Administration (the “SBA”), including the SBA’s Paycheck Protection Program’s Frequently Asked Questions. During 2020, the Company, in accordance with the final guidance issued by the United States Department of the Treasury (the “Treasury”), met the need and size based criteria of the program.
During the fourth quarter of 2021, the Company’s application of loan forgiveness with PNC and the SBA was approved for forgiveness of $7.4 million of principal and $0.1 million of interest. The Company accounted for the $7.5 million of total forgiveness as a gain on debt extinguishment in the accompanying consolidated statements of operations, in accordance with ASC 470-50. The $1.3 million unforgiven portion of the loan has an interest rate of 1.0% per annum and will be repaid on a monthly basis through April 2025.
Covenant and Liquidity Matters
As of December 31, 2021, the Company is in compliance with all of its financial covenants.
Long-term Debt Maturities
As of December 31, 2021, future maturities of the face value of long-term debt are as follows:

Future Maturities of Long-Term Debt
(dollars in thousands)
2022(a)	$128,780
2023	2,160
2024	60,120
2025	1,810
2026	570
Thereafter	107,410
Total	$300,850
(a) Includes $125.0 million principle of Convertible Notes, which mature on July 1, 2022 and is presented in long-term debt of the accompanying consolidated balance sheets, as described above.
10. Leases
The Company leases certain facilities, automobiles and equipment under non-cancellable operating leases. Our leases have remaining lease terms of one year to seven years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Refer to Note 3, Summary of Significant Accounting Policies, for more information.
Supplemental information for the Company’s leases is as follows:

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Twelve Months Ended December 31,
	2021	2020
	(dollars in thousands)
Operating lease cost	$14,450	$14,970
Operating cash flows from operating leases	$13,600	$16,050
ROU assets obtained in exchange for operating lease obligations	$1,160	$9,940

	December 31,
	2021	2020
Weighted average remaining lease term (years)	5.1	6.0
Weighted average discount rate	8.4%	8.4%
Future maturities of operating lease liabilities at December 31, 2021 are as follows:

Operating Leases
(dollars in thousands)
2022	$14,180
2023	11,400
2024	9,100
2025	8,310
2026	6,970
2027 and thereafter	7,690
Total lease payments	57,650
Less imputed interest	(10,710)
Present value of lease liabilities	$46,940
11. Contingencies
In April 2020, the Company agreed to a settlement (the “Settlement”) related to certain intellectual property infringement claims made against one of the Company’s subsidiaries in its Horizon Europe‑Africa operating segment. The Company settled all historical and future associated claims for $4.4 million to be paid evenly in semi-annual installments on June 30 and December 31 of each year through December 31, 2024. As a result of the Settlement, the Company recorded a $1.5 million charge during the first quarter of 2020 in cost of sales in the accompanying consolidated statements of operations. During the twelve months ended December 31, 2021 and 2020, the Company recorded $0.6 million and $0.5 million of royalties, respectively, all of which were recorded in cost of sales in the accompanying consolidated statements of operations.
As of December 31, 2021 and 2020, the Company had recorded $0.9 million and $0.9 million, respectively, in prepaid expenses and other current assets and $1.0 million and $1.8 million, respectively, in other assets in the accompanying consolidated balance sheets related to the royalties to be recognized by the Company over the life of future programs connected to the Settlement. In addition, as of December 31, 2021 and 2020, the Company had $0.9 million and $1.0 million, respectively, in accrued liabilities and $1.8 million and $2.9 million, respectively, in other long-term liabilities in the accompanying consolidated balance sheets related to the remaining semi-annual installment payments.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. Earnings (Loss) per Share
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
A reconciliation of the numerator and the denominator of basic loss per share attributable to Horizon Global and diluted loss per share attributable to Horizon Global is as follows:

	Twelve Months Ended December 31,
	2021	2020
	(dollars in thousands, except for per share amounts)
Numerator:
Net loss from continuing operations	$(33,120)	$(37,480)
Add: Loss from discontinued operations, net of tax	—	(500)
Less: Net loss attributable to noncontrolling interest	(1,400)	(1,420)
Net loss attributable to Horizon Global	$(31,720)	$(36,560)
Denominator:
Weighted average shares outstanding, basic	27,086,876	25,797,529
Dilutive effect of common stock equivalents	—	—
Weighted average shares outstanding, diluted	27,086,876	25,797,529

Basic loss per share attributable to Horizon Global
Continuing operations	$(1.17)	$(1.40)
Discontinued operations	$—	$(0.02)
Total	$(1.17)	$(1.42)
Diluted loss per share attributable to Horizon Global
Continuing operations	$(1.17)	$(1.40)
Discontinued operations	$—	$(0.02)
Total	$(1.17)	$(1.42)
As a result of the net loss from continuing operations for the twelve months ended December 31, 2021 and 2020, the effect of certain dilutive securities was excluded from the computation of weighted average diluted shares outstanding, as inclusion would have resulted in anti-dilution. A summary of these anti-dilutive common stock equivalents is as follows:

	Twelve Months Ended December 31,
	2021	2020
Number of options	18,961	18,961
Exercise price of options	$9.20 - $11.02	$9.20 - $11.02
Restricted stock units	1,837,937	1,823,573
Convertible Notes	5,005,000	5,005,000
Convertible Notes warrants	5,005,000	5,005,000
Common stock warrants	8,916,274	6,280,251
For purposes of determining diluted loss per share, the Company has elected a policy to assume that the principal portion of the Convertible Notes, as described in Note 9, Long-term Debt, is settled in cash and the conversion premium is settled in shares.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
13. Equity Awards
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
Stock Options
Horizon’s stock option activity is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	18,961	$10.43
Granted	—	—
Exercised	—	—
Canceled, forfeited	—	—
Expired	—	—
Outstanding at December 31, 2021	18,961	$10.43	4.0	$—
As of December 31, 2021, there was no unrecognized compensation cost related to stock options. During the twelve months ended December 31, 2021 and 2020, there was no stock-based compensation expense recognized by the Company related to stock options. As of December 31, 2021, the aggregate intrinsic value of outstanding stock options was immaterial. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
Restricted Stock Units
During the twelve months ended December 31, 2021, the Company granted an aggregate of 532,899 restricted stock units (“RSUs”) and performance stock units (“PSUs”) to certain key employees and non-employee directors. The total grants consisted of: (i) 83,482 RSUs that vested during the period; (ii) 153,563 time-based RSUs vesting on a ratable basis on March

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1, 2022, March 1, 2023 and March 1, 2024; (iii) 230,350 PSUs vesting on April 1, 2024 and (iv) 65,504 time-based RSUs vesting on May 28, 2022.
During the twelve months ended December 31, 2020, the Company granted an aggregate of 1,502,072 RSUs and PSUs to certain key employees and non-employee directors. The total grants consisted of: (i) 284,859 time-based RSUs vesting on a ratable basis on March 3, 2021, March 3, 2022 and March 3, 2023; (ii) 277,228 time-based RSUs vesting on June 24, 2021; (iii) 21,351 time-based RSUs vesting on a ratable basis on April 2, 2021, March 3, 2022 and March 3, 2023 and (iv) 918,634 PSUs vesting on March 3, 2023.
The performance criteria for the PSUs granted is based on the Company’s three-year cumulative EBITDA. The grant date fair values for the PSUs and RSUs are based on the closing trading price of the Company’s common stock on the date of grant.
The grant date fair value of RSUs is expensed over the vesting period. Changes in the number of RSUs outstanding for the twelve months ended December 31, 2021 are as follows:

	Number of Restricted Stock Units(a)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	1,800,682	$3.14
Granted	532,899	8.98
Vested	(499,826)	2.64
Canceled, forfeited	(71,669)	5.00
Outstanding at December 31, 2021	1,762,086	$4.97
(a)Includes PSUs at 100% attainment.
As of December 31, 2021, there was $3.9 million in unrecognized compensation costs related to unvested RSUs that is expected to be recognized over a weighted average period of 1.8 years.
During the twelve months ended December 31, 2021 and 2020, the Company recognized $3.5 million and $2.7 million, respectively, of stock-based compensation expense related to RSUs. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
14. Shareholders’ Equity
Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock, par value of $0.01 per share. As of December 31, 2021 and 2020, there were no preferred shares outstanding.
Common Stock
The Company is authorized to issue 400,000,000 shares of Horizon Global common stock, par value of 0.01 per share. As of December 31, 2021, there were 27,973,153 shares of common stock issued and 27,286,647 shares of common stock outstanding. As of December 31, 2020, there were 27,089,673 shares of common stock issued and 26,403,167 shares of common stock outstanding.
Common Stock Warrants
In March 2019, in connection with the Second Lien Term Loan Agreement, the Company became obligated to issue detachable warrants to purchase up to 6,250,000 shares of the Company’s common stock, which can be exercised on a cashless basis over a five year term with an exercise price of $1.50 per share.
In February 2021, in connection with the Senior Term Loan Credit Agreement, the Company issued the Senior Term Loan Warrants to purchase up to 3,905,486 shares of the Company’s common stock, which can be exercised on a cashless basis over a five year term with an exercise price of $9.00 per share. See Note 9, Long-term Debt, for additional information.
As of December 31, 2021, warrants to purchase 1,228,490 shares of the Company’s common stock have been exercised, resulting in the issuance of 972,924 shares of the Company’s common stock. As of December 31, 2021, warrants to purchase

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9,231,146 shares of common stock were issued and remain outstanding. During the twelve months ended December 31, 2021, a related-party entity, JKI Holdings, LLC, an entity owned by the chair of our board of directors, exercised in full the warrants that it originally received in connection with the March 2019 issuance described above, and paid the exercise price in cash and received 278,283 shares of common stock. During the twelve months ended December 31, 2021, the Company recognized $0.3 million of non-cash transactions in connection with warrants exercised.
Accumulated Other Comprehensive Income (Loss)
Changes in AOCI attributable to Horizon Global by component, net of tax, for the twelve months ended December 31, 2021 and 2020 are as follows:

Foreign Currency Translation and Other
(dollars in thousands)
Balance at January 1, 2020	$(9,790)
Net unrealized gains arising during the period	3,250
Net change	3,250
Balance at December 31, 2020	$(6,540)
Net unrealized losses arising during the period	(3,170)
Net change	(3,170)
Balance at December 31, 2021	$(9,710)
15. Segment Information
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
The Company previously had a third operating segment, Horizon Asia-Pacific (“APAC”); however, the APAC operating segment was sold on September 19, 2019, and is presented as a discontinued operation in the accompanying consolidated financial statements. During the first quarter of 2020, the remaining post-closing conditions of the sale were completed, resulting in a true up to net cash proceeds, which were recognized as a loss on sale of discontinued operations of $0.5 million in accordance with ASC 205-20, “Discontinued Operations”.
Horizon Americas - A market leader in the design, manufacture and distribution of a wide variety of high-quality, custom engineered towing, trailering and cargo management products and related accessories. These products are designed to support aftermarket, automotive OEMs, automotive OESs, industrial and retail customers in the agricultural, automotive, construction, industrial, marine, military, recreational vehicle, trailer and utility end markets. Products include vehicle trailer hitches, brake controllers, cargo management, heavy-duty towing products, jacks and couplers, protection/securing systems, trailer structural and electrical components, tow bars, vehicle roof racks and additional accessories.
Horizon Europe‑Africa - With a product offering similar to Horizon Americas, Horizon Europe‑Africa focuses its sales and manufacturing efforts in the Europe and Africa regions of the world.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s operating segment activity and total assets are as follows:

	Twelve Months Ended December 31,
	2021	2020
	(dollars in thousands)
Net Sales
Horizon Americas	$456,410	$382,380
Horizon Europe‑Africa	325,710	278,850
Total	$782,120	$661,230
Operating Profit (Loss)
Horizon Americas	$42,580	$27,950
Horizon Europe‑Africa	(10,530)	(8,390)
Corporate	(24,830)	(26,470)
Total	$7,220	$(6,910)
Capital Expenditures
Horizon Americas	$7,850	$3,670
Horizon Europe‑Africa	12,610	9,640
Corporate	—	—
Total	$20,460	$13,310
Depreciation of Property and Equipment and Amortization of Intangibles
Horizon Americas	$7,520	$8,420
Horizon Europe‑Africa	14,300	14,280
Corporate	180	210
Total	$22,000	$22,910

	December 31,
	2021	2020
	(dollars in thousands)
Total Assets
Horizon Americas	$249,610	$212,570
Horizon Europe-Africa	173,810	206,900
Corporate	15,500	37,020
Total	$438,920	$456,490

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s net sales and net fixed assets attributed to each subsidiary’s country of domicile are as follows:

	Twelve Months Ended December 31,
	2021	2020
	(dollars in thousands)
Net Sales
Total U.S.	$444,040	$370,840
Non-U.S.
Germany	244,580	207,450
Other Europe	68,860	63,470
Other Americas	12,370	11,540
South Africa	12,270	7,930
Total non-U.S.	338,080	290,390
Total	$782,120	$661,230
During the twelve months ended December 31, 2021 and 2020, external export sales from the U.S. to other countries were $67.0 million and $44.8 million, respectively.

	December 31,
	2021	2020
	(dollars in thousands)
Property and equipment, net
Total U.S.	$24,780	$22,720
Non-U.S.
Germany	30,880	36,690
Other Europe	9,840	7,940
South Africa	4,280	4,340
Other Americas	1,830	2,400
Total non-U.S.	46,830	51,370
Total	$71,610	$74,090
16. Income Taxes
The Company’s loss from continuing operations before income tax is as follows:

	Twelve Months Ended December 31,
	2021	2020
	(dollars in thousands)
Domestic	$(12,860)	$(22,430)
Foreign	(20,420)	(16,630)
Loss from continuing operations before income tax	$(33,280)	$(39,060)

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The income tax benefit (expense) is as follows:

	Twelve Months Ended December 31,
	2021	2020
	(dollars in thousands)
Current income tax benefit (expense):
Federal	$230	$770
State and local	(240)	(180)
Foreign	(1,500)	(1,070)
Total current income tax (expense)	(1,510)	(480)
Deferred income tax benefit:
Federal	110	170
State and local	—	180
Foreign	1,560	1,710
Total deferred income tax benefit	1,670	2,060
Income tax benefit	$160	$1,580
The components of deferred taxes are as follows:

	December 31,
	2021	2020
	(dollars in thousands)
Deferred tax assets:
Receivables, net	$550	$510
Inventories	2,070	2,310
Disallowed interest deduction	31,850	25,690
Operating lease liabilities	11,740	14,660
Accrued liabilities and other long-term liabilities	5,980	8,890
Tax loss and credit carryforwards	31,640	31,570
Gross deferred tax asset	83,830	83,630
Valuation allowances	(61,860)	(55,180)
Net deferred tax asset	21,970	28,450
Deferred tax liabilities:
Property and equipment, net	(730)	(2,090)
Other intangibles, net	(10,840)	(12,270)
Operating lease right-of-use assets	(9,470)	(11,870)
Other	(1,100)	(4,070)
Gross deferred tax liability	(22,140)	(30,300)
Net deferred tax liability	$(170)	$(1,850)
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

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In prior years, the Company established valuation allowances against substantially all of its net deferred tax assets of its domestic and certain other foreign jurisdictions. As of December 31, 2021 and December 31, 2020, certain foreign jurisdictions were in a three-year cumulative pretax loss position; therefore, the Company recorded valuation allowances of $0.8 million and $0.5 million against certain of its deferred tax assets, respectively. In addition, as of December 31, 2020, the deferred tax assets in certain foreign jurisdictions that previously had recognized a valuation allowance were deemed realizable; therefore, during the twelve months ended December 31, 2020, the Company recorded a $2.6 million tax benefit. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
As of December 31, 2021, the Company has recorded deferred tax assets for $37.9 million of federal operating loss carryforward, $51.5 million of various state operating loss carryforwards and $77.5 million of various foreign operating loss carryforwards. The federal loss carryforward has an indefinite carryforward period and the majority of the state tax loss carryforwards expire between 2028 through 2038; however, certain states now have indefinite carryforward periods. In addition, the majority of foreign losses have indefinite carryforward periods. A significant amount of the deferred tax assets discussed above are offset by a corresponding valuation allowance within the jurisdiction to which the deferred tax assets relate.
A reconciliation of the Company’s provision for income taxes to income tax benefit computed at the U.S. federal statutory rate is as follows:

	Twelve Months Ended December 31,
	2021	2020
	(dollars in thousands)
U.S. federal statutory rate	21%	21%
Tax at U.S. federal statutory rate	$6,990	$8,210
State and local taxes, net of federal tax benefit (expense)	(220)	1,390
Differences in statutory foreign tax rates	1,660	2,810
Uncertain tax positions	240	(20)
Gain on debt extinguishment of PPP Loan	1,580	—
Tax credits	360	250
Net change in valuation allowance	(9,170)	(4,030)
Restructuring charges	(870)	(5,030)
Transition tax	220	700
Other, net	(630)	(2,700)
Income tax benefit	$160	$1,580
No deferred taxes have been provided for taxes that would result upon repatriation of our foreign investments to the U.S. as it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations, which should not give rise to additional income tax liabilities as a result of the distribution of such earnings.
Uncertain Tax Positions
As of December 31, 2021 and 2020, the Company had $0.1 million and $0.2 million, respectively, of uncertain tax positions (“UTPs”). If the UTPs were recognized, the impact to the Company’s effective tax rate would be to increase income tax benefit for the twelve months ended December 31, 2021 and 2020, by $0.1 million and $0.2 million, respectively.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the change in the UTPs as of December 31, 2021 and 2020 is as follows:

Uncertain Tax Positions
(dollars in thousands)
Balances at January 1, 2020	$210
Tax positions related to current year:
Additions	—
Reductions	—
Tax positions related to prior years:
Additions	—
Reductions	—
Settlements	—
Lapses in the statutes of limitations	—
Cumulative translation adjustment	10
Balance at December 31, 2020	$220
Tax positions related to current year:
Additions	—
Reductions	—
Tax positions related to prior years:
Additions	—
Reductions	—
Settlements	—
Lapses in the statutes of limitations	(120)
Cumulative translation adjustment	(10)
Balance at December 31, 2021	$90
The Company recognizes interest and penalties on UTPs as income tax expense. During the twelve months ended December 31, 2021 and 2020, the Company recognized $0.1 million benefit and no expense, respectively, related to interest and penalties. During the twelve months ended December 31, 2021 and 2020, the change in UTPs and liabilities for interest and penalties primarily relates to foreign currency translation and expiration of statute of limitations during 2021 and foreign currency translation during 2020. As of December 31, 2021 and 2020, the Company had a liability of $0.1 million and $0.2 million, respectively, related to interest and penalties.
Management monitors changes in tax statutes and regulations and the issuance of judicial decisions to determine the potential impact to UTPs. As of December 31, 2021, the Company estimated $0.1 million of UTPs are expected to be released in the next twelve months.
Income tax returns are filed in multiple domestic and foreign jurisdictions, which are subject to examinations by taxing authorities. As of December 31, 2021, the Company is subject to U.S. federal tax examination for tax years 2018 through 2021. The Company is subject to state, local, and foreign income tax examinations for tax years 2014 through 2021. The Company’s German jurisdiction is subject to German federal tax examination for tax years 2018 through 2021. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next twelve months we may reach resolution of income tax examinations in one or more foreign jurisdictions. The Company does not believe that the results of these examinations will have a significant impact on the Company’s tax position or its effective tax rate.

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. Other Expense, Net
Other expense, net consists of the following components:

	Twelve Months Ended December 31,
	2021	2020
	(dollars in thousands)
Foreign currency (loss) gain	$(4,120)	$910
Net loss on disposition of business	(3,240)	—
Customer early pay discounts	(960)	(1,410)
Other, net	(90)	30
Total	$(8,410)	$(470)
18. Subsequent Events
Senior Term Loan Credit Agreement Amendment
On February 10, 2022, the Company entered into an amendment to its Senior Term Loan Credit Agreement (the “Senior Term Loan Credit Agreement Amendment”) with Atlantic Park. The Senior Term Loan Credit Agreement Amendment provides for a $35.0 million draw on the Company’s existing delayed draw term loan facility under the Senior Term Loan Credit Agreement and allows the net proceeds to be used for working capital purposes and to fund low-cost country expansion in the Company’s Horizon Europe-Africa operating segment. All amounts drawn under the delayed draw facility are governed by the existing terms of the Company’s Senior Term Loan Credit Agreement.
Pursuant to the Senior Term Loan Credit Agreement Amendment, the Company issued warrants to Atlantic Park to purchase up to 975,000 shares of the Company’s common stock, with an exercise price of $9.00 per share. The warrants are exercisable at any time prior to February 10, 2027, provided that the warrants may not be exercised and shares of common stock may not be issued pursuant to the warrants unless and until the Company obtains shareholder approval permitting the issuance of such shares of common stock in accordance with the rules of the New York Stock Exchange.
On February 10, 2022, the Company executed a commitment letter with Corre Partners Management L.L.C. (“Corre”) to issue, solely at the Company’s option, up to $40.0 million of Series B Preferred Stock. To the extent issued, the net proceeds of the Series B Preferred Stock may be used to repay up to $35.0 million of the Company’s outstanding Convertible Notes at maturity and, following such repayment, for general corporate purposes. If issued, the Series B Preferred Stock would accrue dividends in kind at a rate of 11.0% per annum. The Series B Preferred Stock would be perpetual, but subject to voluntary redemption by the Company at its option and subject to mandatory redemption upon a change in control or the one-year anniversary of the maturity of the Senior Term Loan. Additionally, if issued, if the Series B Preferred Stock is not redeemed after the occurrence of certain events, it would be convertible into shares of the Company’s common stock, at the option of Corre and subject to shareholder approval. The commitment letter expires on July 1, 2022.
The Company estimates it incurred $1.4 million of debt issuance costs and fees associated with the above transactions. The transactions will be accounted for in the first quarter of 2022.

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
Evaluation of disclosure controls and procedures
As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company’s disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the Company. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Item 9B.    Other Information
Not applicable.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 regarding our directors and corporate governance matters is incorporated by reference herein to the proxy statement for the Company’s 2022 Annual Meeting of Stockholders (the “Proxy Statement”) sections entitled “Proposal 1 - Election of Directors” and “Corporate Governance.” The information required by Item 10 regarding our executive officers appears as a supplementary item following Item 4 under Part I of this Annual Report on Form 10-K under the title “Information About Our Executive Officers.”
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
Item 11.    Executive Compensation
The information required by Item 11 is incorporated by reference herein to the Proxy Statement section entitled “Compensation Discussion and Analysis.”
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
Item 14.    Principal Accountant Fees and Services
Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) required by Item 14 is incorporated by reference herein to the Proxy Statement section entitled “Proposal 3 - Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) Listing of Documents
(1)   Financial Statements
The Company’s consolidated financial statements included in Item 8 hereof, as required at December 31, 2021 and December 31, 2020, and for the periods ended December 31, 2021 and December 31, 2020, consist of the following:
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Loss
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders’ Equity
Notes to Consolidated Financial Statements
(2)   Financial Statement Schedules
Financial Statement Schedule of the Company appended hereto, as required for the periods ended December 31, 2021, and December 31, 2020, consists of the following:
Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable, not required, or the information is otherwise included in the financial statements or the notes thereto.

(3)   Exhibits
Exhibits Index:

3.1(p)	Amended and Restated Certificate of Incorporation of Horizon Global Corporation.
3.2(b)	Amended and Restated By-laws of Horizon Global Corporation.
4.1(i)	Indenture, dated as of February 1, 2017, by and between the Company and Wells Fargo Bank, National Association, as Trustee.
4.2(i)	First Supplemental Indenture, dated as of February 1, 2017, by and between the Company and Wells Fargo Bank, National Association, as Trustee.
4.3(r)	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934.
4.4(n)	Form of Warrant
4.5(n)	Form of Warrant (Relating to Series A Preferred Stock).
4.6(v)	Form of Warrant (Relating to Term Loan Agreement)
4.7	Form of Warrant (Relating to Term Loan Agreement Amendment)
10.1(c)	Term Loan Credit Agreement, dated as of June 30, 2015, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative and collateral agent.
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

10.39(p)	Omnibus Consent, Waiver and Amendment dated as of June 11, 2019 by and among Horizon Global Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
10.40(q)	Consent and Amendment dated September 24, 2019, by and among Horizon Global Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.
10.41(q)	Form of Performance Share Units Award Agreement - Signing Grant.
10.42(s)*
Loan and Security Agreement dated March 13, 2020, by and among Horizon Global Americas Inc. and Cequent Towing Products of Canada Ltd., as borrowers, Horizon Global Corporation and Horizon Global Company LLC, as guarantors, the Lenders party thereto and Encina Business Credit, LLC, as Agent.

10.43(s)*
Ninth Amendment to Credit Agreement dated March 13, 2020, by and among Horizon Global Corporation, the financial institutions party thereto, as Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.44(t)
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

10.45(t)
Amendment, Limited Waiver and Consent to Credit Agreement dated May 15, 2020 and deemed effective as of April 1, 2020, by and among Horizon Global Corporation, the financial institutions party thereto, as Lenders, and Cortland Capital Market Services LLC (as successor to JPMorgan Chase Bank, N.A.), as Administrative Agent.

10.46(t)	Horizon Global Corporation 2020 Equity and Incentive Compensation Plan.
10.47(t)	Form of Restricted Stock Units Award Agreement - Board of Directors Grant under the Horizon Global Corporation 2020 Equity and Incentive Stock Plan.
10.48(u)*
2020 Replacement Term Loan Amendment (Eleventh Amendment to Credit Agreement) dated July 6, 2020 by and among Horizon Global Corporation, certain Subsidiaries of Horizon Global Corporation party thereto, as guarantors, Cortland Capital Market Services LLC (as successors to JPMorgan Chase Bank, N.A.), as administrative agent, and the financial institutions party thereto, as lenders.

10.49(u)*
Second Amendment to Loan and Security Agreement dated July 24, 2020, by and among Horizon Global Americas Inc. and Cequent Towing Products of Canada Ltd., as borrowers, Horizon Global Corporation and Horizon Global Company LLC, as guarantors, the lenders party thereto and Encina Business Credit, LLC, as agent for the lenders.

10.50(w)*
Limited Consent and Third Amendment to Loan and Security Agreement dated February 2, 2021, by and among Horizon Global Americas Inc. and Cequent Towing Products of Canada Ltd., as borrowers, Horizon Global Corporation and Horizon Global Company LLC, as guarantors, the lenders party thereto and Encina Business Credit, LLC, as agent for the Lenders.

10.51(w)*
Term Loan Credit Agreement dated February 2, 2021, by and among Horizon Global Corporation, the Lenders party thereto, and Atlantic Park Strategic Capital Fund, L.P., as Administrative Agent and Collateral Agent.

10.52(x)*
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

10.53(y)*
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

10.54*
Sixth Amendment to Loan and Security Agreement dated December 30, 2021, by and among Horizon Global Americas Inc. and Cequent Towing Products of Canada Ltd., as borrowers, Horizon Global Corporation, Horizon Global Company LLC, Cequent Electrical Products de Mexico, S. de R.L. de C.V., and Cequent Sales Company de Mexico, S. de R.L. de C.V., as guarantors, the Lenders party thereto and Eclipse Business Capital LLC (f/k/a Encina Business Credit, LLC), as agent for the Lenders.

10.55*
Limited Consent and Seventh Amendment to Loan and Security Agreement dated February 10, 2022, by and among Horizon Global Americas Inc. and Cequent Towing Products of Canada Ltd., as borrowers, Horizon Global Corporation, Horizon Global Company LLC, Cequent Electrical Products de Mexico, S. de R.L. de C.V., and Cequent Sales Company de Mexico, S. de R.L. de C.V., as guarantors, the Lenders party thereto and Eclipse Business Capital LLC (f/k/a Encina Business Credit, LLC), as agent for the Lenders.

10.56*
Consent and First Amendment to Credit Agreement dated February 10, 2022, by and among Horizon Global Corporation, the Lenders party thereto, and Atlantic Park Strategic Capital Fund, L.P., as Administrative Agent and Collateral Agent.

21.1	Horizon Global Corporation Subsidiary List.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Horizon Global Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income (Loss), (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_________________________

(a)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-1 filed on March 31, 2015 (Reg. No. 333-203138).
(b)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on February 20, 2019 (Reg. No. 001-37427).
(c)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on July 6, 2015 (File No. 001-37427).
(d)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 11, 2015 (File No. 001-37427).
(e)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on November 10, 2015 (File No. 001-37427).
(f)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on May 3, 2016 (File No. 001-37427).
(g)	Incorporated by reference to Exhibits filed with our Annual Report on Form 10-K filed on March 18, 2019 (File No. 001-37427).
(h)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on October 11, 2016 (File No. 001-37427).
(i)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on February 1, 2017 (File No. 001-37427).
(j)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on April 6, 2017 (File No. 001-37427).
(k)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed on March 10, 2017 (File No. 001-37427).
(l)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on May 3, 2018 (File No. 001-37427).
(m)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 7, 2018 (File No. 001-37427).
(n)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on March 18, 2019 (File No. 001-37427).
(o)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on May 9, 2019 (File No. 001-37427).
(p)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 8, 2019 (File No. 001-37427).
(q)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on November 12, 2019 (File No. 001-37427).
(r)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed on March 16, 2020 (File No. 001-37427).
(s)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on May 18, 2020 (File No. 001-37427).
(t)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 7, 2020 (File No. 001-37427).
(u)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on November 5, 2020 (File No. 001-37427).
(v)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on February 3, 2021 (File No. 001-37427).
(w)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed on March 11, 2021 (File No. 001-37427).
(x)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 3, 2021 (File No. 001-37427).
(y)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on November 4, 2021 (File No. 001-37427).
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

HORIZON GLOBAL CORPORATION (Registrant)

		BY:	/s/ TERRENCE G. GOHL
DATE:	March 10, 2022		Name: Terrence G. Gohl Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TERRENCE G. GOHL	President and Chief Executive Officer and Director	March 10, 2022
Terrence G. Gohl	(Principal Executive Officer)

/s/ DENNIS E. RICHARDVILLE	Chief Financial Officer	March 10, 2022
Dennis E. Richardville	(Principal Financial Officer)

/s/ MATTHEW J. MEYER	Chief Accounting Officer	March 10, 2022
Matthew J. Meyer	(Principal Accounting Officer)

/s/ JOHN C. KENNEDY	Chair of the Board of Directors	March 10, 2022
John C. Kennedy

/s/ JOHN F. BARRETT	Director	March 10, 2022
John F. Barrett

/s/ DONNA M. COSTELLO	Director	March 10, 2022
Donna M. Costello

/s/ FREDERICK A. HENDERSON	Director	March 10, 2022
Frederick A. Henderson

/s/ RYAN L. LANGDON	Director	March 10, 2022
Ryan L. Langdon

/s/ BRETT N. MILGRIM	Director	March 10, 2022
Brett N. Milgrim

/s/ DEBRA S. OLER	Director	March 10, 2022
Debra S. Oler

/s/ MARK D. WEBER	Director	March 10, 2022
Mark D. Weber

SCHEDULE II
PURSUANT TO ITEM 15(a)(2)OF FORM 10-K
VALUATION AND QUALIFYING ACCOUNTS FOR THE TWELVE MONTHS ENDED
DECEMBER 31, 2021 AND 2020
(Dollars in thousands)

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	OTHER(1)	DEDUCTIONS(2)	BALANCE AT END OF PERIOD
Allowance for doubtful accounts
Twelve Months Ended December 31, 2021	$2,730	$(50)	$680	$(530)	$2,830
Twelve Months Ended December 31, 2020	$3,210	$860	$(10)	$(1,330)	$2,730
______________
(1) Other adjustments, net.
(2) Deductions, representing uncollectible accounts written-off, less recoveries of amounts written-off in prior years.

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	OTHER(1)	DEDUCTIONS	BALANCE AT END OF PERIOD
Reserve for inventory valuation
Twelve Months Ended December 31, 2021	$13,610	$(4,410)	$—	$(70)	$9,130
Twelve Months Ended December 31, 2020	$17,980	$(4,310)	$10	$(70)	$13,610
______________
(1) Other adjustments, net.

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	OTHER(1)	DEDUCTIONS(2)	BALANCE AT END OF PERIOD
Deferred tax valuation allowance
Twelve Months Ended December 31, 2021	$55,180	$760	$5,920	$—	$61,860
Twelve Months Ended December 31, 2020	$50,370	$520	$6,910	$(2,620)	$55,180
______________
(1) Primarily relates to tax benefits that have previously been reserved.
(2) Primarily relates to tax benefits previously reserved deemed realizable.