Form 10-Q
period 2022-03-31
Horizon Global Corp
filed 2022-05-05
CIK 1637655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of May 2, 2022, the number of outstanding shares of the Registrant’s common stock was 27,610,521 shares.

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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to, risks and uncertainties with respect to: the impact of the COVID-19 pandemic on the Company’s business, results of operations, financial condition and liquidity, including, without limitation, supply chain and logistics issues and inflationary pressures; liabilities and restrictions imposed by the Company’s debt instruments, including the Company’s ability to comply with the applicable financial covenants related thereto; market demand; competitive factors; supply constraints and shipping disruptions; material, logistics and energy costs, including the increased material costs resulting from the COVID-19 pandemic; inflation and deflation rates; the impact the conflict between Russia and Ukraine has on our business, financial condition or future results, including the duration and scope of such conflict, its impact on disruptions and inefficiencies in our supply chain and our ability to procure certain raw materials; technology factors; litigation; government and regulatory actions including the impact of any tariffs, quotas, or surcharges; the Company’s accounting policies; future trends; general economic and currency conditions; various conditions specific to the Company’s business and industry; the success of the Company’s action plan, including the actual amount of savings and timing thereof; the success of the Company’s business improvement initiatives in Europe-Africa, including the amount of savings and timing thereof; the Company’s exposure to product liability claims from customers and end users, and the costs associated therewith; factors affecting the Company’s business that are outside of its control, including natural disasters, pandemics, including the current COVID-19 pandemic, accidents and governmental actions; and other risks that are discussed in Part I, Item 1A, “Risk Factors.” in the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2021. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
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
We disclose important factors that could cause our actual results to differ materially from our expectations implied by our forward-looking statements under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2021. These cautionary statements qualify all forward-looking statements attributed to us or persons acting on our behalf. When we indicate that an event, condition or circumstance could or would have an adverse effect on us, we mean to include effects upon our business, financial and other conditions, results of operations, prospects and ability to service our debt.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited—dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Net sales	$180,860	$199,190
Cost of sales	(160,650)	(158,630)
Gross profit	20,210	40,560
Selling, general and administrative expenses	(33,770)	(33,780)
Operating (loss) profit	(13,560)	6,780
Interest expense	(7,670)	(7,050)
Loss on debt extinguishment of Replacement Term Loan	—	(11,650)
Other expense, net	(5,490)	(2,230)
Loss before income tax	(26,720)	(14,150)
Income tax expense	(230)	(1,000)
Net loss	(26,950)	(15,150)
Less: Net loss attributable to noncontrolling interest	(270)	(340)
Net loss attributable to Horizon Global	$(26,680)	$(14,810)
Net loss per share:
Basic	$(0.98)	$(0.55)
Diluted	$(0.98)	$(0.55)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited—dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(26,950)	$(15,150)
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	1,890	(2,290)
Total other comprehensive income (loss), net of tax	1,890	(2,290)
Total comprehensive loss	(25,060)	(17,440)
Less: Comprehensive loss attributable to noncontrolling interest	(270)	(340)
Comprehensive loss attributable to Horizon Global	$(24,790)	$(17,100)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited—dollars in thousands)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$29,660	$11,780
Restricted cash	5,470	5,490
Receivables, net	95,570	80,720
Inventories	178,840	162,830
Prepaid expenses and other current assets	15,180	12,340
Total current assets	324,720	273,160
Property and equipment, net	72,600	71,610
Operating lease right-of-use assets	37,300	37,810
Other intangibles, net	46,860	48,910
Deferred income taxes	1,750	1,750
Other assets	5,270	5,680
Total assets	$488,500	$438,920
Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings and current maturities, long-term debt	$3,670	$3,780
Accounts payable	128,710	102,190
Short-term operating lease liabilities	11,210	11,010
Accrued liabilities	49,680	44,870
Total current liabilities	193,270	161,850
Gross long-term debt	339,970	297,070
Unamortized debt issuance costs and discount	(27,830)	(26,520)
Long-term debt	312,140	270,550
Deferred income taxes	1,650	1,920
Long-term operating lease liabilities	34,290	35,930
Other long-term liabilities	8,800	8,920
Total liabilities	550,150	479,170
Commitments and Contingencies (Note 9)
Shareholders' equity:
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; 28,297,027 shares issued and 27,610,521 outstanding at March 31, 2022, and 27,973,153 shares issued and 27,286,647 outstanding at December 31, 2021	280	270
Common stock warrants issued, outstanding and exercisable for 10,206,146 and 9,231,146 shares of common stock at March 31, 2022 and December 31, 2021, respectively	28,050	25,010
Paid-in capital	171,600	170,990
Treasury stock, at cost: 686,506 shares at March 31, 2022 and December 31, 2021	(10,000)	(10,000)
Accumulated deficit	(236,930)	(210,250)
Accumulated other comprehensive loss	(7,820)	(9,710)
Total Horizon Global shareholders' deficit	(54,820)	(33,690)
Noncontrolling interest	(6,830)	(6,560)
Total shareholders' deficit	(61,650)	(40,250)
Total liabilities and shareholders' deficit	$488,500	$438,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited—dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(26,950)	$(15,150)

Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	3,350	4,200
Amortization of intangible assets	1,270	1,300
Amortization of original issuance discount and debt issuance costs	2,870	2,810
Deferred income taxes	(200)	470
Non-cash compensation expense	1,250	860
Loss on debt extinguishment of Replacement Term Loan	—	11,650
Paid-in-kind interest	—	650
Increase in receivables	(16,250)	(26,870)
Increase in inventories	(17,000)	(20,950)
Increase in prepaid expenses and other assets	(2,710)	(940)
Increase in accounts payable and accrued liabilities	33,350	23,120
Other, net	2,690	600
Net cash used for operating activities	(18,330)	(18,250)
Cash Flows from Investing Activities:
Capital expenditures	(5,000)	(3,360)
Net cash used for investing activities	(5,000)	(3,360)
Cash Flows from Financing Activities:
Proceeds from borrowings on credit facilities	1,040	1,530
Repayments of borrowings on credit facilities	(1,930)	(720)
Proceeds from Senior Term Loan, net of issuance costs	30,900	75,300
Repayments of borrowings on Replacement Term Loan, including transaction fees	—	(94,940)
Proceeds from Revolving Credit Facility, net of issuance costs	9,170	4,450
Proceeds from issuance of common stock warrants	3,040	16,300
Proceeds from exercise of common stock warrants	—	420
Other, net	(720)	(650)
Net cash provided by financing activities	41,500	1,690
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(310)	(510)
Cash, Cash Equivalents and Restricted Cash:
Increase (decrease) for the period	17,860	(20,430)
At beginning of period	17,270	50,690
At end of period	$35,130	$30,260
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,280	$7,270
Cash paid for taxes, net of refunds	$390	$530

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited—dollars in thousands)

	Common Stock	Common Stock Warrants	Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Horizon Global Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Shareholders' Equity (Deficit)
Balances at January 1, 2022	$270	$25,010	$170,990	$(10,000)	$(210,250)	$(9,710)	$(33,690)	$(6,560)	$(40,250)
Net loss	—	—	—	—	(26,680)	—	(26,680)	(270)	(26,950)
Other comprehensive income, net of tax	—	—	—	—	—	4,990	4,990	—	4,990
Shares surrendered upon vesting of employee stock compensation awards to cover tax obligations	—	—	(640)	—	—	—	(640)	—	(640)
Non-cash compensation expense	10	—	1,250	—	—	—	1,260	—	1,260
Issuance of common stock warrants	—	3,040	—	—	—	—	3,040	—	3,040
Amounts reclassified from AOCI	—	—	—	—	—	(3,100)	(3,100)	—	(3,100)
Balances at March 31, 2022	280	28,050	171,600	(10,000)	(236,930)	(7,820)	(54,820)	(6,830)	(61,650)

	Common Stock	Common Stock Warrants	Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Horizon Global Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Shareholders' Equity (Deficit)
Balances at January 1, 2021	$260	$9,510	$166,610	$(10,000)	$(178,530)	$(6,540)	$(18,690)	$(5,160)	$(23,850)
Net loss	—	—	—	—	(14,810)	—	(14,810)	(340)	(15,150)
Other comprehensive loss, net of tax	—	—	—	—	—	(2,290)	(2,290)	—	(2,290)
Shares surrendered upon vesting of employee stock compensation awards to cover tax obligations	—	—	(650)	—	—	—	(650)	—	(650)
Non-cash compensation expense	—	—	960	—	—	—	960	—	960
Issuance of common stock warrants	—	16,300	—	—	—	—	16,300	—	16,300
Exercise of common stock warrants	10	(800)	1,210	—	—	—	420	—	420
Balances at March 31, 2021	270	25,010	168,130	(10,000)	(193,340)	(8,830)	(18,760)	(5,500)	(24,260)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Basis of Presentation
Horizon Global Corporation and its consolidated subsidiaries (“Horizon Global,” “we,” “our,” or the “Company”) are a designer, manufacturer and distributor of a wide variety of high quality, custom-engineered towing, trailering, cargo management and other related accessory products in the North American, European and African markets. These products are designed to support aftermarket, automotive original equipment manufacturers (“automotive OEMs”) and automotive original equipment servicers (“automotive OESs”) (collectively, “OEs”), retail, e-commerce and industrial customers within the agricultural, automotive, construction, horse/livestock, industrial, marine, military, recreational, trailer and utility markets. The Company groups its business into operating segments generally by the region in which sales and manufacturing efforts are focused. The Company’s operating segments are Horizon Americas and Horizon Europe-Africa. See Note 13, Segment Information, for further information on the Company’s operating segments.
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2021. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. It is management’s opinion that these condensed consolidated financial statements contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results for the full year.
The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates, judgments, and assumptions also affect the reported amounts of revenues and expenses during the reporting periods. The Company believes estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, the allowance for doubtful accounts, sales incentives, sales returns, impairment assessment of indefinite-lived intangible assets, recoverability of long-lived assets, income taxes (including deferred taxes and uncertain tax positions), stock compensation, the assessment of lower of cost or net realizable value on inventory, useful lives assigned to long-lived assets, depreciation and amortization, estimates related to lease liability and operating lease right-of-use (“ROU”) asset valuations, estimated future unrecoverable lease costs, legal and product liability matters, valuation of debt instruments and warrants, assets and obligations related to employee benefits, and the respective allocation methods, are reasonable based on information available at the time they are made. To the extent there are differences between these estimates and actual results, our consolidated financial statements may be materially affected.
2. New Accounting Pronouncements
As of March 31, 2022, there have been no new accounting pronouncements recently issued or adopted that have had or are reasonably likely to have a material impact on the Company’s condensed consolidated financial statements.
3. Inventories
Inventories consist of the following components:

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Finished goods	$100,570	$85,770
Work in process	14,490	15,570
Raw materials	63,780	61,490
Total	$178,840	$162,830

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. Property and Equipment, Net
Property and equipment, net consists of the following components:

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Land and land improvements	$470	$480
Buildings and building improvements	21,800	22,210
Machinery and equipment	138,540	135,110
Gross property and equipment	160,810	157,800
Accumulated depreciation	(88,210)	(86,190)
Total	$72,600	$71,610

During the three months ended March 31, 2022 and 2021, depreciation expense was $3.4 million and $4.2 million, respectively.
5. Other Intangible Assets
The gross carrying amounts and accumulated amortization of the Company’s other intangible assets are as follows:

	March 31, 2022
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships (2 – 20 years)	$161,590	$(138,050)	$23,540
Technology and other (3 – 15 years)	23,750	(21,080)	2,670
Sub-total	185,340	(159,130)	26,210
Trademark/Trade names, indefinite-lived	20,650	—	20,650
Total	$205,990	$(159,130)	$46,860

	December 31, 2021
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships (2 – 20 years)	$162,390	$(137,420)	$24,970
Technology and other (3 – 15 years)	23,870	(20,830)	3,040
Sub-total	186,260	(158,250)	28,010
Trademark/Trade names, indefinite-lived	20,900	—	20,900
Total	$207,160	$(158,250)	$48,910

During the three months ended March 31, 2022 and 2021, amortization expense related to other intangible assets was $1.3 million.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Accrued and Other Long-term Liabilities
Accrued liabilities consist of the following components:

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Customer incentives	$13,130	$13,030
Accrued compensation	10,630	7,520
Accrued transportation costs	6,180	5,600
Accrued interest	2,950	3,430
Short-term tax liabilities	2,850	3,530
Customer claims	2,760	2,900
Accrued professional services	1,630	1,700
Litigation settlements	1,160	1,290
Other	8,390	5,870
Total	$49,680	$44,870
Other long-term liabilities consist of the following components:

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Litigation settlements	$1,770	$1,820
Long-term tax liabilities	130	130
Other	6,900	6,970
Total	$8,800	$8,920

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. Long-term Debt
The Company’s long-term debt consists of the following components:

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Revolving Credit Facility	$67,220	$58,050
Senior Term Loan	135,000	100,000
Convertible Notes	125,000	125,000
Bank facilities, finance leases and other long-term debt	16,420	17,800
Gross debt	343,640	300,850
Less:
Short-term borrowings and current maturities, long-term debt	3,670	3,780
Gross long-term debt	339,970	297,070
Unamortized debt issuance costs and discount:
Unamortized debt issuance costs and original issuance discount on Senior Term Loan	(25,410)	(22,170)
Unamortized debt issuance costs and discount on Convertible Notes	(2,420)	(4,350)
Total	(27,830)	(26,520)
Long-term debt	$312,140	$270,550
Revolving Credit Facility
In March 2020, the Company, as guarantor, entered into a Loan and Security Agreement (the “Loan Agreement”) with Eclipse Business Capital LLC, formerly known as Encina Business Credit, LLC, as agent for the lenders party thereto, and Horizon Global Americas Inc. and Cequent Towing Products of Canada Ltd., as borrowers (the “ABL Borrowers”). The Loan Agreement provides for an asset-based revolving credit facility (the “Revolving Credit Facility”) in the maximum aggregate principal amount of $75.0 million subject to customary borrowing base limitations contained therein, and may be increased at the ABL Borrowers’ request in increments of $5.0 million, up to a maximum of five times over the life of the Revolving Credit Facility, for a total increase of up to $25.0 million. The Loan Agreement has been amended on several occasions that, among other things, increased the maximum credit available under the Revolving Credit Facility to $95.0 million.
On March 31, 2022, the Company entered into an amendment to the Loan Agreement that, among other things, temporarily increased the Company’s ability to borrow against receivables and in-transit inventory as well as inventory located in the Company’s Mexico facilities, which is effective through June 30, 2022. The amendment also replaced the London Interbank Offered Rate (“LIBOR”) based interest rate with the Adjusted Term Secured Overnight Financing Rate (“Adjusted Term SOFR”). As a result of the amendment, interest on the loans under the Loan Agreement is payable in cash at the interest rate of Adjusted Term SOFR plus 4.00% per annum, subject to a 1.00% Adjusted Term SOFR floor, provided that if for any reason the loans are converted to base rate loans, interest will be paid in cash at the customary base rate plus a margin of 3.00% per annum through June 30, 2022. Beginning June 30, 2022, the interest rate on all loans under the Loan Agreement will be 3.50% to 4.00% per annum, subject to certain conditions defined in the Loan Agreement.
During the three months ended March 31, 2022 and 2021, the Company recognized $0.1 million and $0.2 million, respectively, of amortization of debt issuance costs in the accompanying condensed consolidated statements of operations.
As of March 31, 2022 and December 31, 2021, there was $0.7 million and $0.8 million, respectively, of unamortized debt issuance costs included in other assets in the accompanying condensed consolidated balance sheets.
As of March 31, 2022 and December 31, 2021, the Company had $17.7 million and $27.4 million of availability, respectively, under the Revolving Credit Facility.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of March 31, 2022 and December 31, 2021, the Company had $0.8 million and $2.1 million, respectively, of letters of credit issued and outstanding under the Revolving Credit Facility with no cash collateral requirement. As of March 31, 2022 and December 31, 2021, the Company also had $4.2 million of other letters of credit issued and outstanding under the Revolving Credit Facility with a cash collateral requirement. The cash collateral requirement is 105% of the outstanding letters of credit. As of March 31, 2022 and December 31, 2021, the Company had cash collateral of $4.9 million. Cash collateral is included in restricted cash in the accompanying condensed consolidated balance sheets.
Replacement Term Loan
In July 2020, the Company entered into an amendment of the Company’s former term loan agreement (the “Replacement Term Loan Amendment”). The Replacement Term Loan Amendment provided a replacement term loan (the “Replacement Term Loan”) that refinanced and replaced the outstanding balances under the Company’s former term loan agreement, plus any accrued interest thereon. As a result of the Company’s entering into the Senior Term Loan Credit Agreement, as defined below, in the first quarter of 2021, the Replacement Term Loan was terminated and is no longer in effect.
During the three months ended March 31, 2022 and 2021, the Company recognized no amortization of debt issuance costs and $0.4 million amortization of debt issuance costs, respectively, in the accompanying condensed consolidated statements of operations.
During the three months ended March 31, 2022 and 2021, the Company recognized no paid-in-kind (“PIK”) interest and $0.7 million of PIK interest, respectively, in the accompanying condensed consolidated statements of operations.
As of March 31, 2022 and December 31, 2021, the Company had no aggregate principal outstanding and no unamortized debt issuance and discount costs.
Senior Term Loan Credit Agreement
In February 2021, the Company entered into a credit agreement (the “Senior Term Loan Credit Agreement”) with Atlantic Park Strategic Capital Fund, L.P. (“Atlantic Park”), as administrative agent and collateral agent, and the lenders party thereto. The Senior Term Loan Credit Agreement provided for an initial term loan facility (the “Senior Term Loan”) in the aggregate principal amount of $100.0 million, all of which was borrowed by the Company and was used to repay the Replacement Term Loan and a delayed draw term loan facility in the aggregate principal amount of up to $125.0 million, which may be drawn by the Company in up to three separate borrowings through June 30, 2022.
On February 10, 2022, the Company entered into an amendment to its Senior Term Loan Credit Agreement with Atlantic Park. The amendment provided for a $35.0 million delayed draw facility, which the Company borrowed in full (the “Delayed Draw Term Loan”) under the Company’s existing delayed draw term loan facility under the Senior Term Loan Credit Agreement and allows the net proceeds to be used for working capital purposes and to fund low-cost country expansion in the Company’s Horizon Europe-Africa operating segment. The Company accounted for the Delayed Draw Term Loan as a debt modification in accordance with guidance in Accounting Standards Codification (“ASC”) 470-50, “Modifications and Extinguishments”.
In connection with the Delayed Draw Term Loan, the Company issued warrants (“Senior Term Loan Amendment Warrants”) to Atlantic Park to purchase up to 975,000 shares of the Company’s common stock, with an exercise price of $9.00 per share. The Senior Term Loan Amendment Warrants are exercisable at any time prior to February 10, 2027, provided that the warrants may not be exercised and shares of common stock may not be issued pursuant to the warrants unless and until the Company obtains shareholder approval permitting the issuance of such shares of common stock in accordance with the rules of the New York Stock Exchange.
In accordance with guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging”, the Delayed Draw Term Loan and Senior Term Loan Amendment Warrants issued are each freestanding instruments and proceeds were allocated to each instrument on a relative fair value basis of $31.9 million and $3.1 million, respectively.
The Senior Term Loan Amendment Warrants are not within the scope of ASC 480 and do not meet the criteria for liability classification. However, the Senior Term Loan Amendment Warrants are determined to be indexed to the Company’s common stock and meet the requirements for equity classification pursuant to ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity”. The $3.1 million allocated to the Senior Term Loan Amendment Warrants was determined using an option pricing method and is recorded in common stock warrants in the accompanying condensed consolidated balance sheets.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Debt issuance costs of $0.5 million and original issuance discount of $1.1 million were incurred in connection with the Delayed Draw Term Loan. During the three months ended March 31, 2022, the $0.5 million of debt issuance costs were included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The $1.1 million original issuance discount was allocated to each instrument on a relative fair value basis. The $1.0 million allocated to the Delayed Draw Term Loan will be amortized into interest expense over the contractual term of the loan using the effective interest method and the $0.1 million allocated to the Senior Term Loan Amendment Warrants was recorded as a reduction of equity.
The Company determined the fair value of the Delayed Draw Term Loan using a discount rate build up approach. The debt discount of $3.1 million created by the relative fair value allocation of the equity component is being amortized as additional non-cash interest expense using the effective interest method over the contractual term of the loan. The debt discount is recorded as a reduction of long-term debt in the accompanying condensed consolidated balance sheets.
We collectively refer to the Delayed Draw Term Loan and the Senior Term Loan as the Senior Term Loan. During the three months ended March 31, 2022 and 2021, the Company recognized $0.9 million and $0.5 million, respectively, of amortization of debt issuance and discount costs in the accompanying condensed consolidated statements of operations associated with the Senior Term Loan.
Convertible Notes
In February 2017, the Company completed a public offering of 2.75% Convertible Senior Notes (the “Convertible Notes”) in an aggregate principal amount of 125.0 million. The Convertible Notes will mature on July 1, 2022 unless earlier converted.
The Convertible Notes were not convertible during the first quarter of 2022, as no conditions allowing holders of the Convertible Notes to convert have been met. Should conditions allowing holders of the Convertible Notes to convert be met in a future quarter, the Convertible Notes will be convertible at their holders’ option during the immediately following quarter. As of March 31, 2022, the if-converted value of the Convertible Notes did not exceed the principal value of those Convertible Notes.
During the three months ended March 31, 2022 and 2021, the Company recognized total interest expense of $2.8 million and $2.6 million, respectively, in the accompanying condensed consolidated statements of operations. The interest expense recognized consists of contractual interest coupon, amortization of debt discount and amortization of debt issuance costs on the Convertible Notes, and is as follows:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Contractual interest coupon on convertible debt	$860	$860
Amortization of debt issuance costs	130	130
Amortization of "equity discount" related to debt	1,790	1,650
Total	$2,780	$2,640
As a result of the Company’s Senior Term Loan Credit Agreement, which includes the Delayed Draw Term Loan facility described above and the Series B Preferred Stock commitment letter, executed in February 2022 and described in Note 9, Commitments and Contingencies, the Company has the ability and intent to repay the Convertible Notes when they mature on July 1, 2022.
Covenant and Liquidity Matters
As of March 31, 2022, the Company is in compliance with all applicable covenants in agreements governing its debt.
8. Leases
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Most leases include one or more options to renew. The exercise of lease renewal options is typically at the Company’s sole discretion; therefore, the majority of renewals to extend the lease terms are not included in the Company’s ROU assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options and when they are reasonably certain of exercise, the Company includes the renewal period in the lease term. The Company combines lease and non-lease components, which are accounted for as a single lease component as the Company has elected the practical expedient to group lease and non-lease components for all leases. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Refer to Note 3, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2021, for more information.
Supplemental information for the Company’s leases is as follows:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Operating lease cost	$3,670	$3,870

	Three Months Ended March 31,
	2022	2021
Operating cash flows from operating leases	$3,570	$3,360
ROU assets obtained in exchange for operating lease obligations	$260	$200

	March 31, 2022	December 31, 2021
Weighted average remaining lease term (years)	4.9	5.1
Weighted average discount rate	8.4%	8.4%
9. Commitments and Contingencies
Series B Preferred Stock Commitment Letter
On February 10, 2022, the Company executed a commitment letter with Corre Partners Management L.L.C. (“Corre”) to issue, solely at the Company’s option, up to $40.0 million of Series B Preferred Stock. To the extent issued, the net proceeds of the Series B Preferred Stock may be used to repay up to $35.0 million of the Company’s outstanding Convertible Notes at maturity and, following such repayment, for general corporate purposes. If issued, the Series B Preferred Stock would accrue dividends in kind at a rate of 11.0% per annum. The Series B Preferred Stock would be perpetual, but subject to voluntary redemption at the Company’s option and subject to mandatory redemption upon a change in control or the one-year anniversary of the maturity of the Senior Term Loan. Additionally, if issued, if the Series B Preferred Stock is not redeemed after the occurrence of certain events, it would be convertible into shares of the Company’s common stock, at the option of Corre and subject to shareholder approval. The commitment letter expires on July 1, 2022.
As of March 31, 2022, the Company had not issued any shares of Series B Preferred Stock. During the three months ended March 31, 2022, the Company recognized a commitment fee of $1.0 million, as required under the terms of the commitment letter, in other expense, net in the accompanying condensed consolidated statements of operations. The $1.0 million commitment fee is payable either in cash if no portion of the Series B Preferred Stock is issued or additional shares of Series B Preferred Stock, no later than the commitment expiration.
10. Earnings (Loss) per Share
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the numerator and the denominator of basic income (loss) per share attributable to Horizon Global and diluted income (loss) per share attributable to Horizon Global is as follows:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands, except for per share amounts)
Numerator:
Net loss	$(26,950)	$(15,150)
Less: Net loss attributable to noncontrolling interest	(270)	(340)
Net loss attributable to Horizon Global	$(26,680)	$(14,810)
Denominator:
Weighted average shares outstanding, basic	27,341,135	26,743,441
Dilutive effect of common stock equivalents	—	—
Weighted average shares outstanding, diluted	27,341,135	26,743,441

Basic loss per share attributable to Horizon Global	$(0.98)	$(0.55)
Diluted loss per share attributable to Horizon Global	$(0.98)	$(0.55)
As a result of the net loss for the three months ended March 31, 2022 and 2021, the effect of certain dilutive securities was excluded from the computation of weighted average diluted shares outstanding, as inclusion would have resulted in anti-dilution. A summary of these anti-dilutive common stock equivalents are as follows:

	Three Months Ended March 31,
	2022	2021
Number of options	18,961	18,961
Exercise price of options	$9.20 - $11.02	$9.20 - $11.02
Restricted stock units	2,018,448	1,857,793
Convertible Notes	5,005,000	5,005,000
Convertible Notes warrants	5,005,000	5,005,000
Common stock warrants	9,761,979	7,954,167
For purposes of determining diluted loss per share, the Company has elected a policy to assume that the principal portion of the Convertible Notes, as described in Note 7, Long-term Debt, is settled in cash and the conversion premium is settled in shares. Therefore, the Company has adopted a policy of calculating the diluted loss per share effect of the Convertible Notes using the treasury stock method. As a result, the dilutive effect of the Convertible Notes is limited to the conversion premium, which is reflected in the calculation of diluted loss per share as if it were a freestanding written call option on the Company’s shares. Using the treasury stock method, the warrants issued in connection with the issuance of the Convertible Notes are considered to be dilutive when they are in the money relative to the Company’s average common stock price during the period. The Convertible Note Hedges purchased in connection with the issuance of the Convertible Notes are always considered to be anti-dilutive and therefore do not impact the Company’s calculation of diluted loss per share.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Equity Awards
Horizon Global employees, non-employee directors and certain consultants participate in the Horizon Global Corporation 2020 Equity and Incentive Compensation Plan (the “Horizon 2020 Plan”). The Horizon 2020 Plan authorizes the Compensation Committee of the Horizon Global Board of Directors to grant stock options (including “incentive stock options” as defined in Section 422 of the U.S. Internal Revenue Code), appreciation rights, restricted shares, restricted stock units, performance shares, performance stock units, cash incentive awards, dividend equivalents and certain other awards based upon terms and conditions described in the Horizon 2020 Plan. The Company generally awards grants on an annual basis.
In March 2022, the Company granted restricted stock units (“RSUs”) and performance stock units (“PSUs”) to certain key employees and non-employee directors. The grant date fair values for the RSUs and PSUs are based on the closing trading price of the Company’s common stock on the date of grant. The RSUs vest ratably over a three-year period, while the PSUs cliff vest after a three-year period, upon achieving the performance criteria. The performance criteria for the PSUs is based on the Company’s three-year cumulative EBITDA.
During the three months ended March 31, 2022 and 2021, the Company recognized $1.3 million and $0.9 million, respectively, of stock compensation expense related to RSUs and PSUs. Stock compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.
12. Shareholders’ Equity
Common Stock Warrants
In February 2022, in connection with the Delayed Draw Term Loan, the Company issued the Senior Term Loan Amendment Warrants to purchase up to 975,000 shares of the Company’s common stock, with an exercise price of $9.00 per share. See Note 7, Long-term Debt, for additional information.
During the three months ended March 31, 2022, no warrants were exercised. During the three months ended March 31, 2021, a related-party entity, JKI Holdings, LLC, an entity owned by the chair of our board of directors, exercised in full the warrants that it originally received in connection with the March 2019 issuance, and paid the exercise price in cash and received 278,283 shares of common stock.
13. Segment Information
The Company groups its business into operating segments generally by the region in which sales and manufacturing efforts are focused, which are grouped on the basis of similar product, market and operating factors. Each operating segment has discrete financial information evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance. The Company reports the results of its business in two operating segments: Horizon Americas and Horizon Europe-Africa. Horizon Americas is comprised of the Company’s North American operations. Horizon Europe-Africa is comprised of the Company’s European and South African operations. See below for further information regarding the types of products and services provided within each operating segment and the disaggregation of sales channels within each operating segment.
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s operating segment activity is as follows:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Net Sales
Horizon Americas	$101,940	$109,830
Horizon Europe-Africa	78,920	89,360
Total	$180,860	$199,190
Operating (Loss) Profit
Horizon Americas	$(4,300)	$11,840
Horizon Europe-Africa	(1,540)	1,460
Corporate	(7,720)	(6,520)
Total	$(13,560)	$6,780

Disaggregation of Sales
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
The Company’s net sales by segment and disaggregated by major sales channel are as follows:

	Three Months Ended March 31, 2022
	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Net Sales
Aftermarket	$28,440	$19,170	$47,610
Automotive OEM	22,550	39,920	62,470
Automotive OES	3,730	16,780	20,510
Retail	19,820	—	19,820
E-commerce	16,070	1,680	17,750
Industrial	11,330	410	11,740
Other	—	960	960
Total	$101,940	$78,920	$180,860

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31, 2021
	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Net Sales
Aftermarket	$31,690	$22,420	$54,110
Automotive OEM	27,520	48,560	76,080
Automotive OES	3,860	16,060	19,920
Retail	22,580	—	22,580
E-commerce	14,520	1,430	15,950
Industrial	9,660	550	10,210
Other	—	340	340
Total	$109,830	$89,360	$199,190
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
During the three months ended March 31, 2022 and 2021, the effective income tax rate was (0.9)% and (7.1)%, respectively. The differences in the effective tax rate compared to the statutory tax rate is attributable to the valuation allowance recorded in the U.S. and several foreign jurisdictions, which resulted in no income tax benefit recognized for jurisdictional pretax losses, and therefore, are excluded from the estimated effective tax rate.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis. In completing this evaluation, the Company considers all available evidence in order to determine whether, based on the weight of the evidence, a valuation allowance is necessary. Full valuation allowances that are recorded for deferred tax assets in the U.S. and certain foreign jurisdictions will be maintained until sufficient positive evidence exists to reduce or eliminate them. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include, but are not limited to, recent historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences, and tax planning strategies. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. The Company has recently experienced pre-tax losses. As of March 31, 2022, the Company believes that it is more likely than not that the recorded deferred tax assets will be realized.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. Other Expense, Net
Other expense, net consists of the following components:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Net loss on disposition of business	$(3,090)	$—
Foreign currency loss	(1,350)	(2,110)
Series B commitment fee	(1,000)	—
Customer early pay discounts	(250)	(240)
Other, net	200	120
Total	$(5,490)	$(2,230)

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
You should read the following discussion together with the Company’s reports on file with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the twelve months ended December 31, 2021 (See Item 1A. Risk Factors).
Overview
Headquartered in Plymouth, Michigan, Horizon Global Corporation and its consolidated subsidiaries (“Horizon Global,” “we,” “our,” or the “Company”) are a leading designer, manufacturer and distributor of a wide variety of high-quality, custom-engineered towing, trailering, cargo management and other related accessory products in the North American, European and African markets, primarily servicing the aftermarket, automotive original equipment manufacturers (“automotive OEMs”) and automotive original equipment servicers (“automotive OESs”) (collectively, “OEs”), retail, e-commerce and industrial channels, supporting our customers generally through a regional service and delivery model.
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
•Our ability to efficiently manage our cost structure via global supply base management, internal sourcing and/or purchasing of materials, freight and logistics management, selective outsourcing of support functions, working capital management and a global approach to leverage our administrative functions; and
•Our ability to manage liquidity and other economic and business uncertainties, including those related to the ongoing global semiconductor shortage, global shipping container and other transportation and logistics constraints, as well as the COVID-19 pandemic that may result in future business disruption, including any mandated operating restrictions such as temporary facility closures.
If we are unable to do any of the foregoing successfully, our financial condition and results of operations could be materially and adversely impacted.
Horizon Global reports its business in two operating segments: Horizon Americas and Horizon Europe-Africa. See Note 13, Segment Information, included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” within this Quarterly Report on Form 10-Q for further description of the Company’s operating segments.
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
Adjusted EBITDA for our operating segments for the three months ended March 31, 2022 is as follows:

	Three Months Ended March 31, 2022
	Horizon Americas	Horizon Europe-Africa	Corporate	Consolidated
	(dollars in thousands)
Net loss attributable to Horizon Global				$(26,680)
Net loss attributable to noncontrolling interest				(270)
Net loss				$(26,950)
Interest expense				7,670
Income tax expense				230
Depreciation and amortization				4,620
EBITDA	$(2,830)	$610	$(12,210)	$(14,430)
Net loss attributable to noncontrolling interest	—	270	—	270
Severance	—	—	(20)	(20)
Restructuring, relocation and related business disruption costs	60	20	(20)	60
Non-cash stock compensation	—	—	1,250	1,250
Loss (gain) on business divestitures and other assets	250	(60)	3,160	3,350
Debt issuance costs	—	—	1,570	1,570
Unrealized foreign currency remeasurement costs	270	650	410	1,330
Adjusted EBITDA	$(2,250)	$1,490	$(5,860)	$(6,620)

Adjusted EBITDA for our operating segments for the three months ended March 31, 2021 is as follows:

	Three Months Ended March 31, 2021
	Horizon Americas	Horizon Europe-Africa	Corporate	Consolidated
	(dollars in thousands)
Net loss attributable to Horizon Global				$(14,810)
Net loss attributable to noncontrolling interest				(340)
Net loss				$(15,150)
Interest expense				7,050
Income tax expense				1,000
Depreciation and amortization				5,500
EBITDA	$13,200	$3,790	$(18,590)	$(1,600)
Net loss attributable to noncontrolling interest	—	340	—	340
Restructuring, relocation and related business disruption costs	(860)	(70)	—	(930)
Loss on extinguishment of debt	—	—	11,650	11,650
Non-cash stock compensation	—	—	860	860
Loss on business divestitures and other assets	240	—	—	240
Unrealized foreign currency remeasurement costs	270	1,290	530	2,090
Adjusted EBITDA	$12,850	$5,350	$(5,550)	$12,650

Segment and Other Supplemental Information
A summary of operating segment and other supplemental financial information for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,				Change		Constant Currency Change
	2022	As a Percentage of Net Sales	2021	As a Percentage of Net Sales	$	%	$	%
	(dollars in thousands)
Net Sales
Horizon Americas	$101,940	56.4%	$109,830	55.1%	$(7,890)	(7.2%)	$(7,890)	(7.2%)
Horizon Europe-Africa	78,920	43.6%	89,360	44.9%	(10,440)	(11.7%)	(4,770)	(5.3%)
Total	$180,860	100.0%	$199,190	100.0%	$(18,330)	(9.2%)	$(12,660)	(6.4%)
Gross Profit
Horizon Americas	$12,880	12.6%	$29,270	26.7%	$(16,390)	(56.0%)	$(16,390)	(56.0%)
Horizon Europe-Africa	7,330	9.3%	11,290	12.6%	(3,960)	(35.1%)	(3,380)	(29.9%)
Total	$20,210	11.2%	$40,560	20.4%	$(20,350)	(50.2%)	$(19,770)	(48.7%)
Selling, General and Administrative Expenses
Horizon Americas	$17,180	16.9%	$17,430	15.9%	$(250)	(1.4%)	$(240)	(1.4%)
Horizon Europe-Africa	8,870	11.2%	9,830	11.0%	(960)	(9.8%)	(350)	(3.6%)
Corporate	7,720	N/A	6,520	N/A	1,200	18.4%	1,200	18.4%
Total	$33,770	18.7%	$33,780	17.0%	$(10)	—%	$610	1.8%
Operating (Loss) Profit
Horizon Americas	$(4,300)	(4.2)%	$11,840	10.8%	$(16,140)	(136.3%)	$(16,150)	(136.4%)
Horizon Europe-Africa	(1,540)	(2.0)%	1,460	1.6%	(3,000)	(205.5%)	(3,020)	(206.8%)
Corporate	(7,720)	N/A	(6,520)	N/A	(1,200)	(18.4%)	(1,200)	(18.4%)
Total	$(13,560)	(7.5)%	$6,780	3.4%	$(20,340)	(300.0%)	$(20,370)	(300.4%)
Capital Expenditures
Horizon Americas	$510	0.5%	$1,500	1.4%	$(990)	(66.0%)	$(990)	(66.0%)
Horizon Europe-Africa	4,490	5.7%	1,860	2.1%	2,630	141.4%	2,960	159.1%
Corporate	—	N/A	—	N/A	—	—%	—	—%
Total	$5,000	2.8%	$3,360	1.7%	$1,640	48.8%	$1,970	58.6%
Depreciation of Property and Equipment and Amortization of Intangibles
Horizon Americas	$1,930	1.9%	$1,910	1.7%	$20	1.0%	$20	1.0%
Horizon Europe-Africa	2,660	3.4%	3,540	4.0%	(880)	(24.9%)	(690)	(19.5%)
Corporate	30	N/A	50	N/A	(20)	(40.0%)	(20)	(40.0%)
Total	$4,620	2.6%	$5,500	2.8%	$(880)	(16.0%)	$(690)	(12.5%)
Adjusted EBITDA
Horizon Americas	$(2,250)	(2.2)%	$12,850	11.7%	$(15,100)	(117.5%)	N/A	N/A
Horizon Europe-Africa	1,490	1.9%	5,350	6.0%	(3,860)	(72.1%)	N/A	N/A
Corporate	(5,860)	N/A	(5,550)	N/A	(310)	(5.6%)	N/A	N/A
Total	$(6,620)	(3.7)%	$12,650	6.4%	$(19,270)	(152.3%)	N/A	N/A

Results of Operations
Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021
Consolidated net sales decreased $18.3 million, or 9.2%, to $180.9 million during the three months ended March 31, 2022, as compared to $199.2 million during the three months ended March 31, 2021. Net sales for Horizon Americas decreased $7.9 million, driven primarily by lower sales volumes in the aftermarket, OE and retail sales channels, partially offset by customer pricing recovery initiatives put in place in response to commodity and input cost increases. Net sales for Horizon Europe-Africa decreased $10.4 million, driven primarily by lower sales volumes in the aftermarket and automotive OEM sales channels and unfavorable currency translation, partially offset by customer pricing recovery initiatives in response to commodity and input cost increases.
Gross profit margin (gross profit as a percentage of net sales) was 11.2% and 20.4% during the three months ended March 31, 2022 and 2021, respectively. The decline in gross profit margin is primarily due to lower net sales in Horizon Americas and Horizon Europe-Africa as detailed above, coupled with unfavorable cost performance, primarily attributable to unfavorable material, supply chain and other manufacturing input costs associated with global macroeconomic factors experienced during 2022.
Selling, general and administrative (“SG&A”) expenses were $33.8 million during the three months ended March 31, 2022 and 2021. SG&A expenses during the three months ended March 31, 2022 as compared to three months ended March 31, 2021 were impacted by lower distribution center lease, operating and support costs in Horizon Americas, lower personnel and other variable compensations costs and favorable currency translation in Horizon Europe-Africa, and were partially offset by increased Corporate costs associated with outside professional fees and other administrative costs.
Operating margin (operating profit (loss) as a percentage of net sales) was (7.5)% and 3.4% during the three months ended March 31, 2022 and 2021, respectively. Operating profit declined $20.4 million to an operating loss of $(13.6) million during the three months ended March 31, 2022, as compared to an operating profit of $6.8 million during the three months ended March 31, 2021. The changes in operating profit and operating margin were primarily due to the operational results detailed above.
Other expense, net increased $3.3 million to $5.5 million during the three months ended March 31, 2022, as compared to $2.2 million during the three months ended March 31, 2021, primarily attributable to the $3.1 million loss on the disposition of a business and a $1.0 million commitment fee associated with the Company’s Series B Preferred Stock commitment letter during the three months ended March 31, 2022. Refer to Note 9, Commitments and Contingencies, in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this Quarterly Report on Form 10-Q for additional information of the Company’s Series B Preferred Stock commitment letter.
Interest expense increased $0.6 million to $7.7 million during the three months ended March 31, 2022, as compared to $7.1 million during the three months ended March 31, 2021, primarily as a result of the Company’s amendment to its Senior Term Loan Credit Agreement in February 2022, which resulted in increased borrowings as well as additional interest expense for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. Interest expense was also increased as a result of additional borrowings on the Company’s Revolving Credit Facility. Refer to Note 7, Long-term Debt, in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this Quarterly Report on Form 10-Q for additional information of the Company’s long-term debt.
The effective income tax rate for the three months ended March 31, 2022 and 2021 was (0.9)% and (7.1)%, respectively. The effective income tax rate for both periods is attributable to the Company’s valuation allowance recorded in the U.S. and several foreign jurisdictions, which resulted in no income tax benefit recognized for jurisdictional pretax losses, coupled with jurisdictional income mix.
Net loss increased $11.8 million to $27.0 million during the three months ended March 31, 2022, compared to a net loss of $15.2 million during the three months ended March 31, 2021. The change in net loss was attributable to the operational results detailed above.
See below for a discussion of operating results by segment.

Horizon Americas
Net sales by sales channel, in thousands, for Horizon Americas are as follows:

	Three Months Ended March 31,		Change
	2022	2021	$	%
Net Sales
Aftermarket	$28,440	$31,690	$(3,250)	(10.3)%
Automotive OEM	22,550	27,520	(4,970)	(18.1)%
Automotive OES	3,730	3,860	(130)	(3.4)%
Retail	19,820	22,580	(2,760)	(12.2)%
E-commerce	16,070	14,520	1,550	10.7%
Industrial	11,330	9,660	1,670	17.3%
Total	$101,940	$109,830	$(7,890)	(7.2)%
Net sales decreased $7.9 million, or 7.2%, to $101.9 million during the three months ended March 31, 2022, as compared to $109.8 million during the three months ended March 31, 2021, primarily attributable to lower sales volumes in the aftermarket, OE and retail sales channels. The lower net sales also reflects a $1.8 million impact attributable to the Company’s sale of its Brazil business, which was completed in the second quarter of 2021. The decrease in net sales was partially offset by $12.6 million of customer pricing recoveries, primarily in the aftermarket, OE, retail and e-commerce sales channels, to recover increased material and input costs. The decrease was also partially offset by a $2.7 million reduction in sales returns and allowances.
Horizon Americas’ gross profit decreased $16.4 million, or 56.0%, to $12.9 million, or 12.6% of net sales, during the three months ended March 31, 2022, as compared to $29.3 million, or 26.7% of net sales, during the three months ended March 31, 2021. The decrease in gross profit and gross profit margin reflects the changes in net sales detailed above, and includes the unfavorable impact of increased material, supply chain and other manufacturing input costs, net of customer pricing recoveries, attributable to significant commodity and logistics cost increases in the Company’s supply chain due to global macroeconomic factors. These global macroeconomic factors impacted business performance and were not able to be fully passed through to our customers during the first quarter of 2022, given there is generally a delay in such recoveries due to market pressures and restrictions within certain customer contracts.
SG&A expenses decreased $0.2 million to $17.2 million, or 16.9% of net sales, during the three months ended March 31, 2022, as compared to $17.4 million, or 15.9% of net sales, during the three months ended March 31, 2021. The decrease in SG&A expenses is primarily attributable to the following:
–$0.4 million lower distribution center lease, operating and support costs.
Horizon Americas’ operating profit decreased $16.1 million to an operating loss of $(4.3) million, or (4.2)% of net sales, during the three months ended March 31, 2022, as compared to an operating profit of $11.8 million, or 10.8% of net sales, during the three months ended March 31, 2021. The decline in operating profit and operating margin were primarily due to the operational results detailed above.
Horizon Americas’ Adjusted EBITDA was $(2.3) million during the three months ended March 31, 2022, as compared to Adjusted EBITDA of $12.9 million during the three months ended March 31, 2021. Adjusted EBITDA declined primarily due to the operational results detailed above.

Horizon Europe-Africa
Net sales by sales channel, in thousands, for Horizon Europe-Africa are as follows:

	Three Months Ended March 31,		Change
	2022	2021	$	%
Net Sales
Aftermarket	$19,170	$22,420	$(3,250)	(14.5)%
Automotive OEM	39,920	48,560	(8,640)	(17.8)%
Automotive OES	16,780	16,060	720	4.5%
E-commerce	1,680	1,430	250	17.5%
Industrial	410	550	(140)	(25.5)%
Other	960	340	620	182.4%
Total	$78,920	$89,360	$(10,440)	(11.7)%
Net sales decreased $10.4 million, or 11.7%, to $78.9 million during the three months ended March 31, 2022, as compared to $89.4 million, during the three months ended March 31, 2021, primarily attributable to lower sales volumes in the aftermarket and automotive OEM sales channels. The decrease also includes $5.7 million of unfavorable currency translation. The decrease was partially offset by $6.5 million of customer pricing recoveries, primarily in the aftermarket and automotive OEM sales channels, to recover increased material and input costs.
Horizon Europe-Africa’s gross profit decreased $4.0 million, or 35.1%, to $7.3 million, or 9.3% of net sales, during the three months ended March 31, 2022, as compared to $11.3 million, or 12.6% of net sales, during the three months ended March 31, 2021. The decrease in gross profit and gross profit margin reflects the changes in net sales detailed above, and includes the unfavorable impact of increased material, supply chain and other manufacturing input costs, net of customer pricing recoveries, coupled with the inability to flex costs efficiently based on OEM customer production schedule changes that negatively impacted business performance in the first quarter of 2022. The input cost increases were not able to be fully passed through to our customers during the first quarter of 2022, given there is generally a delay in such recoveries due to market pressures and restrictions within certain customer contracts.
SG&A expenses decreased $0.9 million to $8.9 million, or 11.2% of net sales, during the three months ended March 31, 2022, as compared to $9.8 million, or 11.0% of net sales, during the three months ended March 31, 2021. The decrease in SG&A expenses is primarily attributable to the following:
–$0.6 million of favorable currency translation; and
–$0.4 million of lower personnel and other variable compensation costs.
Horizon Europe-Africa’s operating profit decreased $3.0 million to an operating loss of $(1.5) million, or (2.0)% of net sales, during the three months ended March 31, 2022, as compared to an operating profit of $1.5 million, or 1.6% of net sales, during the three months ended March 31, 2021. The decline in operating profit and operating margin were primarily due to the operational results detailed above.
Horizon Europe-Africa’s Adjusted EBITDA was $1.5 million during the three months ended March 31, 2022, as compared to Adjusted EBITDA of $5.4 million during the three months ended March 31, 2021. Adjusted EBITDA declined primarily due to the operational results detailed above.
Corporate Expenses
Corporate expenses included in operating loss increased $1.2 million to $7.7 million during the three months ended March 31, 2022, as compared to $6.5 million during the three months ended March 31, 2021. The increase was primarily attributable to the following:
–$0.6 million higher costs incurred related to professional service fees and other costs associated with new debt issuance, amendments, and modifications and related structure changes; and
–$0.4 million higher outside professional fees and other administrative costs.
Corporate Adjusted EBITDA was $(5.9) million during the three months ended March 31, 2022, as compared to Adjusted EBITDA of $(5.6) million during the three months ended March 31, 2021. The change in Adjusted EBITDA was primarily due to the higher outside professional fees and other administrative costs discussed above.

Liquidity and Capital Resources
Our capital and working capital requirements are funded through a combination of cash on hand, cash flows from operations, and various borrowings and factoring arrangements described below, including our asset-based Revolving Credit Facility (as defined below). As of March 31, 2022 and December 31, 2021, we had $12.8 million and $8.2 million, respectively, of cash and cash equivalents held at foreign subsidiaries. There may be country specific regulations, which may restrict or result in increased costs in the repatriation of these funds.
In March 2020, the Company, as guarantor, entered into a Loan and Security Agreement (the “Loan Agreement”) with Eclipse Business Capital LLC, formerly known as Encina Business Credit, LLC, as agent for the lenders party thereto, and Horizon Global Americas Inc. and Cequent Towing Products of Canada Ltd., as borrowers (the “ABL Borrowers”). The Loan Agreement provides for an asset-based revolving credit facility (the “Revolving Credit Facility”) in the maximum aggregate principal amount of $75.0 million subject to customary borrowing base limitations contained therein, and may be increased at the ABL Borrowers’ request in increments of $5.0 million, up to a maximum of five times over the life of the Revolving Credit Facility, for a total increase of up to $25.0 million. The Loan Agreement has been amended on several occasions that, among other things, increased the maximum credit available under the Revolving Credit Facility to $95.0 million. As of March 31, 2022, the Company had availability of $17.7 million under the Revolving Credit Facility and $16.9 million of cash and cash equivalents in the United States.
As of March 31, 2022 and December 31, 2021, total cash and availability was $47.4 million and $39.2 million, respectively. The Company defines cash and availability as cash and cash equivalents and amounts of cash accessible but undrawn from credit facilities.
We believe the combination of these sources, as well as the changes to our capital structure following our recent refinancing activities, as described below, will enable us to meet our working capital, capital expenditures and other funding requirements for at least the next twelve months and for the foreseeable future thereafter. Our ability to fund our working capital needs, debt payments and other obligations, and to comply with financial covenants, including borrowing base limitations under our Revolving Credit Facility, depends on our future operating performance and cash flow and many factors outside of our control, including the costs of raw materials, the state of the automotive accessories market, financial and economic conditions and the extent and duration of the impact of the COVID-19 pandemic.
Cash Flows - Operating Activities
Net cash used for operating activities during the three months ended March 31, 2022 and 2021 was $18.3 million.
During the three months ended March 31, 2022, the Company used $15.7 million in cash flows, based on the reported net loss of $27.0 million and after considering the effects of non-cash items related to depreciation, amortization of intangible assets, amortization of original issuance discount and debt issuance costs, deferred income taxes, non-cash compensation expense, paid-in-kind interest, and other, net. During the three months ended March 31, 2021, the Company generated $7.4 million in cash flows, based on the reported net loss of $15.2 million and after considering the effects of similar non-cash items previously described, in addition to loss on debt extinguishment during the first quarter of 2021.
Changes in operating assets and liabilities used $2.6 million and $25.6 million of cash during the three months ended March 31, 2022 and 2021, respectively.
Changes in accounts receivable resulted in a net use of cash of $16.3 million and use of $26.9 million during the three months ended March 31, 2022 and 2021, respectively. The increase in accounts receivable was lower in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 driven primarily by lower net sales activity in the current year.
Changes in inventories resulted in a use of cash of $17.0 million and $21.0 million during the three months ended March 31, 2022 and 2021, respectively. The increase in inventories during the three months ended March 31, 2022 was driven primarily by recent macroeconomic factors experienced, including increased costs of raw materials, such as steel; constraints on shipping container availability and port congestion leading to higher inventory costs and levels of in-transit inventory. The increase in inventories during the three months ended March 31, 2021 was driven primarily by seasonal activity as we built inventory in preparation of the typical upcoming peak selling season.
Changes in prepaid expenses and other assets resulted in a net use of cash of $2.7 million and $0.9 million during the three months ended March 31, 2022 and 2021, respectively. The increase in prepaid expenses and other assets during the three months ended March 31, 2022 and 2021 was primarily due to the mix of invoicing from vendors and subsequent payments.

Changes in accounts payable and accrued liabilities resulted in a source of cash of $33.4 million and $23.1 million during the three months ended March 31, 2022 and 2021, respectively. The higher source of cash for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 is primarily due to the timing of payments made to suppliers, mix of vendors and related terms coupled with macroeconomic factors impacting inventories discussed above, including increased costs of raw materials.
Cash Flows - Investing Activities
Net cash used for investing activities during the three months ended March 31, 2022 and 2021 was $5.0 million and $3.4 million, respectively.
During the three months ended March 31, 2022 and 2021, capital expenditures were $5.0 million and $3.4 million, respectively, related to growth, capacity and productivity-related projects within Horizon Americas and Horizon Europe-Africa. The increase in capital expenditures during the three months ended March 31, 2022 is primarily due to growth and capacity expenditures associated with the Company’s planned low-cost country expansion in Horizon Europe-Africa.
Cash Flows - Financing Activities
Net cash provided by financing activities was $41.5 million and $1.7 million during the three months ended March 31, 2022 and 2021, respectively.
During the three months ended March 31, 2022 and 2021, net proceeds from the Revolving Credit Facility, net of issuance costs, were $9.2 million and $4.5 million, respectively.
During the three months ended March 31, 2022, proceeds from the Company’s term loan, net of issuance costs and related issuance of common stock warrants were $30.9 million and $3.0 million, respectively. During the three months ended March 31, 2021, proceeds from the Company’s term loan, net of issuance costs and related issuance of common stock warrants were $75.3 million and $16.3 million, respectively. During the three months ended March 31, 2021, repayments of borrowings on the Company’s former term loan, including transaction fees, were $94.9 million.
Factoring Arrangements
The Company has factoring arrangements with financial institutions to sell certain accounts receivable. During the three months ended March 31, 2022 and 2021, total receivables sold under certain non-recourse factoring arrangements were $67.9 million and $78.2 million, respectively. We utilize factoring arrangements as part of our working capital needs. The costs of participating in these arrangements are immaterial to our results. Refer to Note 3, Summary of Significant Accounting Policies, in Item 8, “Financial Statements and Supplementary Data,” included within our Annual Report on Form 10-K for the twelve months ended December 31, 2021, for additional information.
Our Debt and Other Commitments
We and certain of our subsidiaries are party to the asset-based Revolving Credit Facility governed by the Loan Agreement, each as defined and described above. The Revolving Credit Facility provides $95.0 million of funding on a revolving basis, subject to borrowing base availability, and matures on March 13, 2024. As of March 31, 2022, there was $67.2 million outstanding on the Revolving Credit Facility.
On March 31, 2022, the Company entered into an amendment to the Loan Agreement that, among other things, temporarily increased the Company’s ability to borrow against receivables and in-transit inventory as well as inventory located in the Company’s Mexico facilities, which is effective through June 30, 2022.
The amendment also replaced the London Interbank Offered Rate (“LIBOR”) based interest rate with Adjusted Term Secured Overnight Financing Rate (“Adjusted Term SOFR”), effective June 30, 2022. As a result of the amendment, interest on the loans under the Loan Agreement is payable in cash at the interest rate of Adjusted Term SOFR plus 4.00% per annum, subject to a 1.00% Adjusted Term SOFR floor, provided that if for any reason the loans are converted to base rate loans, interest will be paid in cash at the customary base rate plus a margin of 3.00% per annum through June 30, 2022. Beginning June 30, 2022, the interest rate on all loans under the Loan Agreement will be 3.50% to 4.00% per annum, subject to certain conditions defined in the Loan Agreement.
In addition, the Company and certain of its subsidiaries, have been or are parties to other long-term credit agreements, including the Senior Term Loan Credit Agreement, as described below. As of March 31, 2022, there was $135.0 million outstanding on the Senior Term Loan Credit Agreement bearing cash interest at the interest rate of LIBOR plus 7.50%, subject to a 1.00% LIBOR floor. As of March 31, 2022, there was $125.0 million outstanding on the Company’s 2.75% Convertible Senior Notes due 2022 (the “Convertible Notes”). The Convertible Notes will mature on July 1, 2022 unless earlier converted.

Replacement Term Loan
In July 2020, the Company entered into an amendment of the Company’s former term loan agreement (the “Replacement Term Loan Amendment”). The Replacement Term Loan Amendment provided a replacement term loan (the “Replacement Term Loan”) that refinanced and replaced the outstanding balances under the Company’s former term loan agreement, plus any accrued interest thereon. As a result of the Company’s entering into the Senior Term Loan Credit Agreement, as defined below, in the first quarter of 2021, the Replacement Term Loan was terminated and is no longer in effect.
Senior Term Loan Credit Agreement
In February 2021, the Company entered into a credit agreement (the “Senior Term Loan Credit Agreement”) with Atlantic Park Strategic Capital Fund, L.P. (“Atlantic Park”), as administrative agent and collateral agent, and the lenders party thereto. The Senior Term Loan Credit Agreement provides for an initial term loan facility (the “Senior Term Loan”) in the aggregate principal amount of $100.0 million, all of which was borrowed by the Company and used to repay the Replacement Term Loan and a delayed draw term loan facility in the aggregate principal amount of up to $125.0 million, which may be drawn by the Company in up to three separate borrowings through June 30, 2022.
On February 10, 2022, the Company entered into an amendment to its Senior Term Loan Credit Agreement with Atlantic Park. The amendment provided for a $35.0 million delayed draw facility, which the Company borrowed in full (the “Delayed Draw Term Loan”) under the Company’s existing delayed draw term loan facility under the Senior Term Loan Credit Agreement and allows the net proceeds to be used for working capital purposes and to fund low-cost country expansion in the Company’s Horizon Europe-Africa operating segment.
In connection with the Delayed Draw Term Loan, the Company issued warrants (“Senior Term Loan Amendment Warrants”) to Atlantic Park to purchase up to 975,000 shares of the Company’s common stock, with an exercise price of $9.00 per share. The Senior Term Loan Amendment Warrants are exercisable at any time prior to February 10, 2027, provided that the warrants may not be exercised and shares of common stock may not be issued pursuant to the warrants unless and until the Company obtains shareholder approval permitting the issuance of such shares of common stock in accordance with the rules of the New York Stock Exchange. We collectively refer to the Delayed Draw Term Loan and the Senior Term Loan as the Senior Term Loan.
Series B Preferred Stock Commitment Letter
On February 10, 2022, the Company executed a commitment letter with Corre Partners Management L.L.C. (“Corre”) to issue, solely at the Company’s option, up to $40.0 million of Series B Preferred Stock. To the extent issued, the net proceeds of the Series B Preferred Stock may be used to repay up to $35.0 million of the Company’s outstanding Convertible Notes at maturity and, following such repayment, for general corporate purposes. If issued, the Series B Preferred Stock would accrue dividends in kind at a rate of 11.0% per annum. The Series B Preferred Stock would be perpetual, but subject to voluntary redemption at the Company’s option and subject to mandatory redemption upon a change in control or the one-year anniversary of the maturity of the Senior Term Loan. Additionally, if issued, if the Series B Preferred Stock is not redeemed after the occurrence of certain events, it would be convertible into shares of the Company’s common stock, at the option of Corre and subject to shareholder approval. The commitment letter expires on July 1, 2022. As of March 31, 2022, the Company had not issued any shares of Series B Preferred Stock.
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
The Senior Term Loan Credit Agreement includes customary affirmative and negative covenants, including a maximum total net leverage ratio requirement tested quarterly, commencing with the fiscal quarter ending March 31, 2023, not to exceed 6.50 to 1.00. The Senior Term Loan Credit Agreement also contains a financial covenant that stipulates the Company will not make capital expenditures exceeding $27.5 million during any fiscal year. To the extent that the amount of capital expenditures is less than $27.5 million in any fiscal year, up to 50% of the difference may be carried forward and used for capital expenditures in the immediately succeeding fiscal year.
As of March 31, 2022, the Company is in compliance with all applicable covenants in agreements governing its debt.

We are subject to variable interest rates on our Senior Term Loan Credit Agreement and Revolving Credit Facility. At March 31, 2022, 1-Month LIBOR and 3-Month LIBOR approximated 0.45% and 0.96%, respectively. At March 31, 2022, the Adjusted Term SOFR approximated 0.29%.
As a result of the Company’s Senior Term Loan Credit Agreement, which includes the Delayed Draw Term Loan facility, and the Series B Preferred Stock commitment letter, the Company has the ability and intent to repay the Convertible Notes when they mature on July 1, 2022.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases and rent expense related thereto for the three months ended March 31, 2022 and 2021 was $3.7 million and $3.9 million, respectively. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.
Refer to Note 7, Long-term Debt, and Note 8, Leases, in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this Quarterly Report on Form 10-Q for additional information.

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
The reconciliations of net income (loss) attributable to Horizon Global to EBITDA, EBITDA to Adjusted EBITDA and Adjusted EBITDA to Consolidated EBITDA are as follows:

	Three Months Ended March 31,			Last Twelve Months Ended March 31,
	2022	2021	Change	2022	2021	Change
	(dollars in thousands)			(dollars in thousands)
Net loss attributable to Horizon Global	$(26,680)	$(14,810)	$(11,870)	$(43,590)	$(34,630)	$(8,960)
Net loss attributable to noncontrolling interest	(270)	(340)	70	(1,330)	(1,470)	140
Net loss	$(26,950)	$(15,150)	$(11,800)	$(44,920)	$(36,100)	$(8,820)
Interest expense	7,670	7,050	620	28,590	30,540	(1,950)
Income tax expense (benefit)	230	1,000	(770)	(930)	(570)	(360)
Depreciation and amortization	4,620	5,500	(880)	21,120	23,350	(2,230)
EBITDA	$(14,430)	$(1,600)	$(12,830)	$3,860	$17,220	$(13,360)
Net loss attributable to noncontrolling interest	270	340	(70)	1,330	1,470	(140)
EBITDA attributable to Horizon Global	$(14,160)	$(1,260)	$(12,900)	$5,190	$18,690	$(13,500)
Adjustments pursuant to Senior Term Loan Agreement:
Losses on sale of receivables	250	230	20	980	1,350	(370)
Debt extinguishment losses	—	11,650	(11,650)	—	11,650	(11,650)
Non-cash equity grant expenses	1,250	860	390	3,910	3,440	470
Other non-cash expenses or losses (gains)	4,440	2,130	2,310	9,050	(210)	9,260
Lender agent related professional fees, costs, and expenses(a)	10	10	—	180	280	(100)
Non-recurring expenses or costs(b)	1,590	(950)	2,540	3,160	950	2,210
Non-cash losses on asset sales	—	—	—	1,470	20	1,450
Debt extinguishment gains	—	—	—	(7,530)	—	(7,530)
Other	—	(20)	20	(10)	(40)	30
Adjusted EBITDA	$(6,620)	$12,650	$(19,270)	$16,400	$36,130	$(19,730)
Non-recurring expense limitation(a)(b)	N/A	N/A	N/A	N/A	N/A	N/A
Other	—	20	(20)	10	40	(30)
Consolidated EBITDA	$(6,620)	$12,670	$(19,290)	$16,410	$36,170	$(19,760)
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

Outlook
Our business remains susceptible to macroeconomic conditions that could adversely affect our results, including the ongoing global semiconductor shortage and the current inflationary environment as well as global shipping container and other transportation and logistics constraints. The recent conflict between Russia and Ukraine has also placed added constraints on the global automotive supply chain that may adversely impact our business. These recent macroeconomic and geopolitical factors have resulted in a delay of receiving raw materials by the Company, or some of our OE customers, which has resulted in retiming some customer orders to future periods. We have also experienced increased costs for certain raw materials, including steel, and while the Company endeavors to recover incremental input costs through pricing recovery initiatives, the recoveries generally occur over time and are not guaranteed. Consumer spending may also be adversely affected by higher inflation, including high fuel prices. However, the trend of customer orders in the economies that most significantly affect our demand has been strong, including the United States and Europe. We also continue to monitor the ongoing COVID-19 pandemic and potential impacts to our operations, employees, customers and other stakeholders, as well as prioritizing the health and safety of our employees. We continue to monitor these macroeconomic factors and remain committed to fulfilling and delivering our customers’ orders driven by the strong product demand we have experienced.
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
There were no material changes to the items that we disclosed as our critical accounting policies in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the twelve months ended December 31, 2021.
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
Evaluation of disclosure controls and procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company’s disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to claims and litigation in the ordinary course of business, but we do not believe that any such claim or litigation is likely to have a material adverse effect on our financial position, results of operations, or cash flows. For a description of risks related to various legal proceedings and claims, see the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the twelve months ended December 31, 2021. For additional information regarding legal proceedings, refer to Note 11, Contingencies, in our Annual Report on Form 10-K for the twelve months ended December 31, 2021.
Item 1A. Risk Factors
A discussion of our risk factors, which could materially affect our business, financial condition or future results, can be found in the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the twelve months ended December 31, 2021. There have been no significant changes in our risk factors disclosed in our 2021 Form 10-K.
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
10.1(c)*
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

10.2(c)*
Consent and First Amendment to Credit Agreement dated February 10, 2022, by and among Horizon Global Corporation, the Lenders party thereto, and Atlantic Park Strategic Capital Fund, L.P., as Administrative Agent and Collateral Agent.

10.3*
Eighth Amendment to Loan and Security Agreement dated April 4, 2022, by and among Horizon Global Americas Inc. and Cequent Towing Products of Canada Ltd., as borrowers, Horizon Global Corporation, Horizon Global Company LLC, Cequent Electrical Products de Mexico, S. de R.L. de C.V., and Cequent Sales Company de Mexico, S. de R.L. de C.V., as guarantors, the lenders party thereto and Eclipse Business Capital LLC (f/k/a Encina Business Credit, LLC), as agent for the Lenders.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document. (not part of filing)
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

(a)	Incorporated by reference to the Exhibit filed with our Current Report on Form 8-K filed on February 20, 2019 (File No. 001-37427).
(b)	Incorporated by reference to the Exhibit filed with our Quarterly Report on Form 10-Q filed on August 8, 2019 (File No. 001-37427).
(c)	Incorporated by reference to the Exhibit filed with our Annual Report on Form 10-K filed on March 10, 2022 (File No. 001-37427).

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

HORIZON GLOBAL CORPORATION (Registrant)

/s/ DENNIS E. RICHARDVILLE

Date:	May 5, 2022	By:	Dennis E. Richardville Chief Financial Officer