Form 10-Q
period 2022-06-30
Horizon Global Corp
filed 2022-08-09
CIK 1637655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of August 4, 2022, the number of outstanding shares of the Registrant’s common stock was 27,676,025 shares.

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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to, risks and uncertainties with respect to: the impact of the COVID-19 pandemic on the Company’s business, results of operations, financial condition and liquidity, including, without limitation, supply chain and logistics issues and inflationary pressures; interest rate volatility; liabilities and restrictions imposed by the Company’s debt instruments, including the Company’s ability to comply with the applicable financial covenants related thereto or obtain any necessary amendments or waivers with respect to such financial covenants; market demand; competitive factors; supply constraints and shipping disruptions; material, logistics and energy costs, including the increased material costs resulting from the COVID-19 pandemic; inflation and deflation rates; the impact the conflict between Russia and Ukraine has on our business, financial condition or future results, including the duration and scope of such conflict, its impact on disruptions and inefficiencies in our supply chain and our ability to procure certain raw materials, as well as on our energy supply in Europe; technology factors; litigation; government and regulatory actions including the impact of any tariffs, quotas, or surcharges; the Company’s accounting policies; future trends; general economic and currency conditions, including recessionary conditions; various conditions specific to the Company’s business and industry; the success of the Company’s action plan, including the actual amount of savings and timing thereof; the success of the Company’s business improvement initiatives in Europe-Africa, including the amount of savings and timing thereof; the Company’s exposure to product liability claims from customers and end users, and the costs associated therewith; factors affecting the Company’s business that are outside of its control, including natural disasters and severe weather conditions (including those caused by climate change), pandemics, including the current COVID-19 pandemic, accidents and governmental actions; our ability to regain and remain in compliance with the New York Stock Exchange’s (“NYSE”) minimum market capitalization requirement; and other risks that are discussed in Part I, Item 1A, “Risk Factors.” in the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2021. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited—dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$181,220	$222,120	$362,080	$421,310
Cost of sales	(160,500)	(174,830)	(321,150)	(333,460)
Gross profit	20,720	47,290	40,930	87,850
Selling, general and administrative expenses	(31,030)	(35,960)	(64,800)	(69,740)
Operating (loss) profit	(10,310)	11,330	(23,870)	18,110
Interest expense	(8,310)	(6,980)	(15,980)	(14,030)
Loss on debt extinguishment of Replacement Term Loan	—	—	—	(11,650)
Other expense, net	(3,360)	(1,990)	(8,850)	(4,220)
(Loss) income before income tax	(21,980)	2,360	(48,700)	(11,790)
Income tax expense	(450)	(1,400)	(680)	(2,400)
Net (loss) income	(22,430)	960	(49,380)	(14,190)
Less: Net loss attributable to noncontrolling interest	(230)	(330)	(500)	(670)
Net (loss) income attributable to Horizon Global	$(22,200)	$1,290	$(48,880)	$(13,520)
Net (loss) income per share:
Basic	$(0.80)	$0.05	$(1.78)	$(0.50)
Diluted	$(0.80)	$0.04	$(1.78)	$(0.50)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited—dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(22,430)	$960	$(49,380)	$(14,190)
Other comprehensive loss, net of tax:
Foreign currency translation and other	(2,280)	(130)	(390)	(2,420)
Total other comprehensive loss, net of tax	(2,280)	(130)	(390)	(2,420)
Total comprehensive (loss) income	(24,710)	830	(49,770)	(16,610)
Less: Comprehensive loss attributable to noncontrolling interest	(230)	(330)	(500)	(670)
Comprehensive (loss) income attributable to Horizon Global	$(24,480)	$1,160	$(49,270)	$(15,940)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited—dollars in thousands)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$26,440	$11,780
Restricted cash	92,130	5,490
Receivables, net	98,880	80,720
Inventories	165,030	162,830
Prepaid expenses and other current assets	15,110	12,340
Total current assets	397,590	273,160
Property and equipment, net	69,660	71,610
Operating lease right-of-use assets	37,040	37,810
Other intangibles, net	44,310	48,910
Deferred income taxes	1,720	1,750
Other assets	4,490	5,680
Total assets	$554,810	$438,920
Liabilities and Shareholders' Deficit
Current liabilities:
Short-term borrowings and current maturities, long-term debt	$4,440	$3,780
Accounts payable	125,490	102,190
Short-term operating lease liabilities	11,190	11,010
Accrued liabilities	47,380	44,870
Total current liabilities	188,500	161,850
Gross long-term debt	395,270	297,070
Unamortized debt issuance costs and discount	(27,630)	(26,520)
Long-term debt	367,640	270,550
Redeemable preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: 41,000 and 0 shares at June 30, 2022 and December 31, 2021, respectively	41,040	—
Deferred income taxes	1,740	1,920
Long-term operating lease liabilities	33,550	35,930
Other long-term liabilities	7,900	8,920
Total liabilities	640,370	479,170
Commitments and Contingencies
Shareholders' deficit:
Common stock, $0.01 par: Authorized 400,000,000 shares; 28,362,531 shares issued and 27,676,025 outstanding at June 30, 2022, and 27,973,153 shares issued and 27,286,647 outstanding at December 31, 2021	280	270
Common stock warrants issued, outstanding and exercisable for 10,206,146 and 9,231,146 shares of common stock at June 30, 2022 and December 31, 2021, respectively	28,050	25,010
Paid-in capital	172,400	170,990
Treasury stock, at cost: 686,506 shares at June 30, 2022 and December 31, 2021	(10,000)	(10,000)
Accumulated deficit	(259,130)	(210,250)
Accumulated other comprehensive loss	(10,100)	(9,710)
Total Horizon Global shareholders' deficit	(78,500)	(33,690)
Noncontrolling interest	(7,060)	(6,560)
Total shareholders' deficit	(85,560)	(40,250)
Total liabilities and shareholders' deficit	$554,810	$438,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited—dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(49,380)	$(14,190)

Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	6,760	7,750
Amortization of intangible assets	2,180	2,970
Amortization of original issuance discount and debt issuance costs	5,860	5,400
Deferred income taxes	(40)	1,120
Non-cash compensation expense	2,050	1,710
Paid-in-kind interest	—	650
Loss on debt extinguishment of Replacement Term Loan	—	11,650
Increase in receivables	(23,090)	(30,630)
Increase in inventories	(6,260)	(31,350)
Increase in prepaid expenses and other assets	(2,510)	(440)
Increase in accounts payable and accrued liabilities	34,560	15,960
Other, net	5,450	1,780
Net cash used for operating activities	(24,420)	(27,620)
Cash Flows from Investing Activities:
Capital expenditures	(8,930)	(9,940)
Other, net	—	10
Net cash used for investing activities	(8,930)	(9,930)
Cash Flows from Financing Activities:
Proceeds from borrowings on credit facilities	2,100	2,190
Repayments of borrowings on credit facilities	(2,650)	(1,300)
Proceeds from Senior Term Loan, net of issuance costs	118,200	75,300
Repayments of borrowings on Replacement Term Loan, including transaction fees	—	(94,940)
Proceeds from Revolving Credit Facility, net of issuance costs	15,800	20,000
Proceeds from issuance of common stock warrants	3,040	16,300
Proceeds from exercise of common stock warrants	—	420
Other, net	(810)	(640)
Net cash provided by financing activities	135,680	17,330
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,030)	(280)
Cash, Cash Equivalents and Restricted Cash:
Increase (decrease) for the period	101,300	(20,500)
At beginning of period	17,270	50,690
At end of period	$118,570	$30,190
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,590	$10,860
Cash paid for taxes, net of refunds	$860	$1,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited—dollars in thousands)

	Common Stock	Common Stock Warrants	Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Horizon Global Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Shareholders' Equity (Deficit)
Balances at January 1, 2022	$270	$25,010	$170,990	$(10,000)	$(210,250)	$(9,710)	$(33,690)	$(6,560)	$(40,250)
Net loss	—	—	—	—	(26,680)	—	(26,680)	(270)	(26,950)
Other comprehensive income, net of tax	—	—	—	—	—	4,990	4,990	—	4,990
Shares surrendered upon vesting of employee stock compensation awards to cover tax obligations	—	—	(640)	—	—	—	(640)	—	(640)
Non-cash compensation expense	10	—	1,250	—	—	—	1,260	—	1,260
Issuance of common stock warrants	—	3,040	—	—	—	—	3,040	—	3,040
Amounts reclassified from AOCI	—	—	—	—	—	(3,100)	(3,100)	—	(3,100)
Balances at March 31, 2022	280	28,050	171,600	(10,000)	(236,930)	(7,820)	(54,820)	(6,830)	(61,650)
Net loss	—	—	—	—	(22,200)	—	(22,200)	(230)	(22,430)
Other comprehensive loss, net of tax	—	—	—	—	—	(2,280)	(2,280)	—	(2,280)
Non-cash compensation expense	—	—	800	—	—	—	800	—	800
Balances at June 30, 2022	$280	$28,050	$172,400	$(10,000)	$(259,130)	$(10,100)	$(78,500)	$(7,060)	$(85,560)

	Common Stock	Common Stock Warrants	Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Horizon Global Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Shareholders' Equity (Deficit)
Balances at January 1, 2021	$260	$9,510	$166,610	$(10,000)	$(178,530)	$(6,540)	$(18,690)	$(5,160)	$(23,850)
Net loss	—	—	—	—	(14,810)	—	(14,810)	(340)	(15,150)
Other comprehensive loss, net of tax	—	—	—	—	—	(2,290)	(2,290)	—	(2,290)
Shares surrendered upon vesting of employee stock compensation awards to cover tax obligations	—	—	(650)	—	—	—	(650)	—	(650)
Non-cash compensation expense	—	—	960	—	—	—	960	—	960
Issuance of common stock warrants	—	16,300	—	—	—	—	16,300	—	16,300
Exercise of common stock warrants	10	(800)	1,210	—	—	—	420	—	420
Balances at March 31, 2021	270	25,010	168,130	(10,000)	(193,340)	(8,830)	(18,760)	(5,500)	(24,260)
Net income (loss)	—	—	—	—	1,290	—	1,290	(330)	960
Other comprehensive loss, net of tax	—	—	—	—	—	(130)	(130)	—	(130)
Shares surrendered upon vesting of employee stock compensation awards to cover tax obligations	—	—	10	—	—	—	10	—	10
Non-cash compensation expense	—	—	930	—	—	—	930	—	930
Balances at June 30, 2021	$270	$25,010	$169,070	$(10,000)	$(192,050)	$(8,960)	$(16,660)	$(5,830)	$(22,490)

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
Discussion of Going Concern
The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
The Company has a history of recurring net operating losses and cash outflows from operations. As of June 30, 2022, the Company was in compliance with all applicable covenants in agreements governing its debt. However, based on the Company’s projected financial performance for the twelve-month period subsequent to the date of the filing of this Quarterly Report on Form 10-Q, the Company projects that it will not be in compliance with a financial covenant under the Company’s Senior Term Loan Credit Agreement, as defined in Note 7, Long-term Debt, as of March 31, 2023, which would result in an event of default. Such a default would allow the lender under the Senior Term Loan Credit Agreement to accelerate the maturity of the debt, which carries a balance of $225.0 million as of June 30, 2022, making it due and payable at that time. This would, in turn, result in cross-default of the Company’s Revolving Credit Facility, as defined in Note 7, Long-term Debt, which carries a balance of $73.9 million as of June 30, 2022. The Company does not have sufficient cash on hand or available liquidity that can be utilized to repay these outstanding amounts in the event of default.
In response to the potential covenant breach, the Company is in discussions with its lender to amend the terms of its financial covenant under the Senior Term Loan Credit Agreement. The Company has a history of successfully amending and extending credit agreements with its current lenders and believes it is probable such amendment will be completed. We believe that these actions will allow the Company to continue as a going concern and remain in compliance with our financial covenants for the twelve months from the issuance of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. New Accounting Pronouncements
As of June 30, 2022, there have been no new accounting pronouncements recently issued or adopted that have had or are reasonably likely to have a material impact on the Company’s condensed consolidated financial statements.
3. Inventories
Inventories consist of the following components:

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Finished goods	$91,040	$85,770
Work in process	14,470	15,570
Raw materials	59,520	61,490
Total	$165,030	$162,830

4. Property and Equipment, Net
Property and equipment, net consists of the following components:

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Land and land improvements	$440	$480
Buildings and building improvements	20,880	22,210
Machinery and equipment	137,520	135,110
Gross property and equipment	158,840	157,800
Accumulated depreciation	(89,180)	(86,190)
Total	$69,660	$71,610

During the three months ended June 30, 2022 and 2021, depreciation expense was $3.4 million and $3.6 million, respectively. During the six months ended June 30, 2022 and 2021, depreciation expense was $6.8 million and $7.8 million, respectively.
5. Other Intangible Assets
Gross carrying amounts and accumulated amortization of other intangible assets are as follows:

	June 30, 2022
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships (2 – 20 years)	$159,700	$(137,990)	$21,710
Technology and other (3 – 15 years)	23,520	(21,080)	2,440
Sub-total	183,220	(159,070)	24,150
Trademark/Trade names, indefinite-lived	20,160	—	20,160
Total	$203,380	$(159,070)	$44,310

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2021
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships (2 – 20 years)	$162,390	$(137,420)	$24,970
Technology and other (3 – 15 years)	23,870	(20,830)	3,040
Sub-total	186,260	(158,250)	28,010
Trademark/Trade names, indefinite-lived	20,900	—	20,900
Total	$207,160	$(158,250)	$48,910

During the three months ended June 30, 2022 and 2021, amortization expense related to other intangible assets was $0.9 million and $1.7 million, respectively. During the six months ended June 30, 2022 and 2021, amortization expense related to other intangible assets was $2.2 million and $3.0 million, respectively.
6. Accrued and Other Long-term Liabilities
Accrued liabilities consist of the following components:

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Customer incentives	$14,050	$13,030
Accrued compensation	9,370	7,520
Accrued transportation costs	7,030	5,600
Short-term tax liabilities	3,320	3,530
Accrued interest	2,900	3,430
Customer claims	2,830	2,900
Litigation settlements	1,050	1,290
Accrued professional services	860	1,700
Other	5,970	5,870
Total	$47,380	$44,870
Other long-term liabilities consist of the following components:

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Litigation settlements	$1,260	$1,820
Long-term tax liabilities	130	130
Other	6,510	6,970
Total	$7,900	$8,920

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. Long-term Debt
Long-term debt consists of the following components:

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Revolving Credit Facility	$73,850	$58,050
Senior Term Loan	225,000	100,000
Convertible Notes	85,000	125,000
Bank facilities, finance leases and other long-term debt	15,860	17,800
Gross debt	399,710	300,850
Less:
Short-term borrowings and current maturities, long-term debt	4,440	3,780
Gross long-term debt	395,270	297,070
Unamortized debt issuance costs and discount:
Unamortized debt issuance costs and original issuance discount on Senior Term Loan	(27,130)	(22,170)
Unamortized debt issuance costs and discount on Convertible Notes	(500)	(4,350)
Total	(27,630)	(26,520)
Long-term debt	$367,640	$270,550
Revolving Credit Facility
In March 2020, the Company, as guarantor, entered into a Loan and Security Agreement (the “Loan Agreement”) with Eclipse Business Capital LLC, formerly known as Encina Business Credit, LLC, as agent for the lenders party thereto, and Horizon Global Americas Inc. and Cequent Towing Products of Canada Ltd., as borrowers (the “ABL Borrowers”). The Loan Agreement provides for an asset-based revolving credit facility (the “Revolving Credit Facility”) in the maximum aggregate principal amount of $75.0 million subject to customary borrowing base limitations contained therein, and may be increased at the ABL Borrowers’ request in increments of $5.0 million, up to a maximum of five times over the life of the Revolving Credit Facility, for a total increase of up to $25.0 million. The Loan Agreement has been amended on several occasions that, among other things, increased the maximum credit available under the Revolving Credit Facility to $95.0 million. All outstanding borrowings on the Loan Agreement mature on March 13, 2024.
Effective March 31, 2022, the Company entered into an amendment to the Loan Agreement that temporarily increased the Company’s ability to borrow against receivables and in-transit inventory as well as inventory located in the Company’s Mexico facilities, which was initially effective through June 30, 2022. On June 30, 2022, the Loan Agreement was amended to extend the effective date of the temporary borrowing capacity through September 30, 2022. The March 31, 2022 amendment also replaced the London Interbank Offered Rate (“LIBOR”) based interest rate with the Adjusted Term Secured Overnight Financing Rate (“SOFR”). As a result of the amendment, interest on loans under the Loan Agreement is payable in cash at the interest rate of SOFR plus 4.00% per annum, subject to a 1.00% SOFR floor. Beginning September 30, 2022, the interest rate on all loans under the Loan Agreement will be SOFR plus 3.50% to 4.00% per annum, subject to a 1.00% SOFR floor and certain conditions defined in the Loan Agreement.
During the three and six months ended June 30, 2022, the Company recognized $0.1 million and $0.2 million of amortization of debt issuance costs, respectively, and during the three and six months ended June 30, 2021, the Company recognized $0.1 million and $0.3 million of amortization of debt issuance costs, respectively, in interest expense in the accompanying condensed consolidated statements of operations.
As of June 30, 2022 and December 31, 2021, there was $0.6 million and $0.8 million, of unamortized debt issuance costs, respectively, included in other assets in the accompanying condensed consolidated balance sheets.
As of June 30, 2022 and December 31, 2021, the Company had $20.1 million and $27.4 million of availability, respectively, under the Revolving Credit Facility.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of June 30, 2022 and December 31, 2021, the Company had $0.8 million and $2.1 million of letters of credit issued and outstanding, respectively, under the Revolving Credit Facility with no cash collateral requirement. As of June 30, 2022 and December 31, 2021, the Company also had $4.1 million and $4.2 million of other letters of credit issued and outstanding, respectively, under the Revolving Credit Facility with a cash collateral requirement. The cash collateral requirement is 105% of the outstanding letters of credit. As of June 30, 2022 and December 31, 2021, the Company had cash collateral of $4.9 million. Cash collateral is included in restricted cash in the accompanying condensed consolidated balance sheets.
Senior Term Loan Credit Agreement
In February 2021, the Company entered into a credit agreement (the “Senior Term Loan Credit Agreement”) with Atlantic Park Strategic Capital Fund, L.P. (“Atlantic Park”), as administrative agent and collateral agent, and the lenders party thereto. The Senior Term Loan Credit Agreement provided for an initial term loan facility (the “2021 Senior Term Loan”) in the aggregate principal amount of $100.0 million, all of which was borrowed by the Company and was used to repay the Company’s former term loan. The Senior Term Loan Credit Agreement also provided for a delayed draw term loan facility in the aggregate principal amount of up to $125.0 million, which may be drawn by the Company in up to three separate borrowings through June 30, 2022.
In February 2022, the Company entered into an amendment to its Senior Term Loan Credit Agreement with Atlantic Park. The amendment provided for a $35.0 million delayed draw facility, which the Company borrowed in full (the “February 2022 Delayed Draw Term Loan”) under the Company’s existing delayed draw term loan facility and allowed the net proceeds to be used for working capital purposes and to fund low-cost country expansion in the Company’s Horizon Europe-Africa operating segment.
The Company accounted for the February 2022 Delayed Draw Term Loan as a debt modification in accordance with guidance in Accounting Standards Codification (“ASC”) 470-50, “Modifications and Extinguishments”.
In connection with the February 2022 Delayed Draw Term Loan, the Company issued warrants (“Senior Term Loan Amendment Warrants”) to Atlantic Park to purchase up to 975,000 shares of the Company’s common stock, with an exercise price of $9.00 per share. On May 24, 2022, shareholders approved the proposal to issue common shares upon the exercise of the warrants, making the Senior Term Loan Amendment Warrants exercisable at any time prior to February 10, 2027.
In accordance with guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging”, the February 2022 Delayed Draw Term Loan and Senior Term Loan Amendment Warrants issued are each freestanding instruments and proceeds were allocated to each instrument on a relative fair value basis of $31.9 million and $3.1 million, respectively.
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
Debt issuance costs of $0.5 million and original issuance discount of $1.1 million were incurred in connection with the February 2022 Delayed Draw Term Loan. During the six months ended June 30, 2022, the $0.5 million of debt issuance costs were included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The $1.1 million original issuance discount was allocated to each instrument on a relative fair value basis. The $1.0 million allocated to the February 2022 Delayed Draw Term Loan will be amortized into interest expense over the contractual term of the loan using the effective interest method and the $0.1 million allocated to the Senior Term Loan Amendment Warrants was recorded as a reduction of equity.
The Company determined the fair value of the February 2022 Delayed Draw Term Loan using a discount rate build up approach. The debt discount of $3.1 million created by the relative fair value allocation of the equity component is being amortized as additional non-cash interest expense using the effective interest method over the contractual term of the loan. The debt discount is recorded as a reduction of long-term debt in the accompanying condensed consolidated balance sheets.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On June 27, 2022, the Company borrowed the remaining $90.0 million under the Company’s existing delayed draw term loan facility (the “June 2022 Delayed Draw Term Loan”). The proceeds of the June 2022 Delayed Draw Term Loan were used by the Company to repay $85.0 million of principal and $1.7 million of accrued interest on the Company’s Convertible Notes, as defined below, which matured on July 1, 2022. Original issuance discount of $2.7 million was incurred in connection with the June 2022 Delayed Draw Term Loan and will be amortized into interest expense over the contractual term of the loan using the effective interest method.
Following the full draw on the delayed draw term loans as of June 30, 2022, the February 2022 Delayed Draw Term Loan, the June 2022 Delayed Draw Term Loan and the 2021 Senior Term Loan are collectively referred to as the Senior Term Loan. Interest on the Senior Term Loan is payable in cash on a monthly or quarterly basis, at the election of the Company, at the interest rate of LIBOR plus 7.50% per annum, subject to a 1.00% LIBOR floor. All outstanding borrowings under the Senior Term Loan Credit Agreement mature on February 2, 2027.
During the three and six months ended June 30, 2022, the Company recognized $1.0 million and $1.8 million of amortization of debt issuance and discount costs, respectively. During the three and six months ended June 30, 2021 the Company recognized $0.7 million and $1.1 million of amortization of debt issuance and discount costs, respectively. Amortization of debt issuance and discount costs is included in interest expense in the accompanying condensed consolidated statements of operations.
Convertible Notes
In February 2017, the Company completed a public offering of 2.75% Convertible Senior Notes (the “Convertible Notes”) in an aggregate principal amount of $125.0 million. During the second quarter of 2022, the Company issued Series B Preferred Stock, as defined below, in exchange for $40.0 million of the outstanding principal balance of the Convertible Notes. On July 1, 2022, the proceeds of the June 2022 Delayed Draw Term Loan were used to repay $85.0 million of principal and $1.7 million of accrued interest. As of June 30, 2022, the combined $86.7 million was held in restricted cash in the accompanying condensed consolidated balance sheets.
During the three and six months ended June 30, 2022, the Company recognized interest expense of $2.8 million and $5.6 million, respectively, and during the three and six months ended June 30, 2021, the Company recognized interest expense of $2.7 million and $5.3 million, respectively, in the accompanying condensed consolidated statements of operations. The interest expense recognized consists of contractual interest coupon, amortization of debt discount and amortization of debt issuance costs.
Replacement Term Loan
As a result of the Company’s entering into the Senior Term Loan Credit Agreement in the first quarter of 2021, the Company’s former term loan (the “Replacement Term Loan”) was terminated and is no longer in effect. As of June 30, 2022 and December 31, 2021, the Company had no aggregate principal outstanding and no unamortized debt issuance and discount costs.
During the three and six months ended June 30, 2022, the Company recognized no amortization of debt issuance costs and no paid-in-kind (“PIK”) interest. During the three and six months ended June 30, 2021, the Company recognized no amortization of debt issuance costs and $0.4 million amortization of debt issuance costs, respectively, in interest expense in the accompanying condensed consolidated statements of operations. During the three and six months ended June 30, 2021, the Company recognized no PIK interest and $0.7 million of PIK interest, respectively, in interest expense in the accompanying condensed consolidated statements of operations.
8. Redeemable Preferred Stock
In February 2022, the Company executed a commitment letter with Corre Partners Management, LLC, acting on behalf of certain investment funds for which it acts as investment manager (collectively, the “Corre Funds”), to issue, solely at the Company’s option, up to $40.0 million of a new series of the Company’s preferred stock, the proceeds of which would be used by the Company to repay a portion of the Company’s Convertible Notes and for working capital and general corporate purposes.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On June 27, 2022, the Company entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with the Corre Funds pursuant to which the Corre Funds purchased 40,000 shares of the Company’s Series B Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), in exchange for $40.0 million aggregate principal amount of the Company’s Convertible Notes, which were cancelled by the Company. Pursuant to the terms of the Purchase Agreement, the Company also issued the Corre Funds an additional 1,000 shares of Series B Preferred Stock in satisfaction of its obligation to pay Corre Funds a commitment fee pursuant to the terms of the commitment letter. During the six months ended June 30, 2022, the Company recognized the $1.0 million commitment fee in other expense, net in the accompanying condensed consolidated statements of operations.
The Series B Preferred Stock accrue dividends in kind at a rate of 11.0% per annum, subject to increase to a maximum of 16.0% per annum upon the occurrence of certain events, including if the Series B Preferred Stock is not redeemed on or prior to the first anniversary of a repayment of the Senior Term Loan or refinancing of borrowings outstanding under the Senior Term Loan Credit Agreement. Dividends on each share of Series B Preferred Stock accrue based on the liquidation value of the Series B Preferred Stock, which is the stated value of $1,000 per share plus accrued and unpaid dividends (the “Liquidation Value”).
The Series B Preferred Stock is subject to voluntary redemption by the Company at its option and subject to mandatory redemption upon the first to occur of a change in control and the one-year anniversary of the maturity of the Senior Term Loan, which is February 2, 2028. The redemption price with respect to each share of Series B Preferred Stock is payable in cash and is equal to (i) 102.0% of the Liquidation Value if the redemption occurs on or before December 31, 2022, (ii) 105.0% of the Liquidation Value if the redemption occurs after December 31, 2022 but on or before December 31, 2023 and (iii) 106.0% of the Liquidation Value if the redemption occurs after December 31, 2023; provided that, in any event, the cash consideration a holder of Series B Preferred Stock will be entitled to receive from the Company (including the redemption price commitment fees, dividends and other distributions) will be no less than 110.0% of the consideration paid to the Company in connection with the purchase of such Series B Preferred Stock.
The Series B Preferred Stock will be convertible into shares of the Company’s common stock, par value, at the option of the Corre Funds and subject to shareholder approval, if the Company’s total net leverage ratio (as defined in the Senior Term Loan Credit Agreement), commencing with the fiscal quarter ending March 31, 2023, exceeds 6.50 to 1.00 or all of the outstanding Series B Preferred Stock is not redeemed on or before the earlier of the 91st day after a repayment of the Senior Term Loan and February 10, 2025. If the Series B Preferred Stock becomes convertible, each share of Series B Preferred Stock would be convertible into a number of shares of the Company’s common stock equal to the conversion value divided by 90% of the volume-weighted average price of the common stock over a period of 30 trading days prior to such conversion, with the conversion value being equal to (i) 102.0% of the Liquidation Value if the conversion occurs on or before December 31, 2022, (ii) 105.0% of the Liquidation Value if the conversion occurs after December 31, 2022 but on or before December 31, 2023 and (iii) 106.0% of the Liquidation Value if the conversion occurs after December 31, 2023.
In accordance with guidance in ASC 480, the Series B Preferred Stock met the definition of a mandatorily redeemable financial instrument and criteria for liability classification and is recorded in long-term debt in the accompanying condensed consolidated balance sheets. The Company determined the fair value of the Series B Preferred Stock to be $41.0 million. The Series B Preferred Stock will be accreted up to its mandatory redemption value and into interest expense using the effective interest method.
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Supplemental information for the Company’s leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Operating lease cost	$3,570	$3,760	$7,240	$7,630

	Six Months Ended June 30,
	2022	2021
Operating cash flows from operating leases	$7,170	$6,120
ROU assets obtained in exchange for operating lease obligations	$2,930	$540

	June 30, 2022	December 31, 2021
Weighted average remaining lease term (years)	4.8	5.1
Weighted average discount rate	8.3%	8.4%
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
A reconciliation of the numerator and the denominator of basic income (loss) per share attributable to Horizon Global and diluted income (loss) per share attributable to Horizon Global is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands, except for per share amounts)
Numerator:
Net (loss) income	$(22,430)	$960	$(49,380)	$(14,190)
Less: Net loss attributable to noncontrolling interest	(230)	(330)	(500)	(670)
Net (loss) income attributable to Horizon Global	$(22,200)	$1,290	$(48,880)	$(13,520)
Denominator:
Weighted average shares outstanding, basic	27,633,375	27,022,652	27,488,062	26,883,818
Dilutive effect of common stock equivalents	—	5,724,551	—	—
Weighted average shares outstanding, diluted	27,633,375	32,747,203	27,488,062	26,883,818

Basic (loss) income per share attributable to Horizon Global	$(0.80)	$0.05	$(1.78)	$(0.50)
Diluted (loss) income per share attributable to Horizon Global	$(0.80)	$0.04	$(1.78)	$(0.50)

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As a result of the net loss for the three months ended June 30, 2022 and six months ended June 30, 2022 and 2021, the effect of certain dilutive securities was excluded from the computation of weighted average diluted shares outstanding, as inclusion would have resulted in anti-dilution. A summary of these anti-dilutive common stock equivalents are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Number of options	18,961	18,961	18,961	18,961
Exercise price of options	$9.20 - $11.02	$9.20 - $11.02	$9.20 - $11.02	$9.20 - $11.02
Restricted stock units	2,228,826	—	2,124,218	1,915,451
Convertible Notes (a)	5,005,000	5,005,000	5,005,000	5,005,000
Convertible Notes warrants	5,005,000	5,005,000	5,005,000	5,005,000
Common stock warrants	10,206,146	3,905,486	9,985,290	8,596,184
(a) Represents the dilutive impact of 125.0 million of Convertible Notes outstanding. See Note 7, Long-term Debt, for additional information on the retirement of the Company’s Convertible Notes.
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
During the three and six months ended June 30, 2022, the Company recognized $0.8 million and $2.1 million of stock compensation expense, respectively, related to RSUs and PSUs and for the three and six months ended June 30, 2021, the Company recognized $0.9 million and $1.7 million of stock compensation expense, respectively, related to RSUs and PSU. Stock compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.
12. Shareholders’ Equity
Common Stock Warrants
In February 2022, in connection with the February 2022 Delayed Draw Term Loan, the Company issued the Senior Term Loan Amendment Warrants to purchase up to 975,000 shares of the Company’s common stock, with an exercise price of $9.00 per share. See Note 7, Long-term Debt, for additional information.
During the six months ended June 30, 2022, no warrants were exercised. During the six months ended June 30, 2021, a related-party entity, JKI Holdings, LLC, an entity owned by the chair of our board of directors, exercised in full the warrants that it originally received in connection with warrants issued in March 2019, and paid the exercise price in cash and received 278,283 shares of common stock.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company’s operating segment activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Net Sales
Horizon Americas	$110,920	$128,380	$212,860	$238,210
Horizon Europe-Africa	70,300	93,740	149,220	183,100
Total	$181,220	$222,120	$362,080	$421,310
Operating Profit (Loss)
Horizon Americas	$1,390	$16,760	$(2,910)	$28,600
Horizon Europe-Africa	(4,250)	1,240	(5,790)	2,700
Corporate	(7,450)	(6,670)	(15,170)	(13,190)
Total	$(10,310)	$11,330	$(23,870)	$18,110

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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s net sales by segment and disaggregated by major sales channel are as follows:

	Three Months Ended June 30, 2022
	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Net Sales
Aftermarket	$23,680	$17,190	$40,870
Automotive OEM	27,040	36,280	63,320
Automotive OES	4,420	13,430	17,850
Retail	27,710	—	27,710
E-commerce	17,980	2,930	20,910
Industrial	10,090	240	10,330
Other	—	230	230
Total	$110,920	$70,300	$181,220

	Three Months Ended June 30, 2021
	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Net Sales
Aftermarket	$40,560	$26,130	$66,690
Automotive OEM	22,650	44,190	66,840
Automotive OES	4,240	19,970	24,210
Retail	32,610	—	32,610
E-commerce	19,730	1,960	21,690
Industrial	8,590	630	9,220
Other	—	860	860
Total	$128,380	$93,740	$222,120

	Six Months Ended June 30, 2022
	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Net Sales
Aftermarket	$52,120	$36,360	$88,480
Automotive OEM	49,590	76,200	125,790
Automotive OES	8,150	30,210	38,360
Retail	47,530	—	47,530
E-commerce	34,050	4,610	38,660
Industrial	21,420	650	22,070
Other	—	1,190	1,190
Total	$212,860	$149,220	$362,080

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2021
	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Net Sales
Aftermarket	$72,250	$48,550	$120,800
Automotive OEM	50,170	92,750	142,920
Automotive OES	8,100	36,030	44,130
Retail	55,190	—	55,190
E-commerce	34,250	3,390	37,640
Industrial	18,250	1,180	19,430
Other	—	1,200	1,200
Total	$238,210	$183,100	$421,310
14. Income Taxes
At the end of each interim reporting period, the Company makes an estimate of the annual effective income tax rate. Tax items included in the annual effective income tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective income tax rate for that quarter. Effective tax rates vary from period to period as separate calculations are performed for those countries where the Company's operations are profitable and whose results continue to be tax-effected and for those countries where full deferred tax valuation allowances exist and are maintained. In determining the estimated annual effective tax rate, the Company analyzes various factors, including but not limited to, forecasts of projected annual earnings, taxing jurisdictions in which the pretax income and/or pretax losses will be generated, and available tax planning strategies.
During the three and six months ended June 30, 2022, the effective income tax rate was (2.0)% and (1.4)%, respectively. During the three and six months ended June 30, 2021, the effective income tax rate was 59.3% and (20.4)%, respectively. The differences in the effective tax rate compared to the statutory tax rate are attributable to the valuation allowance recorded in the U.S. and several foreign jurisdictions, which resulted in no income tax benefit recognized for jurisdictional pretax losses, and therefore, are excluded from the estimated effective tax rate.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis. In completing this evaluation, the Company considers all available evidence in order to determine whether, based on the weight of the evidence, a valuation allowance is necessary. Full valuation allowances that are recorded for deferred tax assets in the U.S. and certain foreign jurisdictions will be maintained until sufficient positive evidence exists to reduce or eliminate them. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include, but are not limited to, recent historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences, and tax planning strategies. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. The Company has recently experienced pre-tax losses. As of June 30, 2022, the Company believes that it is more likely than not that the recorded deferred tax assets will be realized.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. Other Expense, Net
Other expense, net consists of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Foreign currency (loss) gain	$(2,810)	$460	$(4,160)	$(1,650)
Customer early pay discounts	(410)	(260)	(660)	(500)
Net loss on disposition of business	—	(2,230)	(3,090)	(2,230)
Series B commitment fee	—	—	(1,000)	—
Other, net	(140)	40	60	160
Total	$(3,360)	$(1,990)	$(8,850)	$(4,220)

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
•Our ability to continue to manage our liquidity, including continuing to service our debt obligations and comply with the applicable financial covenants thereto, especially given our recent debt refinancing activities and capital structure alignment to support business growth and our long-term strategic plan;
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
•Our ability to efficiently manage our cost structure via global supply base management, internal sourcing and/or purchasing of materials, freight and logistics management, selective outsourcing of support functions, working capital management and a global approach to leverage our administrative functions; and
•Our ability to manage liquidity and other economic and business uncertainties that may result in future business disruption, including inflation and deflation rates, interest rate volatility, the ongoing global semiconductor shortage, transportation and other logistic constraints and the COVID-19 pandemic.
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
Adjusted EBITDA for our operating segments for the three months ended June 30, 2022 is as follows:

	Three Months Ended June 30, 2022
	Horizon Americas	Horizon Europe-Africa	Corporate	Consolidated
	(dollars in thousands)
Net loss attributable to Horizon Global				$(22,200)
Net loss attributable to noncontrolling interest				(230)
Net loss				$(22,430)
Interest expense				8,310
Income tax expense				450
Depreciation and amortization				4,320
EBITDA	$3,190	$(4,340)	$(8,200)	$(9,350)
Net loss attributable to noncontrolling interest	—	230	—	230
Severance	—	50	480	530
Restructuring, relocation and related business disruption costs	320	20	40	380
Non-cash stock compensation	—	—	800	800
Loss (gain) on business divestitures and other assets	440	(20)	—	420
Debt issuance costs	—	—	290	290
Unrealized foreign currency remeasurement costs	(550)	2,550	850	2,850
Adjusted EBITDA	$3,400	$(1,510)	$(5,740)	$(3,850)

Adjusted EBITDA for our operating segments for the three months ended June 30, 2021 is as follows:

	Three Months Ended June 30, 2021
	Horizon Americas	Horizon Europe-Africa	Corporate	Consolidated
	(dollars in thousands)
Net income attributable to Horizon Global				$1,290
Net loss attributable to noncontrolling interest				(330)
Net income				$960
Interest expense				6,980
Income tax expense				1,400
Depreciation and amortization				5,220
EBITDA	$15,980	$5,040	$(6,460)	$14,560
Net loss attributable to noncontrolling interest	—	330	—	330
Restructuring, relocation and related business disruption costs	20	90	(40)	70
Non-cash stock compensation	—	—	850	850
Loss (income) on business divestitures and other assets	2,480	(10)	—	2,470
Debt issuance costs	—	—	190	190
Unrealized foreign currency remeasurement costs	—	(340)	(110)	(450)
Adjusted EBITDA	$18,480	$5,110	$(5,570)	$18,020

Segment and Other Supplemental Information
A summary of operating segment and other supplemental financial information for the three months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,				Change		Constant Currency Change
	2022	As a Percentage of Net Sales	2021	As a Percentage of Net Sales	$	%	$	%
	(dollars in thousands)
Net Sales
Horizon Americas	$110,920	61.2%	$128,380	57.8%	$(17,460)	(13.6%)	$(17,470)	(13.6%)
Horizon Europe-Africa	70,300	38.8%	93,740	42.2%	(23,440)	(25.0%)	(14,770)	(15.8%)
Total	$181,220	100.0%	$222,120	100.0%	$(40,900)	(18.4%)	$(32,240)	(14.5%)
Gross Profit
Horizon Americas	$17,220	15.5%	$35,080	27.3%	$(17,860)	(50.9%)	$(17,880)	(51.0%)
Horizon Europe-Africa	3,500	5.0%	12,210	13.0%	(8,710)	(71.3%)	(8,240)	(67.5%)
Total	$20,720	11.4%	$47,290	21.3%	$(26,570)	(56.2%)	$(26,120)	(55.2%)
Selling, General and Administrative Expenses
Horizon Americas	$15,830	14.3%	$18,320	14.3%	$(2,490)	(13.6%)	$(2,510)	(13.7%)
Horizon Europe-Africa	7,750	11.0%	10,970	11.7%	(3,220)	(29.4%)	(2,270)	(20.7%)
Corporate	7,450	N/A	6,670	N/A	780	11.7%	780	11.7%
Total	$31,030	17.1%	$35,960	16.2%	$(4,930)	(13.7%)	$(4,000)	(11.1%)
Operating Profit (Loss)
Horizon Americas	$1,390	1.3%	$16,760	13.1%	$(15,370)	(91.7%)	$(15,370)	(91.7%)
Horizon Europe-Africa	(4,250)	(6.0)%	1,240	1.3%	(5,490)	(442.7%)	(5,970)	(481.5%)
Corporate	(7,450)	N/A	(6,670)	N/A	(780)	(11.7%)	(780)	(11.7%)
Total	$(10,310)	(5.7)%	$11,330	5.1%	$(21,640)	(191.0%)	$(22,120)	(195.2%)
Capital Expenditures
Horizon Americas	$510	0.5%	$2,880	2.2%	$(2,370)	(82.3%)	$(2,370)	(82.3%)
Horizon Europe-Africa	3,420	4.9%	3,700	3.9%	(280)	(7.6%)	540	14.6%
Corporate	—	N/A	—	N/A	—	—%	—	—%
Total	$3,930	2.2%	$6,580	3.0%	$(2,650)	(40.3%)	$(1,830)	(27.8%)
Depreciation of Property and Equipment and Amortization of Intangibles
Horizon Americas	$1,950	1.8%	$1,780	1.4%	$170	9.6%	$170	9.6%
Horizon Europe-Africa	2,350	3.3%	3,390	3.6%	(1,040)	(30.7%)	(770)	(22.7%)
Corporate	20	N/A	50	N/A	(30)	(60.0%)	(30)	(60.0%)
Total	$4,320	2.4%	$5,220	2.4%	$(900)	(17.2%)	$(630)	(12.1%)
Adjusted EBITDA
Horizon Americas	$3,400	3.1%	$18,480	14.4%	$(15,080)	(81.6%)	N/A	N/A
Horizon Europe-Africa	(1,510)	(2.1)%	5,110	5.5%	(6,620)	(129.5%)	N/A	N/A
Corporate	(5,740)	N/A	(5,570)	N/A	(170)	(3.1%)	N/A	N/A
Total	$(3,850)	(2.1)%	$18,020	8.1%	$(21,870)	(121.4%)	N/A	N/A

Results of Operations
Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021
Consolidated net sales decreased $40.9 million, or 18.4%, to $181.2 million during the three months ended June 30, 2022, as compared to $222.1 million during the three months ended June 30, 2021. Net sales for Horizon Americas decreased $17.5 million, driven primarily by lower sales volumes in the aftermarket sales channel, partially offset by customer pricing recovery initiatives put in place in response to commodity and input cost increases. Net sales for Horizon Europe-Africa decreased $23.4 million, driven primarily by lower sales volumes in the aftermarket and OE sales channels and unfavorable currency translation, partially offset by customer pricing recovery initiatives put in place in response to commodity and input cost increases.
Gross profit margin (gross profit as a percentage of net sales) was 11.4% and 21.3% during the three months ended June 30, 2022 and 2021, respectively. The decline in gross profit margin is primarily due to lower net sales in Horizon Americas and Horizon Europe-Africa as detailed above, coupled with unfavorable cost performance, primarily attributable to unfavorable material, supply chain and other manufacturing input costs associated with global macroeconomic factors experienced during the second quarter of 2022.
Selling, general and administrative (“SG&A”) expenses decreased $4.9 million, primarily attributable to $2.0 million lower personnel and other variable compensation costs across the Company and favorable currency translation in Horizon Europe-Africa.
Operating margin (operating (loss) profit as a percentage of net sales) was (5.7)% and 5.1% during the three months ended June 30, 2022 and 2021, respectively. Operating profit declined $21.6 million to an operating loss of $10.3 million during the three months ended June 30, 2022, as compared to an operating profit of $11.3 million during the three months ended June 30, 2021. The changes in operating profit and operating margin were primarily due to the gross profit performance decline detailed above.
Other expense, net increased $1.4 million to $3.4 million during the three months ended June 30, 2022, as compared to $2.0 million during the three months ended June 30, 2021, primarily attributable to $3.3 million of higher foreign currency loss during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The loss during the three months ended June 30, 2021, was primarily attributable to the $2.2 million loss on the sale of the Company’s Brazil business, which did not recur in 2022.
Interest expense increased $1.3 million to $8.3 million during the three months ended June 30, 2022, as compared to $7.0 million during the three months ended June 30, 2021, primarily as a result of the Company’s amendment to its Senior Term Loan Credit Agreement, as defined below, in February 2022, which resulted in additional borrowings and increased interest expense for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. Interest expense also increased as a result of additional borrowings on the Company’s Revolving Credit Facility, as defined below. Refer to Note 7, Long-term Debt, in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this Quarterly Report on Form 10-Q for additional information of the Company’s long-term debt.
The effective income tax rate for the three months ended June 30, 2022 and 2021 was (2.0)% and 59.3%, respectively. The effective income tax rate for both periods is attributable to the Company’s valuation allowance recorded in the U.S. and certain foreign jurisdictions, which resulted in no income tax benefit recognized for jurisdictional pretax losses, and therefore, are excluded from the estimated effective tax rate.
Net loss increased $23.4 million to $22.4 million during the three months ended June 30, 2022, compared to net income of $1.0 million during the three months ended June 30, 2021. The change in net loss was attributable to the operational results detailed above.
See below for a discussion of operating results by segment.

Horizon Americas
Net sales by sales channel, in thousands, for Horizon Americas are as follows:

	Three Months Ended June 30,		Change
	2022	2021	$	%
Net Sales
Aftermarket	$23,680	$40,560	$(16,880)	(41.6)%
Automotive OEM	27,040	22,650	4,390	19.4%
Automotive OES	4,420	4,240	180	4.2%
Retail	27,710	32,610	(4,900)	(15.0)%
E-commerce	17,980	19,730	(1,750)	(8.9)%
Industrial	10,090	8,590	1,500	17.5%
Total	$110,920	$128,380	$(17,460)	(13.6)%
Net sales decreased $17.5 million, or 13.6%, to $110.9 million during the three months ended June 30, 2022, as compared to $128.4 million during the three months ended June 30, 2021, primarily attributable to lower sales volumes in the aftermarket and retail sales channels. The decrease in net sales was partially offset by $16.9 million of customer pricing recoveries, primarily in the aftermarket, OE, retail and e-commerce sales channels, to recover increased material and input costs. The decrease was also partially offset by a $1.9 million reduction in sales returns and allowances.
Horizon Americas’ gross profit decreased $17.9 million, or 50.9%, to $17.2 million, or 15.5% of net sales, during the three months ended June 30, 2022, as compared to $35.1 million, or 27.3% of net sales, during the three months ended June 30, 2021. The decrease in gross profit and gross profit margin reflects the changes in net sales detailed above, inclusive of a significant mix shift from higher margin sales channels to lower margin sales channels, and is net of customer pricing recoveries discussed above. Gross profit and gross profit margin were also negatively impacted in the second quarter of 2022 by increased material, supply chain and other manufacturing input costs attributable to significant commodity and logistics cost increases in the Company’s supply chain due to global macroeconomic factors. These global macroeconomic factors impacted business performance and were not able to be fully passed through to our customers during the second quarter of 2022, given there is generally a delay in such recoveries due to market pressures and restrictions within certain customer contracts.
SG&A expenses decreased $2.5 million to $15.8 million, or 14.3% of net sales, during the three months ended June 30, 2022, as compared to $18.3 million, or 14.3% of net sales, during the three months ended June 30, 2021. The decrease in SG&A expenses is primarily attributable to the following:
–$1.2 million lower personnel and other variable compensation costs; and
–$0.4 million lower outside professional fees and other administrative costs.
Horizon Americas’ operating profit decreased $15.4 million to $1.4 million, or 1.3% of net sales, during the three months ended June 30, 2022, as compared to $16.8 million, or 13.1% of net sales, during the three months ended June 30, 2021. The decline in operating profit and operating margin were primarily due to the operational results detailed above.
Horizon Americas’ Adjusted EBITDA was $3.4 million during the three months ended June 30, 2022, as compared to Adjusted EBITDA of $18.5 million during the three months ended June 30, 2021. Adjusted EBITDA declined due to the operational results detailed above.

Horizon Europe-Africa
Net sales by sales channel, in thousands, for Horizon Europe-Africa are as follows:

	Three Months Ended June 30,		Change
	2022	2021	$	%
Net Sales
Aftermarket	$17,190	$26,130	$(8,940)	(34.2)%
Automotive OEM	36,280	44,190	(7,910)	(17.9)%
Automotive OES	13,430	19,970	(6,540)	(32.7)%
E-commerce	2,930	1,960	970	49.5%
Industrial	240	630	(390)	(61.9)%
Other	230	860	(630)	(73.3)%
Total	$70,300	$93,740	$(23,440)	(25.0)%
Net sales decreased $23.4 million, or 25.0%, to $70.3 million during the three months ended June 30, 2022, as compared to $93.7 million, during the three months ended June 30, 2021, primarily attributable to lower sales volumes in the aftermarket and OE sales channels. The decrease includes $8.7 million of unfavorable currency translation. The decrease was partially offset by $8.1 million of customer pricing recoveries, primarily in the aftermarket and OE sales channels, to recover increased material and input costs.
Horizon Europe-Africa’s gross profit decreased $8.7 million, or 71.3%, to $3.5 million, or 5.0% of net sales, during the three months ended June 30, 2022, as compared to $12.2 million, or 13.0% of net sales, during the three months ended June 30, 2021. The decrease in gross profit and gross profit margin reflects the changes in net sales detailed above, coupled with the unfavorable impact of increased material, supply chain and other manufacturing input costs, net of customer pricing recoveries. Gross profit and gross profit margin were also negatively impacted in the second quarter of 2022 by the inability to flex costs efficiently resulting from OEM customer production schedule changes. The input cost increases were not able to be fully passed through to our customers during the second quarter of 2022, given there is generally a delay in such recoveries due to market pressures and restrictions within certain customer contracts.
SG&A expenses decreased $3.2 million to $7.8 million, or 11.0% of net sales, during the three months ended June 30, 2022, as compared to $11.0 million, or 11.7% of net sales, during the three months ended June 30, 2021. The decrease in SG&A expenses is primarily attributable to the following:
–$1.0 million of favorable currency translation; and
–$0.8 million of lower outside professional fees and other administrative costs.
Horizon Europe-Africa’s operating profit decreased $5.5 million to an operating loss of $4.3 million, or (6.0)% of net sales, during the three months ended June 30, 2022, as compared to an operating profit of $1.2 million, or 1.3% of net sales, during the three months ended June 30, 2021. The decline in operating profit and operating margin were primarily due to the operational results detailed above.
Horizon Europe-Africa’s Adjusted EBITDA was $(1.5) million during the three months ended June 30, 2022, as compared to Adjusted EBITDA of $5.1 million during the three months ended June 30, 2021. Adjusted EBITDA declined due to the operational results detailed above.
Corporate Expenses
Corporate expenses included in operating loss increased $0.8 million to $7.5 million during the three months ended June 30, 2022, as compared to $6.7 million during the three months ended June 30, 2021. The increase was primarily attributable to $0.5 million of additional severance costs in the three months ended June 30, 2022.
Corporate Adjusted EBITDA was $(5.7) million during the three months ended June 30, 2022, as compared to Adjusted EBITDA of $(5.6) million during the three months ended June 30, 2021. The change in Adjusted EBITDA was driven by insignificant changes to Corporate expenses.

The following table summarizes Adjusted EBITDA for our operating segments for the six months ended June 30, 2022:

	Six Months Ended June 30, 2022
	Horizon Americas	Horizon Europe-Africa	Corporate	Consolidated
	(dollars in thousands)
Net loss attributable to Horizon Global				$(48,880)
Net loss attributable to noncontrolling interest				(500)
Net loss				$(49,380)
Interest expense				15,980
Income tax expense				680
Depreciation and amortization				8,940
EBITDA	$360	$(3,730)	$(20,410)	$(23,780)
Net loss attributable to noncontrolling interest	—	500	—	500
Severance	—	50	460	510
Restructuring, relocation and related business disruption costs	380	40	20	440
Non-cash stock compensation	—	—	2,050	2,050
Loss (gain) on business divestitures and other assets	690	(80)	3,160	3,770
Debt issuance costs	—	—	1,860	1,860
Unrealized foreign currency remeasurement costs	(280)	3,200	1,260	4,180
Adjusted EBITDA	$1,150	$(20)	$(11,600)	$(10,470)

The following table summarizes Adjusted EBITDA for our operating segments for the six months ended June 30, 2021:

	Six Months Ended June 30, 2021
	Horizon Americas	Horizon Europe-Africa	Corporate	Consolidated
	(dollars in thousands)
Net loss attributable to Horizon Global				$(13,520)
Net loss attributable to noncontrolling interest				(670)
Net loss				$(14,190)
Interest expense				14,030
Income tax expense				2,400
Depreciation and amortization				10,720
EBITDA	$29,180	$8,830	$(25,050)	$12,960
Net loss attributable to noncontrolling interest	—	670	—	670
Restructuring, relocation and related business disruption costs	(840)	20	(40)	(860)
Loss on debt extinguishment	—	—	11,650	11,650
Non-cash stock compensation	—	—	1,710	1,710
Loss (gain) on business divestitures and other assets	2,720	(10)	—	2,710
Debt issuance costs	—	—	190	190
Unrealized foreign currency remeasurement costs	270	950	420	1,640
Adjusted EBITDA	$31,330	$10,460	$(11,120)	$30,670

The following table summarizes financial information for our operating segments for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,				Change		Constant Currency Change
	2022	As a Percentage of Net Sales	2021	As a Percentage of Net Sales	$	%	$	%
	(dollars in thousands)
Net Sales
Horizon Americas	$212,860	58.8%	$238,210	56.5%	$(25,350)	(10.6)%	$(25,360)	(10.6)%
Horizon Europe-Africa	149,220	41.2%	183,100	43.5%	(33,880)	(18.5)%	(19,540)	(10.7)%
Total	$362,080	100.0%	$421,310	100.0%	$(59,230)	(14.1)%	$(44,900)	(10.7)%
Gross Profit
Horizon Americas	$30,100	14.1%	$64,350	27.0%	$(34,250)	(53.2)%	$(34,270)	(53.3)%
Horizon Europe-Africa	10,830	7.3%	23,500	12.8%	(12,670)	(53.9)%	(11,610)	(49.4)%
Total	$40,930	11.3%	$87,850	20.9%	$(46,920)	(53.4)%	$(45,880)	(52.2)%
Selling, General and Administrative Expenses
Horizon Americas	$33,010	15.5%	$35,750	15.0%	$(2,740)	(7.7)%	$(2,750)	(7.7)%
Horizon Europe-Africa	16,620	11.1%	20,800	11.4%	(4,180)	(20.1)%	(2,620)	(12.6)%
Corporate	15,170	N/A	13,190	N/A	1,980	15.0%	1,980	15.0%
Total	$64,800	17.9%	$69,740	16.6%	$(4,940)	(7.1)%	$(3,390)	(4.9)%
Operating (Loss) Profit
Horizon Americas	$(2,910)	(1.4)%	$28,600	12.0%	$(31,510)	(110.2)%	$(31,520)	(110.2)%
Horizon Europe-Africa	(5,790)	(3.9)%	2,700	1.5%	(8,490)	(314.4)%	(8,990)	(333.0)%
Corporate	(15,170)	N/A	(13,190)	N/A	(1,980)	(15.0)%	(1,980)	(15.0)%
Total	$(23,870)	(6.6)%	$18,110	4.3%	$(41,980)	(231.8)%	$(42,490)	(234.6)%
Capital Expenditures
Horizon Americas	$1,020	0.5%	$4,380	1.8%	$(3,360)	(76.7)%	$(3,360)	(76.7)%
Horizon Europe-Africa	7,910	5.3%	5,560	3.0%	2,350	42.3%	3,160	56.8%
Corporate	—	N/A	—	N/A	—	—%	—	—%
Total	$8,930	2.5%	$9,940	2.4%	$(1,010)	(10.2)%	$(200)	(2.0)%
Depreciation of Property and Equipment and Amortization of Intangibles
Horizon Americas	$3,880	1.8%	$3,690	1.5%	$190	5.1%	$190	5.1%
Horizon Europe-Africa	5,010	3.4%	6,930	3.8%	(1,920)	(27.7)%	(1,460)	(21.1)%
Corporate	50	N/A	100	N/A	(50)	(50.0)%	(50)	(50.0)%
Total	$8,940	2.5%	$10,720	2.5%	$(1,780)	(16.6)%	$(1,320)	(12.3)%
Adjusted EBITDA
Horizon Americas	$1,150	0.5%	$31,330	13.2%	$(30,180)	(96.3)%	N/A	N/A
Horizon Europe-Africa	(20)	—%	10,460	5.7%	(10,480)	(100.2)%	N/A	N/A
Corporate	(11,600)	N/A	(11,120)	N/A	(480)	(4.3)%	N/A	N/A
Total	$(10,470)	(2.9)%	$30,670	7.3%	$(41,140)	(134.1)%	N/A	N/A

Results of Operations

Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021
Consolidated net sales decreased $59.2 million, or 14.1%, to $362.1 million during the six months ended June 30, 2022, as compared to $421.3 million during the six months ended June 30, 2021. Net sales for Horizon Americas decreased $25.3 million, driven primarily by lower sales volumes in the aftermarket and retail sales channels, partially offset by customer pricing recovery initiatives put in place in response to commodity and input cost increases. Net sales for Horizon Europe-Africa decreased $33.9 million, driven primarily by lower sales volumes in the aftermarket and OE sales channels and unfavorable currency translation, partially offset by customer pricing recovery initiatives put in place in response to commodity and input cost increases.
Gross profit margin was 11.3% and 20.9% during the six months ended June 30, 2022 and 2021, respectively. The decline in gross profit margin is primarily due to lower net sales in Horizon Americas and Horizon Europe-Africa as detailed above, coupled with unfavorable cost performance, primarily attributable to unfavorable material, supply chain and other manufacturing input costs associated with global macroeconomic factors experienced during 2022.
SG&A expenses decreased $4.9 million primarily attributable to $2.7 million lower personnel and other variable compensation costs across the Company and favorable currency translation in Horizon Europe-Africa.
Operating margin was (6.6)% and 4.3% during the six months ended June 30, 2022 and 2021, respectively. Operating profit declined $42.0 million to an operating loss of $23.9 million during the six months ended June 30, 2022, from an operating profit of $18.1 million during the six months ended June 30, 2021. The changes in operating profit and operating margin were primarily due to the gross profit performance decline detailed above.
Other expense, net increased $4.7 million to $8.9 million during the six months ended June 30, 2022, as compared to $4.2 million during the six months ended June 30, 2021, primarily attributable to $2.5 million of higher foreign currency loss during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase was also due to a $1.0 million commitment fee per the terms of the commitment letter associated with the Company’s Series B Preferred Stock, as defined below, during the six months ended June 30, 2022. Refer to Note 8, Redeemable Preferred Stock, in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this Quarterly Report on Form 10-Q for additional information on the Company’s Series B Preferred Stock.
Interest expense increased $2.0 million to $16.0 million during the six months ended June 30, 2022, as compared to $14.0 million during the six months ended June 30, 2021, primarily as a result of the Company’s amendment to its Senior Term Loan Credit Agreement in February 2022, which resulted in additional borrowings as well as increased interest expense for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. Refer to Note 7, Long-term Debt, in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this Quarterly Report on Form 10-Q for additional information of the Company’s long-term debt.
The effective income tax rate for the six months ended June 30, 2022 and 2021 was (1.4)% and (20.4)%, respectively. The effective income tax rate for both periods is attributable to the Company’s valuation allowance recorded in the U.S. and certain foreign jurisdictions, which resulted in no income tax benefit recognized for jurisdictional pretax losses, and therefore, are excluded from the estimated effective tax rate.
Net loss increased $35.2 million, to $49.4 million during the six months ended June 30, 2022, compared to a net loss of $14.2 million during the six months ended June 30, 2021. The change in net loss was attributable to the operational results detailed above.
See below for a discussion of operating results by segment.

Horizon Americas
Net sales by sales channel, in thousands, for Horizon Americas are as follows:

	Six Months Ended June 30,		Change
	2022	2021	$	%
Net Sales
Aftermarket	$52,120	$72,250	$(20,130)	(27.9)%
Automotive OEM	49,590	50,170	(580)	(1.2)%
Automotive OES	8,150	8,100	50	0.6%
Retail	47,530	55,190	(7,660)	(13.9)%
E-commerce	34,050	34,250	(200)	(0.6)%
Industrial	21,420	18,250	3,170	17.4%
Total	$212,860	$238,210	$(25,350)	(10.6)%
Net sales decreased $25.3 million, or 10.6%, to $212.9 million during the six months ended June 30, 2022, as compared to $238.2 million during the six months ended June 30, 2021, primarily attributable to lower sales volumes in the aftermarket and retail sales channels. The decrease in net sales was partially offset by $29.5 million of customer pricing recoveries, primarily in the aftermarket, OE, retail and e-commerce sales channels, to recover increased material and input costs. The decrease was also partially offset by a $4.6 million reduction in sales returns and allowances.
Horizon Americas’ gross profit decreased $34.3 million, or 53.2%, to $30.1 million, or 14.1% of net sales, during the six months ended June 30, 2022, as compared to $64.4 million, or 27.0% of net sales, during the six months ended June 30, 2021. The decrease in gross profit and gross profit margin reflects the changes in net sales detailed above, inclusive of a significant mix shift from higher margin sales channels to lower margin sales channels, and is net of customer pricing recoveries discussed above. Gross profit and gross profit margin were also negatively impacted during the first half of 2022 by increased material, supply chain and other manufacturing input costs attributable to significant commodity and logistics cost increases in the Company’s supply chain due to global macroeconomic factors. These global macroeconomic factors impacted business performance and were not able to be fully passed through to our customers during the first half of 2022, given there is generally a delay in such recoveries due to market pressures and restrictions within certain customer contracts.
SG&A expenses decreased $2.8 million to $33.0 million, or 15.5% of net sales during the six months ended June 30, 2022, as compared to $35.8 million, or 15.0% of net sales, during the six months ended June 30, 2021. The decrease in SG&A expenses is primarily attributable to the following:
–$1.3 million lower personnel and other variable compensation costs; and
–$0.5 million lower distribution center lease, operating and support costs.
Horizon Americas’ operating profit decreased $31.5 million to an operating loss of $2.9 million, or (1.4)% of net sales, during the six months ended June 30, 2022, as compared to an operating profit of $28.6 million, or 12.0% of net sales, during the six months ended June 30, 2021. The decline in operating profit and operating margin were primarily due to the operational results detailed above.
Horizon Americas’ Adjusted EBITDA decreased $30.1 million to $1.2 million during the six months ended June 30, 2022, as compared to Adjusted EBITDA of $31.3 million during the six months ended June 30, 2021. Adjusted EBITDA declined due to operational results detailed above.

Horizon Europe-Africa
Net sales by sales channel, in thousands, for Horizon Europe-Africa are as follows:

	Six Months Ended June 30,		Change
	2022	2021	$	%
Net Sales
Aftermarket	$36,360	$48,550	$(12,190)	(25.1)%
Automotive OEM	76,200	92,750	(16,550)	(17.8)%
Automotive OES	30,210	36,030	(5,820)	(16.2)%
E-commerce	4,610	3,390	1,220	36.0%
Industrial	650	1,180	(530)	(44.9)%
Other	1,190	1,200	(10)	(0.8)%
Total	$149,220	$183,100	$(33,880)	(18.5)%
Net sales decreased $33.9 million, or 18.5%, to $149.2 million during the six months ended June 30, 2022, as compared to $183.1 million during the six months ended June 30, 2021, primarily attributable to lower sales volumes in the aftermarket and OE sales channels. The decrease also includes $14.3 million of unfavorable currency translation. The decrease was partially offset by $14.6 million of customer pricing recoveries, primarily in the aftermarket and OE sales channels, to recover increased material and input costs.
Horizon Europe-Africa’s gross profit decreased $12.7 million, or 53.9%, to $10.8 million, or 7.3% of net sales, during the six months ended June 30, 2022, from $23.5 million, or 12.8% of net sales, during the six months ended June 30, 2021. The decrease in gross profit and gross profit margin reflects the changes in net sales detailed above, coupled with the unfavorable impact of increased material, supply chain and other manufacturing input costs, and is net of customer pricing recoveries. Gross profit and gross profit margin were also negatively impacted in the first half of 2022 by the inability to flex costs efficiently resulting from OEM customer production schedule changes. The input cost increases were not able to be fully passed through to our customers during the first half of 2022, given there is generally a delay in such recoveries due to market pressures and restrictions within certain customer contracts.
SG&A decreased $4.2 million to $16.6 million, or 11.1% of net sales during the six months ended June 30, 2022, as compared to $20.8 million, or 11.4% of net sales, during the six months ended June 30, 2021. The decrease in SG&A expenses is primarily attributable to the following:
–$1.6 million of favorable currency translation; and
–$0.8 million of lower outside professional fees and other administrative costs.
Horizon Europe-Africa’s operating profit decreased $8.5 million to an operating loss of $5.8 million, or (3.9)% of net sales during the six months ended June 30, 2022, as compared to an operating profit of $2.7 million, or 1.5% of net sales, during the six months ended June 30, 2021. The decline in operating profit and operating margin were primarily due to the operational results detailed above.
Horizon Europe-Africa’s Adjusted EBITDA decreased by $10.5 million during the six months ended June 30, 2022 from $10.5 million during the six months ended June 30, 2021. Adjusted EBITDA declined due to the operational results detailed above.

Corporate Expenses
Corporate expenses included in operating loss increased $2.0 million to $15.2 million during the six months ended June 30, 2022, as compared to $13.2 million during the six months ended June 30, 2021. The increase was primarily attributable to the following:
–$1.3 million higher outside professional fees and other administrative costs; and
–$0.7 million higher costs incurred related to professional service fees and other costs associated with new debt issuance, amendments, and modifications and related structure change.
Corporate Adjusted EBITDA was $(11.6) million during the six months ended June 30, 2022, as compared to Adjusted EBITDA of $(11.1) million during the six months ended June 30, 2021. The change in Adjusted EBITDA was primarily due to the higher outside professional fees and other administrative costs discussed above and was partially offset by lower personnel and other variable compensation costs.

Liquidity and Capital Resources
Our capital and working capital requirements are funded through a combination of cash on hand, cash flows from operations, and various borrowings and factoring arrangements described below, including our asset-based Revolving Credit Facility. As of June 30, 2022 and December 31, 2021, we had $10.4 million and $8.2 million, respectively, of cash and cash equivalents held at foreign subsidiaries. There may be country specific regulations, which may restrict or result in increased costs in the repatriation of these funds.
In March 2020, the Company, as guarantor, entered into a Loan and Security Agreement (the “Loan Agreement”) with Eclipse Business Capital LLC, formerly known as Encina Business Credit, LLC, as agent for the lenders party thereto, and Horizon Global Americas Inc. and Cequent Towing Products of Canada Ltd., as borrowers (the “ABL Borrowers”). The Loan Agreement provides for an asset-based revolving credit facility (the “Revolving Credit Facility”) in the maximum aggregate principal amount of $75.0 million subject to customary borrowing base limitations contained therein, and may be increased at the ABL Borrowers’ request in increments of $5.0 million, up to a maximum of five times over the life of the Revolving Credit Facility, for a total increase of up to $25.0 million. The Loan Agreement has been amended on several occasions that, among other things, increased the maximum credit available under the Revolving Credit Facility to $95.0 million. As of June 30, 2022, we had availability of $20.1 million under the Revolving Credit Facility and $16.0 million of cash and cash equivalents in the United States.
As of June 30, 2022 and December 31, 2021, total cash and availability was $46.5 million and $39.2 million, respectively. We define cash and availability as cash and cash equivalents and amounts of cash accessible but undrawn from credit facilities.
We believe the combination of these sources, as well as the changes to our capital structure following our recent refinancing activities described below, provides us with sources of both short-term and long-term liquidity that will enable the Company to meet material cash obligations as well as our working capital, capital expenditures and other funding requirements for at least the next twelve months and for the foreseeable future thereafter. Our ability to fund our working capital needs, debt payments and other obligations, including borrowing base limitations under our Revolving Credit Facility, depends on our future operating performance and cash flow and many factors outside of our control, including the costs of raw materials, the state of the automotive accessories market and other macroeconomic conditions.
Discussion of Going Concern
The Company’s condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
The Company has a history of recurring net operating losses and cash outflows from operations. As of June 30, 2022, the Company was in compliance with all applicable covenants in agreements governing its debt. However, based on the Company’s projected financial performance for the twelve-month period subsequent to the date of the filing of this Quarterly Report on Form 10-Q, the Company projects that it will not be in compliance with a financial covenant under the Company’s Senior Term Loan Credit Agreement, as defined below, as of March 31, 2023, which would result in an event of default. Such a default would allow the lender under the Senior Term Loan Credit Agreement to accelerate the maturity of the debt, which carries a balance of $225.0 million as of June 30, 2022, making it due and payable at that time. This would, in turn, result in cross-default of the Company’s Revolving Credit Facility, which carries a balance of $73.9 million as of June 30, 2022. The Company does not have sufficient cash on hand or available liquidity that can be utilized to repay these outstanding amounts in the event of default.
In response to the potential covenant breach, the Company is in discussions with its lender to amend the terms of its financial covenant under the Senior Term Loan Credit Agreement. The Company has a history of successfully amending and extending credit agreements with its current lenders and believes it is probable such amendment will be completed. We believe that these actions will allow the Company to continue as a going concern and remain in compliance with our financial covenants for the twelve months from the issuance of the Company’s condensed consolidated financial statements.
Cash Flows - Operating Activities
Net cash used for operating activities during the six months ended June 30, 2022 and 2021 was $24.4 million and $27.6 million, respectively.

During the six months ended June 30, 2022, we used $27.1 million in cash flows, based on the reported net loss of $49.4 million and after considering the effects of non-cash items related to depreciation, amortization of intangible assets, amortization of original issuance discount and debt issuance costs, deferred income taxes, non-cash compensation expense, paid-in-kind interest, and other, net. During the six months ended June 30, 2021, we generated $18.8 million in cash flows, based on the reported net loss of $14.2 million and after considering the effects of similar non-cash items previously described, in addition to the loss on debt extinguishment of the Company’s former term loan during the first quarter of 2021.
Changes in operating assets and liabilities sourced $2.7 million and used $46.5 million of cash during the six months ended June 30, 2022 and 2021, respectively.
Changes in accounts receivable resulted in a net use of cash of $23.1 million and $30.6 million during the six months ended June 30, 2022 and 2021, respectively. The increase in accounts receivable was lower in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 driven primarily by lower net sales activity in the current year.
Changes in inventories resulted in a use of cash of $6.3 million and $31.4 million during the six months ended June 30, 2022 and 2021, respectively. The increase in inventories during the six months ended June 30, 2022 was primarily due to a continuation of macroeconomic factors, including elevated costs of raw materials, and contributed to higher inventory costs, including inventory in-transit. The increase is also attributable to reduced volumes compared to our seasonal inventory build in order to meet anticipated demand of a traditional selling season. The increase in inventories during the six months ended June 30, 2021 was primarily due to macroeconomic factors resulting in increased costs of raw materials, constraints on shipping container availability and port congestion leading to higher inventory costs as well as seasonal inventory build in order to meet the demand of our traditional selling season.
Changes in prepaid expenses and other assets resulted in a net use of cash of $2.5 million and $0.4 million during the six months ended June 30, 2022 and 2021, respectively. The increase in prepaid expenses and other assets during the six months ended June 30, 2022 and 2021 was primarily due to the mix of invoicing from vendors and subsequent payments.
Changes in accounts payable and accrued liabilities resulted in a source of cash of $34.6 million and $16.0 million during the six months ended June 30, 2022 and 2021, respectively. The higher source of cash for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 is primarily due to the timing of payments made to suppliers, mix of vendors and related terms.
Cash Flows - Investing Activities
Net cash used for investing activities during the six months ended June 30, 2022 and 2021 was $8.9 million and $9.9 million, respectively.
During the six months ended June 30, 2022 and 2021, capital expenditures were $8.9 million and $9.9 million, respectively, related to growth, capacity and productivity-related projects within Horizon Americas and Horizon Europe-Africa. The net decrease in capital expenditures during the six months ended June 30, 2022 is attributable to lower spending in Horizon Americas, partially offset by increased capital expenditures in Horizon Europe-Africa to support growth and capacity expenditures associated with our planned low-cost country expansion.
Cash Flows - Financing Activities
Net cash provided by financing activities was $135.7 million and $17.3 million during the six months ended June 30, 2022 and 2021, respectively.
During the six months ended June 30, 2022 and 2021, net proceeds from the Revolving Credit Facility, net of issuance costs, were $15.8 million and $20.0 million, respectively.
During the six months ended June 30, 2022, proceeds from borrowings on our term loan, net of issuance costs, and related issuance of common stock warrants were $118.2 million and $3.0 million, respectively. During the six months ended June 30, 2021, proceeds from our term loan, net of issuance costs, and related issuance of common stock warrants were $75.3 million and $16.3 million, respectively. During the six months ended June 30, 2021, repayments of borrowings on our former term loan, including transaction fees, were $94.9 million.
Factoring Arrangements
We have factoring arrangements with financial institutions to sell certain accounts receivable. During the six months ended June 30, 2022 and 2021, total receivables sold under certain non-recourse factoring arrangements were $127.5 million and $158.2 million, respectively. We utilize factoring arrangements as part of our working capital needs. The costs of participating in these arrangements are immaterial to our results. Refer to Note 3, Summary of Significant Accounting Policies, in Item 8,

“Financial Statements and Supplementary Data,” included within our Annual Report on Form 10-K for the twelve months ended December 31, 2021, for additional information.
Our Debt and Other Commitments
Revolving Credit Facility
We and certain of our subsidiaries are party to the asset-based Revolving Credit Facility governed by the Loan Agreement. The Revolving Credit Facility provides $95.0 million of funding on a revolving basis, subject to borrowing base availability, and matures on March 13, 2024. As of June 30, 2022, there was $73.9 million outstanding on the Revolving Credit Facility.
Effective March 31, 2022, we entered into an amendment to the Loan Agreement that temporarily increased our ability to borrow against receivables and in-transit inventory as well as inventory located in the our Mexico facilities, which was initially effective through June 30, 2022. On June 30, 2022, the Loan Agreement was amended to extend the effective date of the temporary borrowing capacity through September 30, 2022. The March 31, 2022 amendment also replaced the London Interbank Offered Rate (“LIBOR”) based interest rate with the Adjusted Term Secured Overnight Financing Rate (“SOFR”). As a result of the amendment, interest on loans under the Loan Agreement is payable in cash at the interest rate of SOFR plus 4.00% per annum, subject to a 1.00% SOFR floor. Beginning September 30, 2022, the interest rate on all loans under the Loan Agreement will be SOFR plus 3.50% to 4.00% per annum, subject to a 1.00% SOFR floor and certain conditions defined in the Loan Agreement.
Senior Term Loan Credit Agreement
We and certain of our subsidiaries, have been or are parties to other long-term credit agreements, including a credit agreement (the “Senior Term Loan Credit Agreement”) that we entered into in February 2021, with Atlantic Park Strategic Capital Fund, L.P. (“Atlantic Park”), as administrative agent and collateral agent, and the lenders party thereto. The Senior Term Loan Credit Agreement provides for an initial term loan facility (the “2021 Senior Term Loan”) in the aggregate principal amount of $100.0 million, all of which was borrowed by the Company and was used to repay our former term loan. The Senior Term Loan Credit Agreement also provided for a delayed draw term loan facility in the aggregate principal amount of up to $125.0 million, which may be drawn by the Company in up to three separate borrowings through June 30, 2022. All outstanding borrowings under the Senior Term Loan Credit Agreement mature on February 2, 2027.
In February 2022, we entered into an amendment to our Senior Term Loan Credit Agreement with Atlantic Park. The amendment provided for a $35.0 million delayed draw facility, which we borrowed in full (the “February 2022 Delayed Draw Term Loan”) under our existing delayed draw term loan facility and allowed the net proceeds to be used for working capital purposes and to fund low-cost country expansion in our Horizon Europe-Africa operating segment.
In connection with the February 2022 Delayed Draw Term Loan, we issued warrants (“Senior Term Loan Amendment Warrants”) to Atlantic Park to purchase up to 975,000 shares of our common stock, with an exercise price of $9.00 per share. The Senior Term Loan Amendment Warrants are exercisable at any time prior to February 10, 2027. On May 24, 2022, shareholders approved the proposal to issue common shares upon the exercise of the issued warrants.
On June 27, 2022, we borrowed the remaining $90.0 million under our existing delayed draw term loan facility (the “June 2022 Delayed Draw Term Loan”). The proceeds of the June 2022 Delayed Draw Term Loan were used by the Company to repay $85.0 million of principal and $1.7 million of accrued interest on our Convertible Notes, as defined below, which matured on July 1, 2022. Following the full draw on the delayed draw term loans as of June 30, 2022, the February 2022 Delayed Draw Term Loan, the June 2022 Delayed Draw Term Loan and the 2021 Senior Term Loan are collectively referred to as the Senior Term Loan. As of June 30, 2022, there was $225.0 million outstanding on the Senior Term Loan bearing cash interest at the interest rate of LIBOR plus 7.50% per annum, subject to a 1.00% LIBOR floor.
Convertible Notes
In February 2017, we completed a public offering of 2.75% Convertible Senior Notes (the “Convertible Notes”) in an aggregate principal amount of $125.0 million. During the second quarter of 2022, we issued Series B Preferred Stock, as defined below, in exchange for $40.0 million of the outstanding principal balance of the Convertible Notes. On July 1, 2022, the proceeds of the June 2022 Delayed Draw Term Loan were used to repay $85.0 million of principal and $1.7 million of accrued interest. As of June 30, 2022, the combined $86.7 million was held as restricted cash.

Series B Preferred Stock
In February 2022, the Company executed a commitment letter with Corre Partners Management, LLC, acting on behalf of certain investment funds for which it acts as investment manager (collectively, the “Corre Funds”), to issue, solely at the Company’s option, up to $40.0 million of a new series of our preferred stock, the proceeds of which would be used by the Company to repay a portion of our Convertible Notes and for working capital and general corporate purposes.
On June 27, 2022, we entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with the Corre Funds pursuant to which the Corre Funds purchased 40,000 shares of our Series B Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), in exchange for $40.0 million aggregate principal amount of our Convertible Notes, which were cancelled by us. Pursuant to the terms of the Purchase Agreement, we also issued the Corre Funds an additional 1,000 shares of Series B Preferred Stock in satisfaction of our obligation to pay Corre Funds a commitment fee pursuant to the terms of the commitment letter described above.
The Series B Preferred Stock accrue dividends in kind at a rate of 11.0% per annum, subject to increase to a maximum of 16.0% per annum upon the occurrence of certain events. The Series B Preferred Stock is subject to voluntary redemption by the Company at our option and subject to mandatory redemption upon the first to occur of a change in control and the one-year anniversary of the maturity of the Senior Term Loan, which is February 2, 2028. The Series B Preferred Stock, after the occurrence of certain events, will be convertible into shares of our common stock, par value $0.01 per share, at Corre’s option and subject to shareholder approval.
Other Matters
We are subject to variable interest rates on our Senior Term Loan Credit Agreement and Revolving Credit Facility. At June 30, 2022, 1-Month LIBOR and 3-Month LIBOR approximated 1.79% and 2.29%, respectively. At June 30, 2022, the Adjusted Term SOFR approximated 1.09%.
In addition to our long-term debt, we have other cash commitments related to leases. For the six months ended June 30, 2022 and 2021 rent expense on our operating leases was $7.2 million and $7.6 million, respectively. We expect to continue to utilize leasing as a financing strategy in the future to support our business and operational needs as well as reduce debt levels.
Refer to Note 7, Long-term Debt, Note 8, Redeemable Preferred Stock, and Note 9, Leases, in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this Quarterly Report on Form 10-Q for additional information.

Consolidated EBITDA
Consolidated EBITDA (defined as “Consolidated EBITDA” in our Senior Term Loan Agreement) is a comparable measure to how the Company assesses performance. As discussed further in the Segment Information and Supplemental Analysis section above, we use certain non-GAAP financial measures to assess performance and measure our covenant compliance in accordance with the Senior Term Loan Agreement, which includes Adjusted EBITDA at the operating segment level. For the measurement of our Senior Term Loan Agreement financial covenants, the definition of Consolidated EBITDA limits the amount of non-recurring expenses or costs including restructuring, moving and severance that can be excluded to $10 million in any cumulative four fiscal quarter period. Similarly, the definition limits the amount of fees, costs and expenses incurred in connection with any proposed asset sale, offering of equity interests or any indebtedness, lender agent fees, and fees in connection with the maintenance and/or forgiveness of the loan from PNC Bank, National Association for $8.7 million, pursuant to the Paycheck Protection Program (the “PPP Loan”) under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act, in the aggregate, that can be excluded to $8 million in any cumulative four fiscal quarter period.
The reconciliations of net income (loss) attributable to Horizon Global to EBITDA, EBITDA to Adjusted EBITDA and Adjusted EBITDA to Consolidated EBITDA are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,			Last Twelve Months Ended June 30,
	2022	2021	Change	2022	2021	Change	2022	2021	Change
	(dollars in thousands)			(dollars in thousands)			(dollars in thousands)
Net (loss) income attributable to Horizon Global	$(22,200)	$1,290	$(23,490)	$(48,880)	$(13,520)	$(35,360)	$(67,080)	$(17,000)	$(50,080)
Net loss attributable to noncontrolling interest	(230)	(330)	100	(500)	(670)	170	(1,230)	(1,420)	190
Net (loss) income	$(22,430)	$960	$(23,390)	$(49,380)	$(14,190)	$(35,190)	$(68,310)	$(18,420)	$(49,890)
Interest expense	8,310	6,980	1,330	15,980	14,030	1,950	29,920	29,300	620
Income tax expense (benefit)	450	1,400	(950)	680	2,400	(1,720)	(1,880)	750	(2,630)
Depreciation and amortization	4,320	5,220	(900)	8,940	10,720	(1,780)	20,220	23,100	(2,880)
EBITDA	$(9,350)	$14,560	$(23,910)	$(23,780)	$12,960	$(36,740)	$(20,050)	$34,730	$(54,780)
Net loss attributable to noncontrolling interest	230	330	(100)	500	670	(170)	1,230	1,420	(190)
EBITDA attributable to Horizon Global	$(9,120)	$14,890	$(24,010)	$(23,280)	$13,630	$(36,910)	$(18,820)	$36,150	$(54,970)
Adjustments pursuant to Senior Term Loan Agreement:
Losses on sale of receivables	410	270	140	660	500	160	1,120	1,370	(250)
Debt extinguishment losses	—	—	—	—	11,650	(11,650)	—	11,650	(11,650)
Non-cash equity grant expenses	800	850	(50)	2,050	1,710	340	3,860	3,390	470
Other non-cash expenses or losses	2,870	1,790	1,080	7,310	3,920	3,390	10,130	1,360	8,770
Fees, costs and expenses in connection with the term loan and ABL credit agreements	120	—	120	120	—	120	120	—	120
Lender agent related professional fees, costs, and expenses(a)	70	90	(20)	80	100	(20)	160	100	60
Non-recurring expenses or costs(b)	990	130	860	2,580	(820)	3,400	4,020	110	3,910
Non-cash losses on asset sales	50	10	40	50	10	40	1,510	10	1,500
Debt extinguishment gains	—	—	—	—	—	—	(7,530)	—	(7,530)
Other	(40)	(10)	(30)	(40)	(30)	(10)	(40)	(30)	(10)
Adjusted EBITDA	$(3,850)	$18,020	$(21,870)	$(10,470)	$30,670	$(41,140)	$(5,470)	$54,110	$(59,580)
Non-recurring expense limitation(a)(b)	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Other	40	10	30	40	30	10	40	30	10
Consolidated EBITDA	$(3,810)	$18,030	$(21,840)	$(10,430)	$30,700	$(41,130)	$(5,430)	$54,140	$(59,570)
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

Outlook
Our business remains susceptible to macroeconomic conditions that may adversely affect our future results, including the current inflationary environment and increased energy prices, volatile interest rates, ongoing global semiconductor shortage, as well as transportation and other logistic constraints. The conflict between Russia and Ukraine has also placed added constraints on the global automotive supply chain that may adversely impact our business. These factors have contributed to a delay in receiving certain critical components required to fulfill orders by the Company or some of our OE customers, which has resulted in retiming some customer orders to future periods. We also continue to experience elevated costs for certain raw materials, including steel, and while we endeavor to recover incremental input costs through pricing recovery initiatives, the recoveries generally occur over time and are not guaranteed. We also continue to monitor the ongoing COVID-19 pandemic and potential impacts to our operations, employees, customers and other stakeholders, as well as prioritizing the health and safety of our employees. We continue to monitor these macroeconomic factors and implement mitigating actions where possible, and remain committed to fulfilling customer orders.
We also remain focused on maintaining liquidity to fund our operations, while considering future maturities in our capital structure, which have been addressed and will continue to be addressed as the Company continues to execute our business plan and operational improvement initiatives which are continuously ongoing. These initiatives were put in place to streamline and simplify our operations and provide a roadmap to achieve our strategic priorities of margin expansion, liquidity management and organic business growth.
We believe the unique strategic footprint we enjoy in our market space will benefit the Company as our OE customers continue to demonstrate a preference for stronger relationships with few suppliers. We believe our brand recognition, portfolio of product offerings, and existing customer relationships present a long-term opportunity for the Company and provide leverage to see balanced growth in OE, aftermarket and retail businesses. That position and brand recognition allows the Company flexibility to bring our products to market in various channels that we believe provide the Company the ability to leverage our current operational footprint to meet customer demand.
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
There were no material changes to the items that we disclosed as our critical accounting policies in Item 8, “Financial Statements and Supplementary Data,” in our Annual Report on Form 10-K for the twelve months ended December 31, 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4. Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Evaluation of disclosure controls and procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company’s disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Item 1A. Risk Factors
A discussion of our risk factors, which could materially affect our business, financial condition or future results, can be found in the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the twelve months ended December 31, 2021, which risk factors are supplemented with the disclosure below.
We are currently out of compliance with the New York Stock Exchange’s (“NYSE”) minimum market capitalization requirement and are at risk of the NYSE delisting our common stock, which would have an adverse impact on the trading volume, liquidity and market price of our common stock.
On July 25, 2022, we were notified by the NYSE that we were not in compliance with the continued listing standard set forth in Section 802.01B of the NYSE Listed Company Manual because our average market capitalization was less than $50 million over a consecutive 30 trading-day period and our stockholders’ equity was less than $50 million. We are taking actions to meet the continued listing standards of the NYSE to cure the market capitalization condition, which we expect will ultimately lead to a recovery of our common stock price and market capitalization. Our common stock could also be delisted if our average market capitalization over a consecutive 30 day-trading period is less than $15 million, in which case we would not have an opportunity to cure the deficiency, our common stock would be suspended from trading on the NYSE immediately, and the NYSE would begin the process to delist our common stock, subject to our right to appeal under NYSE rules. We cannot assure you that any appeal we undertake in these or other circumstances will be successful. While we are working to cure this potential deficiency and remain in compliance with this continued listing standard, there can be no assurance that we will be able to cure this potential deficiency or if we will cease to comply with another continued listing standard of the NYSE.
A delisting of our common stock from the NYSE could negatively impact us as it would likely reduce the liquidity and market price of our common stock; reduce the number of investors willing to hold or acquire our common stock; and negatively impact our ability to access equity markets and obtain financing.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits.
Exhibits Index:

3.1(b)	Amended and Restated Certificate of Incorporation of Horizon Global Corporation, as amended.
3.2(a)	Amended and Restated By-laws of Horizon Global Corporation.
3.3(c)	Series B Preferred Stock Certificate of Designations.
10.1(d)*
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

10.2	Preferred Stock Purchase Agreement dated June 27, 2022 between Horizon Global Corporation and the Purchasers named in Schedule I thereto.
10.3*
Ninth Amendment to Loan and Security Agreement dated June 30, 2022, by and among Horizon Global Americas Inc. and Cequent Towing Products of Canada Ltd., as borrowers, Horizon Global Corporation, Horizon Global Company LLC, Cequent Electrical Products de Mexico, S. de R.L. de C.V., and Cequent Sales Company de Mexico, S. de R.L. de C.V., as guarantors, the lenders party thereto and Eclipse Business Capital LLC (f/k/a Encina Business Credit, LLC), as agent for the Lenders.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document. (not part of filing)
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

(a)	Incorporated by reference to the Exhibit filed with our Current Report on Form 8-K filed on February 20, 2019 (File No. 001-37427).
(b)	Incorporated by reference to the Exhibit filed with our Quarterly Report on Form 10-Q filed on August 8, 2019 (File No. 001-37427).
(c)	Incorporated by reference to the Exhibit filed with our Current Report on Form 8-K filed on June 30, 2022 (File No. 001-37427).
(d)	Incorporated by reference to the Exhibit filed with our Quarterly Report on Form 10-Q filed on May 5, 2022 (File No. 001-37427).

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

HORIZON GLOBAL CORPORATION (Registrant)

/s/ DENNIS E. RICHARDVILLE

Date:	August 9, 2022	By:	Dennis E. Richardville Principal Financial Officer