Form 10-Q
period 2022-09-30
Horizon Global Corp
filed 2022-11-09
CIK 1637655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of November 4, 2022, the number of outstanding shares of the Registrant’s common stock was 27,732,762 shares.

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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to, risks and uncertainties with respect to: the outcome of the Company’s review of strategic alternatives; the impact of the COVID-19 pandemic on the Company’s business, results of operations, financial condition and liquidity, including, without limitation, supply chain and logistics issues and inflationary pressures; interest rate volatility; liabilities and restrictions imposed by the Company’s debt instruments, including the Company’s ability to comply with the applicable financial covenants related thereto or obtain any necessary amendments or waivers with respect to such financial covenants; market demand; competitive factors; supply constraints and shipping disruptions; material, logistics and energy costs, including the increased material costs resulting from the COVID-19 pandemic; inflation and deflation rates; the impact the conflict between Russia and Ukraine has on our business, financial condition or future results, including the duration and scope of such conflict, its impact on disruptions and inefficiencies in our supply chain and our ability to procure certain raw materials, as well as on our energy supply in Europe; technology factors; litigation; government and regulatory actions including the impact of any tariffs, quotas, or surcharges; the Company’s accounting policies; future trends; general economic and currency conditions, including recessionary conditions and volatile interest rates; various conditions specific to the Company’s business and industry; the success of the Company’s action plan, including the actual amount of savings and timing thereof; the success of the Company’s business improvement initiatives in Europe-Africa, including the amount of savings and timing thereof; the Company’s exposure to product liability claims from customers and end users, and the costs associated therewith; factors affecting the Company’s business that are outside of its control, including natural disasters and severe weather conditions (including those caused by climate change), global health pandemics, accidents and governmental actions; our ability to regain and remain in compliance with the New York Stock Exchange’s (“NYSE”) continued listing requirements; our ability to continue as a going concern; and other risks that are discussed in Part I, Item 1A, “Risk Factors.” in the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2021. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited—dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$148,970	$196,540	$511,050	$617,850
Cost of sales	(132,320)	(157,780)	(453,470)	(491,240)
Gross profit	16,650	38,760	57,580	126,610
Selling, general and administrative expenses	(25,270)	(32,430)	(90,070)	(102,170)
Operating (loss) profit	(8,620)	6,330	(32,490)	24,440
Interest expense	(10,230)	(6,970)	(26,210)	(21,000)
Loss on debt extinguishment of Replacement Term Loan	—	—	—	(11,650)
Other expense, net	(5,760)	(1,720)	(14,610)	(5,940)
Loss before income tax	(24,610)	(2,360)	(73,310)	(14,150)
Income tax expense	(1,070)	(410)	(1,750)	(2,810)
Net loss	(25,680)	(2,770)	(75,060)	(16,960)
Less: Net loss attributable to noncontrolling interest	(220)	(300)	(720)	(970)
Net loss attributable to Horizon Global	$(25,460)	$(2,470)	$(74,340)	$(15,990)
Net loss per share:
Basic	$(0.92)	$(0.09)	$(2.70)	$(0.59)
Diluted	$(0.92)	$(0.09)	$(2.70)	$(0.59)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited—dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(25,680)	$(2,770)	$(75,060)	$(16,960)
Other comprehensive loss, net of tax:
Foreign currency translation and other	(1,950)	(1,650)	(2,340)	(4,070)
Total other comprehensive loss, net of tax	(1,950)	(1,650)	(2,340)	(4,070)
Total comprehensive loss	(27,630)	(4,420)	(77,400)	(21,030)
Less: Comprehensive loss attributable to noncontrolling interest	(210)	(300)	(710)	(970)
Comprehensive loss attributable to Horizon Global	$(27,420)	$(4,120)	$(76,690)	$(20,060)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited—dollars in thousands)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$7,760	$11,780
Restricted cash	5,380	5,490
Receivables, net	75,600	80,720
Inventories	155,600	162,830
Prepaid expenses and other current assets	17,080	12,340
Total current assets	261,420	273,160
Property and equipment, net	66,200	71,610
Operating lease right-of-use assets	34,360	37,810
Other intangibles, net	41,410	48,910
Deferred income taxes	1,520	1,750
Other assets	5,140	5,680
Total assets	$410,050	$438,920
Liabilities and Shareholders' Deficit
Current liabilities:
Short-term borrowings and current maturities, long-term debt	$74,450	$3,780
Accounts payable	106,730	102,190
Short-term operating lease liabilities	10,600	11,010
Accrued liabilities	41,660	44,870
Total current liabilities	233,440	161,850
Gross long-term debt	235,110	297,070
Unamortized debt issuance costs and discount	(26,020)	(26,520)
Long-term debt	209,090	270,550
Redeemable preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: 41,000 and 0 shares at September 30, 2022 and December 31, 2021, respectively	42,320	—
Deferred income taxes	1,800	1,920
Long-term operating lease liabilities	30,680	35,930
Other long-term liabilities	8,390	8,920
Total liabilities	525,720	479,170
Commitments and Contingencies
Shareholders' deficit:
Common stock, $0.01 par: Authorized 400,000,000 shares; 28,419,268 shares issued and 27,732,762 outstanding at September 30, 2022, and 27,973,153 shares issued and 27,286,647 outstanding at December 31, 2021	280	270
Common stock warrants issued, outstanding and exercisable for 10,206,146 and 9,231,146 shares of common stock at September 30, 2022 and December 31, 2021, respectively	28,050	25,010
Paid-in capital	169,910	170,990
Treasury stock, at cost: 686,506 shares at September 30, 2022 and December 31, 2021	(10,000)	(10,000)
Accumulated deficit	(284,590)	(210,250)
Accumulated other comprehensive loss	(12,050)	(9,710)
Total Horizon Global shareholders' deficit	(108,400)	(33,690)
Noncontrolling interest	(7,270)	(6,560)
Total shareholders' deficit	(115,670)	(40,250)
Total liabilities and shareholders' deficit	$410,050	$438,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited—dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(75,060)	$(16,960)

Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	9,980	11,710
Amortization of intangible assets	3,260	4,220
Amortization of original issuance discount and debt issuance costs	7,560	8,010
Deferred income taxes	290	730
Non-cash compensation (income) expense	(420)	2,590
Paid-in-kind dividends and interest	1,170	650
Redeemable preferred stock redemption costs	160	—
Loss on debt extinguishment of Replacement Term Loan	—	11,650
Increase in receivables	(4,120)	(12,360)
Increase in inventories	(160)	(52,700)
Increase in prepaid expenses and other assets	(5,890)	(1,910)
Increase in accounts payable and accrued liabilities	18,070	11,820
Other, net	8,140	1,910
Net cash used for operating activities	(37,020)	(30,640)
Cash Flows from Investing Activities:
Capital expenditures	(12,020)	(14,730)
Other, net	30	20
Net cash used for investing activities	(11,990)	(14,710)
Cash Flows from Financing Activities:
Proceeds from Revolving Credit Facility, net of issuance costs	24,510	28,680
Repayments of borrowings on Revolving Credit Facility	(12,160)	(8,000)
Proceeds from Senior Term Loan, net of issuance costs	118,200	75,300
Repayments of borrowings on Replacement Term Loan, including transaction fees	—	(94,940)
Repayments of borrowings on Convertible Notes	(85,000)	—
Proceeds from borrowings on credit facilities	2,230	2,870
Repayments of borrowings on credit facilities	(3,460)	(1,960)
Proceeds from issuance of common stock warrants	3,040	16,300
Proceeds from exercise of common stock warrants	—	420
Other, net	(930)	(650)
Net cash provided by financing activities	46,430	18,020
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,550)	(510)
Cash, Cash Equivalents and Restricted Cash:
Decrease for the period	(4,130)	(27,840)
At beginning of period	17,270	50,690
At end of period	$13,140	$22,850
Supplemental disclosure of cash flow information:
Cash paid for interest	$17,110	$16,130
Cash paid for taxes, net of refunds	$1,190	$2,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited—dollars in thousands)

	Common Stock	Common Stock Warrants	Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Horizon Global Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Shareholders' Equity (Deficit)
Balances at January 1, 2022	$270	$25,010	$170,990	$(10,000)	$(210,250)	$(9,710)	$(33,690)	$(6,560)	$(40,250)
Net loss	—	—	—	—	(26,680)	—	(26,680)	(270)	(26,950)
Other comprehensive income, net of tax	—	—	—	—	—	4,990	4,990	—	4,990
Shares surrendered upon vesting of employee stock compensation awards to cover tax obligations	—	—	(640)	—	—	—	(640)	—	(640)
Non-cash compensation expense	10	—	1,250	—	—	—	1,260	—	1,260
Issuance of common stock warrants	—	3,040	—	—	—	—	3,040	—	3,040
Amounts reclassified from AOCI	—	—	—	—	—	(3,100)	(3,100)	—	(3,100)
Balances at March 31, 2022	280	28,050	171,600	(10,000)	(236,930)	(7,820)	(54,820)	(6,830)	(61,650)
Net loss	—	—	—	—	(22,200)	—	(22,200)	(230)	(22,430)
Other comprehensive loss, net of tax	—	—	—	—	—	(2,280)	(2,280)	—	(2,280)
Non-cash compensation expense	—	—	800	—	—	—	800	—	800
Balances at June 30, 2022	280	28,050	172,400	(10,000)	(259,130)	(10,100)	(78,500)	(7,060)	(85,560)
Net loss	—	—	—	—	(25,460)	—	(25,460)	(220)	(25,680)
Other comprehensive (loss) income, net of tax	—	—	—	—	—	(2,010)	(2,010)	10	(2,000)
Shares surrendered upon vesting of employees stock compensation awards to cover tax obligations	—	—	(20)	—	—	—	(20)	—	(20)
Non-cash compensation income	—	—	(2,470)	—	—	—	(2,470)	—	(2,470)
Amounts reclassified from AOCI	—	—	—	—	—	60	60	—	60
Balances at September 30, 2022	$280	$28,050	$169,910	$(10,000)	$(284,590)	$(12,050)	$(108,400)	$(7,270)	$(115,670)

	Common Stock	Common Stock Warrants	Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Horizon Global Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Shareholders' Equity (Deficit)
Balances at January 1, 2021	$260	$9,510	$166,610	$(10,000)	$(178,530)	$(6,540)	$(18,690)	$(5,160)	$(23,850)
Net loss	—	—	—	—	(14,810)	—	(14,810)	(340)	(15,150)
Other comprehensive loss, net of tax	—	—	—	—	—	(2,290)	(2,290)	—	(2,290)
Shares surrendered upon vesting of employee stock compensation awards to cover tax obligations	—	—	(650)	—	—	—	(650)	—	(650)
Non-cash compensation expense	—	—	960	—	—	—	960	—	960
Issuance of common stock warrants	—	16,300	—	—	—	—	16,300	—	16,300
Exercise of common stock warrants	10	(800)	1,210	—	—	—	420	—	420
Balances at March 31, 2021	270	25,010	168,130	(10,000)	(193,340)	(8,830)	(18,760)	(5,500)	(24,260)
Net income (loss)	—	—	—	—	1,290	—	1,290	(330)	960
Other comprehensive loss, net of tax	—	—	—	—	—	(130)	(130)	—	(130)
Shares surrendered upon vesting of employee stock compensation awards to cover tax obligations	—	—	10	—	—	—	10	—	10
Non-cash compensation expense	—	—	930	—	—	—	930	—	930
Balances at June 30, 2021	270	25,010	169,070	(10,000)	(192,050)	(8,960)	(16,660)	(5,830)	(22,490)
Net loss	—	—	—	—	(2,470)	—	(2,470)	(300)	(2,770)
Other comprehensive loss, net of tax	—	—	—	—	—	(1,650)	(1,650)	—	(1,650)
Shares surrendered upon vesting of employees stock compensation awards to cover tax obligations	—	—	(10)	—			(10)	—	(10)
Non-cash compensation expense	—	—	990	—	—	—	990	—	990
Balances at September 30, 2021	$270	$25,010	$170,050	$(10,000)	$(194,520)	$(10,610)	$(19,800)	$(6,130)	$(25,930)

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
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2021. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. It is management’s opinion that these condensed consolidated financial statements contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results for the full year.
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

HORIZON GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has a history of recurring net operating losses and cash outflows from operations. In addition, the Company currently projects it will not generate sufficient cash flows from operations, or have access to other sources of liquidity, to sustain its operating needs or to meet the Company's obligations as they become due over the twelve-month period subsequent to the date of the filing of this Quarterly Report on Form 10-Q. In addition, as of September 30, 2022, the Company was in compliance with all applicable covenants in agreements governing its debt. However, based on the Company’s projected financial performance for the twelve-month period subsequent to the date of the filing of this Quarterly Report on Form 10-Q, the Company currently projects that it will not be in compliance with a financial covenant under the Company’s Senior Term Loan Credit Agreement, as defined in Note 7, Long-term Debt, as of March 31, 2023, which would result in an event of default. Such a default would allow the lender under the Senior Term Loan Credit Agreement to accelerate the maturity of the debt, which carries a balance of $225.0 million as of September 30, 2022, making it due and payable at that time. This would, in turn, result in a cross-default of the Company’s Revolving Credit Facility, as defined in Note 7, Long-term Debt, which carries a balance of $70.4 million as of September 30, 2022. Further, if the Company’s independent registered public accounting firm includes an explanatory paragraph, other than for debt maturing within one year, regarding the Company’s ability to continue as a going concern in its report on the Company’s financial statements for the twelve months ending December 31, 2022, this would be an event of default under the Company’s Senior Term Loan Credit Agreement and also result in a cross-default of the Revolving Credit Facility at the time the Company’s financial statements for the twelve months ending December 31, 2022 are filed with the SEC. The Company does not currently have sufficient cash on hand, liquidity or projected future cash flows to repay these outstanding amounts upon an event of default. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.
In response to these conditions, the Company has undertaken a review of strategic alternatives for the business, which could involve a sale of a portion or the entirety of the business. The Company has also undertaken discussions with its lender to amend the terms of its financial covenant under the Senior Term Loan Credit Agreement. The Company has a history of successfully amending and extending credit agreements with its current lenders. The process of undertaking such activities is actively ongoing, however, there can be no assurances that this process will result in the completion of any transaction or other alternative that would alleviate such conditions. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.
The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
2. New Accounting Pronouncements
As of September 30, 2022, there have been no new accounting pronouncements recently issued or adopted that have had or are reasonably likely to have a material impact on the Company’s condensed consolidated financial statements.
3. Inventories
Inventories consist of the following components:

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Finished goods	$87,950	$85,770
Work in process	13,660	15,570
Raw materials	53,990	61,490
Total	$155,600	$162,830

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. Property and Equipment, Net
Property and equipment, net consists of the following components:

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Land and land improvements	$410	$480
Buildings and building improvements	18,950	22,210
Machinery and equipment	129,380	135,110
Gross property and equipment	148,740	157,800
Accumulated depreciation	(82,540)	(86,190)
Total	$66,200	$71,610
During the three and nine months ended September 30, 2022, depreciation expense was $3.2 million and $10.0 million, respectively. During the three and nine months ended September 30, 2021, depreciation expense was $4.0 million and $11.7 million, respectively.
5. Other Intangible Assets
Gross carrying amounts and accumulated amortization of other intangible assets are as follows:

	September 30, 2022
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships (2 – 20 years)	$157,570	$(137,980)	$19,590
Technology and other (3 – 15 years)	23,280	(21,040)	2,240
Sub-total	180,850	(159,020)	21,830
Trademark/Trade names, indefinite-lived	19,580	—	19,580
Total	$200,430	$(159,020)	$41,410

	December 31, 2021
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships (2 – 20 years)	$162,390	$(137,420)	$24,970
Technology and other (3 – 15 years)	23,870	(20,830)	3,040
Sub-total	186,260	(158,250)	28,010
Trademark/Trade names, indefinite-lived	20,900	—	20,900
Total	$207,160	$(158,250)	$48,910

During the three and nine months ended September 30, 2022, amortization expense related to other intangible assets was $1.1 million and $3.3 million, respectively. During the three and nine months ended September 30, 2021, amortization expense related to other intangible assets was $1.3 million and $4.2 million, respectively.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Accrued and Other Long-term Liabilities
Accrued liabilities consist of the following components:

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Customer incentives	$14,640	$13,030
Accrued compensation	8,120	7,520
Accrued interest	3,630	3,430
Customer claims	2,850	2,900
Accrued transportation costs	2,830	5,600
Short-term tax liabilities	2,560	3,530
Litigation settlements	960	1,290
Accrued professional services	850	1,700
Other	5,220	5,870
Total	$41,660	$44,870
Other long-term liabilities consist of the following components:

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Litigation settlements	$1,180	$1,820
Customer incentives	230	—
Long-term tax liabilities	130	130
Other	6,850	6,970
Total	$8,390	$8,920

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. Long-term Debt
Long-term debt consists of the following components:

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Revolving Credit Facility	$70,400	$58,050
Senior Term Loan	225,000	100,000
Convertible Notes	—	125,000
Bank facilities, finance leases and other long-term debt	14,160	17,800
Gross debt	309,560	300,850
Less:
Short-term borrowings and current maturities, long-term debt	74,450	3,780
Gross long-term debt	235,110	297,070
Unamortized debt issuance costs and discount:
Unamortized debt issuance costs and original issuance discount on Senior Term Loan	(26,020)	(22,170)
Unamortized debt issuance costs and discount on Convertible Notes	—	(4,350)
Total	(26,020)	(26,520)
Long-term debt	$209,090	$270,550
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
Effective March 31, 2022, the Company entered into an amendment to the Loan Agreement (the “Eighth Amendment”) that temporarily increased the Company’s ability to borrow against receivables and in-transit inventory as well as inventory located in the Company’s Mexico facilities, which was initially effective through June 30, 2022. On June 30, 2022, the Loan Agreement was amended to extend the effective date of the temporary borrowing capacity through September 30, 2022, and was subsequently amended on September 26, 2022 (the “Tenth Amendment”) to extend the effective date through January 16, 2023. The Eighth Amendment also replaced the London Interbank Offered Rate (“LIBOR”) based interest rate with the Adjusted Term Secured Overnight Financing Rate (“SOFR”). As a result of the Eighth Amendment, interest on loans under the Loan Agreement is payable in cash at the interest rate of SOFR plus 4.00% per annum, subject to a 1.00% SOFR floor. The Tenth Amendment amended the interest rate such that beginning September 30, 2022, the interest rate on all loans under the Loan Agreement is SOFR plus 4.50% to 5.00% per annum, subject to a 1.00% SOFR floor and certain conditions defined in the Loan Agreement.
The Tenth Amendment also provides the Company an additional $5.0 million of availability above the customary borrowing base limitations, which is effective through November 16, 2022, at which point it will be reduced to $2.5 million through December 16, 2022, and expire thereafter. Pursuant to the terms of the Tenth Amendment, the Company entered into a cash dominion triggering period that permits the agent under the Loan Agreement to use the Company’s cash receipts to repay outstanding borrowings under the Revolving Credit Facility. The Company will remain in dominion until its availability under the Revolving Credit Facility exceeds the dominion threshold in the Loan Agreement for 20 consecutive calendar days. As a result of the cash dominion triggering event, all outstanding borrowings on the Loan Agreement are included in short-term borrowings and current maturities, long-term debt in the accompanying condensed consolidated balance sheets.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During the three and nine months ended September 30, 2022, the Company recognized $0.1 million and $0.3 million of amortization of debt issuance costs, respectively, and during the three and nine months ended September 30, 2021, the Company recognized $0.1 million and $0.4 million of amortization of debt issuance costs, respectively, in interest expense in the accompanying condensed consolidated statements of operations.
As of September 30, 2022 and December 31, 2021, there was $0.6 million and $0.8 million of unamortized debt issuance costs, respectively, included in other assets in the accompanying condensed consolidated balance sheets.
As of September 30, 2022 and December 31, 2021, the Company had $9.7 million and $27.4 million of availability, respectively, under the Revolving Credit Facility.
As of September 30, 2022 and December 31, 2021, the Company had $3.2 million and $2.1 million of letters of credit issued and outstanding, respectively, under the Revolving Credit Facility with no cash collateral requirement. As of September 30, 2022 and December 31, 2021, the Company also had $4.1 million and $4.2 million of other letters of credit issued and outstanding, respectively, under the Revolving Credit Facility with a cash collateral requirement. The cash collateral requirement is 105% of the outstanding letters of credit. As of September 30, 2022 and December 31, 2021, the Company had cash collateral of $4.9 million. Cash collateral is included in restricted cash in the accompanying condensed consolidated balance sheets.
Senior Term Loan Credit Agreement
In February 2021, the Company entered into a credit agreement (the “Senior Term Loan Credit Agreement”) with Atlantic Park Strategic Capital Fund, L.P. (“Atlantic Park”), as administrative agent and collateral agent, and the lenders party thereto. The Senior Term Loan Credit Agreement provided for an initial term loan facility (the “2021 Senior Term Loan”) in the aggregate principal amount of $100.0 million, all of which was borrowed by the Company and was used to repay the Company’s former term loan. The Senior Term Loan Credit Agreement also provided for a delayed draw term loan facility in the aggregate principal amount of up to $125.0 million, which was available to be drawn by the Company in up to three separate borrowings through June 30, 2022.
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Debt issuance costs of $0.5 million and original issuance discount of $1.1 million were incurred in connection with the February 2022 Delayed Draw Term Loan. During the nine months ended September 30, 2022, the $0.5 million of debt issuance costs were included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The $1.1 million original issuance discount was allocated to each instrument on a relative fair value basis. The $1.0 million allocated to the February 2022 Delayed Draw Term Loan will be amortized into interest expense over the contractual term of the loan using the effective interest method and the $0.1 million allocated to the Senior Term Loan Amendment Warrants was recorded as a reduction of equity.
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
In June 2022, the Company borrowed the remaining $90.0 million under the Company’s existing delayed draw term loan facility (the “June 2022 Delayed Draw Term Loan”). The proceeds of the June 2022 Delayed Draw Term Loan were used by the Company to repay $85.0 million of principal and $1.7 million of accrued interest on the Company’s Convertible Notes, as defined below, which matured on July 1, 2022. Original issuance discount of $2.7 million was incurred in connection with the June 2022 Delayed Draw Term Loan and will be amortized into interest expense over the contractual term of the loan using the effective interest method.
Following the full draw on the delayed draw term loans, the February 2022 Delayed Draw Term Loan, the June 2022 Delayed Draw Term Loan and the 2021 Senior Term Loan are collectively referred to as the Senior Term Loan. Interest on the Senior Term Loan is payable in cash on a monthly or quarterly basis, at the election of the Company, at the interest rate of LIBOR plus 7.50% per annum, subject to a 1.00% LIBOR floor. All outstanding borrowings under the Senior Term Loan Credit Agreement mature on February 2, 2027.
During the three and nine months ended September 30, 2022, the Company recognized $1.1 million and $3.0 million of amortization of debt issuance and discount costs, respectively. During the three and nine months ended September 30, 2021 the Company recognized $0.7 million and $1.8 million of amortization of debt issuance and discount costs, respectively. Amortization of debt issuance and discount costs is included in interest expense in the accompanying condensed consolidated statements of operations.
Convertible Notes
In February 2017, the Company completed a public offering of 2.75% Convertible Senior Notes (the “Convertible Notes”) in an aggregate principal amount of $125.0 million. During the second quarter of 2022, the Company issued Series B Preferred Stock, as defined below, in exchange for $40.0 million of the outstanding principal balance of the Convertible Notes. On July 1, 2022, the proceeds of the June 2022 Delayed Draw Term Loan were used to repay $85.0 million of principal and $1.7 million of accrued interest on the Convertible Notes.
During the three and nine months ended September 30, 2022, the Company recognized interest expense of $0.8 million and $6.4 million, respectively, and during the three and nine months ended September 30, 2021, the Company recognized interest expense of $2.6 million and $7.9 million, respectively, in the accompanying condensed consolidated statements of operations. The interest expense recognized consists of contractual interest coupon, amortization of debt discount and amortization of debt issuance costs.
Replacement Term Loan
As a result of the Company’s entering into the Senior Term Loan Credit Agreement in the first quarter of 2021, the Company’s former term loan (the “Replacement Term Loan”) was terminated and is no longer in effect. As of September 30, 2022 and December 31, 2021, the Company had no aggregate principal outstanding and no unamortized debt issuance and discount costs.
During the three and nine months ended September 30, 2022, the Company recognized no amortization of debt issuance costs and no paid-in-kind (“PIK”) interest. During the three and nine months ended September 30, 2021, the Company recognized no amortization of debt issuance costs and $0.4 million amortization of debt issuance costs, respectively, in interest expense in the accompanying condensed consolidated statements of operations. During the three and nine months ended September 30, 2021, the Company recognized no PIK interest and $0.7 million of PIK interest, respectively, in interest expense in the accompanying condensed consolidated statements of operations.

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. Redeemable Preferred Stock
In February 2022, the Company executed a commitment letter with Corre Partners Management, LLC, acting on behalf of certain investment funds for which it acts as investment manager (collectively, the “Corre Funds”), to issue, solely at the Company’s option, up to $40.0 million of a new series of the Company’s preferred stock, the proceeds of which could be used by the Company to repay a portion of the Company’s Convertible Notes and for working capital and general corporate purposes.
In June 2022, the Company entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with the Corre Funds pursuant to which the Corre Funds purchased 40,000 shares of the Company’s Series B Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), in exchange for $40.0 million aggregate principal amount of the Company’s Convertible Notes, which were cancelled by the Company. Pursuant to the terms of the Purchase Agreement, the Company also issued the Corre Funds an additional 1,000 shares of Series B Preferred Stock in satisfaction of its obligation to pay Corre Funds a commitment fee pursuant to the terms of the commitment letter. During the nine months ended September 30, 2022, the Company recognized the $1.0 million commitment fee in other expense, net in the accompanying condensed consolidated statements of operations.
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
The Series B Preferred Stock will be convertible into shares of the Company’s common stock, par value $0.01 per share, at the option of the Corre Funds and subject to shareholder approval, if the Company’s total net leverage ratio (as defined in the Senior Term Loan Credit Agreement), commencing with the fiscal quarter ending March 31, 2023, exceeds 6.50 to 1.00 or all of the outstanding Series B Preferred Stock is not redeemed on or before the earlier of the 91st day after a repayment of the Senior Term Loan and February 10, 2025. If the Series B Preferred Stock becomes convertible, each share of Series B Preferred Stock would be convertible into a number of shares of the Company’s common stock equal to the conversion value divided by 90% of the volume-weighted average price of the common stock over a period of 30 trading days prior to such conversion, with the conversion value being equal to (i) 102.0% of the Liquidation Value if the conversion occurs on or before December 31, 2022, (ii) 105.0% of the Liquidation Value if the conversion occurs after December 31, 2022 but on or before December 31, 2023 and (iii) 106.0% of the Liquidation Value if the conversion occurs after December 31, 2023.
In accordance with guidance in ASC 480, the Series B Preferred Stock met the definition of a mandatorily redeemable financial instrument and criteria for liability classification and is recorded in redeemable preferred stock in the accompanying condensed consolidated balance sheets. The Company determined the fair value of the Series B Preferred Stock to be $41.0 million. The Series B Preferred Stock will be accreted up to its mandatory redemption value and into interest expense using the effective interest method.
During the three and nine months ended September 30, 2022, the Company recognized dividends in kind of $1.1 million and $1.2 million in interest expense, respectively, in the accompanying condensed consolidated statements of operations. During the three and nine months ended September 30, 2022, the Company recognized debt redemption costs of $0.2 million in interest expense in the accompanying condensed consolidated statements of operations.

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
Supplemental information for the Company’s leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Operating lease cost	$3,430	$3,040	$10,670	$10,670

	Nine Months Ended September 30,
	2022	2021
Operating cash flows from operating leases	$10,260	$9,980
ROU assets obtained in exchange for operating lease obligations	$2,850	$910

	September 30, 2022	December 31, 2021
Weighted average remaining lease term (years)	4.7	5.1
Weighted average discount rate	8.3%	8.4%
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the numerator and the denominator of basic income (loss) per share attributable to Horizon Global and diluted income (loss) per share attributable to Horizon Global is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands, except for per share amounts)
Numerator:
Net loss	$(25,680)	$(2,770)	$(75,060)	$(16,960)
Less: Net loss attributable to noncontrolling interest	(220)	(300)	(720)	(970)
Net loss attributable to Horizon Global	$(25,460)	$(2,470)	$(74,340)	$(15,990)
Denominator:
Weighted average shares outstanding, basic	27,676,025	27,286,600	27,551,405	27,019,554
Dilutive effect of common stock equivalents	—	—	—	—
Weighted average shares outstanding, diluted	27,676,025	27,286,600	27,551,405	27,019,554

Basic loss per share attributable to Horizon Global	$(0.92)	$(0.09)	$(2.70)	$(0.59)
Diluted loss per share attributable to Horizon Global	$(0.92)	$(0.09)	$(2.70)	$(0.59)
As a result of the net loss for the three and nine months ended September 30, 2022 and three and nine months ended September 30, 2021, the effect of certain dilutive securities was excluded from the computation of weighted average diluted shares outstanding, as inclusion would have resulted in anti-dilution. A summary of these anti-dilutive common stock equivalents are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Number of options	18,961	18,961	18,961	18,961
Exercise price of options	$9.20 - $11.02	$9.20 - $11.02	$9.20 - $11.02	$9.20 - $11.02
Restricted stock units	2,464,742	1,761,463	2,238,974	1,863,498
Convertible Notes	—	5,005,000	3,318,333	5,005,000
Convertible Notes warrants	5,005,000	5,005,000	5,005,000	5,005,000
Common stock warrants	10,206,146	9,231,146	10,059,717	8,810,164

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
During the nine months ended September 30, 2022, the Company granted restricted stock units (“RSUs”) and performance stock units (“PSUs”) to certain key employees and non-employee directors. The grant date fair values for the RSUs and PSUs are based on the closing trading price of the Company’s common stock on the date of grant. The RSUs vest ratably over a three-year period, while the PSUs cliff vest after a three-year period, upon achieving the performance criteria. The performance criteria for the PSUs is based on the Company’s three-year cumulative EBITDA.
During the three and nine months ended September 30, 2022, the Company recognized $(2.5) million and $(0.4) million of non-cash stock compensation income, respectively, related to RSUs and PSUs and for the three and nine months ended September 30, 2021, the Company recognized $0.9 million and $2.6 million of non-cash stock compensation expense, respectively, related to RSUs and PSUs. Non-cash stock compensation is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.
12. Shareholders’ Equity
Common Stock Warrants
In February 2022, in connection with the February 2022 Delayed Draw Term Loan, the Company issued the Senior Term Loan Amendment Warrants to purchase up to 975,000 shares of the Company’s common stock, with an exercise price of $9.00 per share. See Note 7, Long-term Debt, for additional information.
During the nine months ended September 30, 2022, no warrants were exercised. During the nine months ended September 30, 2021, a related-party entity, JKI Holdings, LLC, an entity owned by the chair of our board of directors, exercised in full the warrants that it originally received in connection with warrants issued in March 2019, and paid the exercise price in cash and received 278,283 shares of common stock.
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

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s operating segment activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Net Sales
Horizon Americas	$79,220	$115,850	$292,080	$354,060
Horizon Europe-Africa	69,750	80,690	218,970	263,790
Total	$148,970	$196,540	$511,050	$617,850
Operating (Loss) Profit
Horizon Americas	$(3,500)	$12,400	$(6,410)	$41,000
Horizon Europe-Africa	(2,940)	(150)	(8,730)	2,550
Corporate	(2,180)	(5,920)	(17,350)	(19,110)
Total	$(8,620)	$6,330	$(32,490)	$24,440

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
The Company’s net sales by segment and disaggregated by major sales channel are as follows:

	Three Months Ended September 30, 2022
	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Net Sales
Aftermarket	$14,860	$14,690	$29,550
Automotive OEM	27,190	37,460	64,650
Automotive OES	2,020	14,480	16,500
Retail	20,330	—	20,330
E-commerce	7,430	2,200	9,630
Industrial	7,390	260	7,650
Other	—	660	660
Total	$79,220	$69,750	$148,970

HORIZON GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30, 2021
	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Net Sales
Aftermarket	$35,390	$22,400	$57,790
Automotive OEM	24,690	34,590	59,280
Automotive OES	3,570	20,790	24,360
Retail	26,460	—	26,460
E-commerce	16,970	1,950	18,920
Industrial	8,770	480	9,250
Other	—	480	480
Total	$115,850	$80,690	$196,540

	Nine Months Ended September 30, 2022
	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Net Sales
Aftermarket	$66,980	$51,050	$118,030
Automotive OEM	76,780	113,660	190,440
Automotive OES	10,170	44,690	54,860
Retail	67,860	—	67,860
E-commerce	41,480	6,810	48,290
Industrial	28,810	910	29,720
Other	—	1,850	1,850
Total	$292,080	$218,970	$511,050

	Nine Months Ended September 30, 2021
	Horizon Americas	Horizon Europe-Africa	Total
	(dollars in thousands)
Net Sales
Aftermarket	$107,640	$70,950	$178,590
Automotive OEM	74,860	127,340	202,200
Automotive OES	11,670	56,820	68,490
Retail	81,650	—	81,650
E-commerce	51,220	5,340	56,560
Industrial	27,020	1,660	28,680
Other	—	1,680	1,680
Total	$354,060	$263,790	$617,850

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
During the three and nine months ended September 30, 2022, the effective income tax rate was (4.3)% and (2.4)%, respectively. During the three and nine months ended September 30, 2021, the effective income tax rate was (17.4)% and (19.9)%, respectively. The differences in the effective tax rate compared to the statutory tax rate are attributable to the valuation allowance recorded in the U.S. and several foreign jurisdictions, which resulted in no income tax benefit recognized for jurisdictional pretax losses, and therefore, are excluded from the estimated effective tax rate.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis. In completing this evaluation, the Company considers all available evidence in order to determine whether, based on the weight of the evidence, a valuation allowance is necessary. Full valuation allowances that are recorded for deferred tax assets in the U.S. and certain foreign jurisdictions will be maintained until sufficient positive evidence exists to reduce or eliminate them. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include, but are not limited to, recent historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences, and tax planning strategies. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. The Company has recently experienced pre-tax losses. As of September 30, 2022, the Company believes that it is more likely than not that the recorded deferred tax assets will be realized.
15. Other Expense, Net
Other expense, net consists of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Foreign currency loss	$(5,240)	$(1,370)	$(9,400)	$(3,020)
Customer early pay discounts	(570)	(280)	(1,230)	(780)
Net gain (loss) on disposition of business	40	—	(3,050)	(2,230)
Series B commitment fee	—	—	(1,000)	—
Other, net	10	(70)	70	90
Total	$(5,760)	$(1,720)	$(14,610)	$(5,940)

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
•Our ability to efficiently manage our cost structure via global supply base management, internal sourcing and/or purchasing of materials, freight and logistics management, selective outsourcing of support functions, working capital management and a global approach to leverage our administrative functions; and
•Our ability to manage liquidity and other economic and business uncertainties that may result in future business disruption, including inflation and deflation rates, interest rate volatility, the ongoing global semiconductor shortage, rising energy costs, as well as transportation and other logistic constraints.
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
Adjusted EBITDA for our operating segments for the three months ended September 30, 2022 is as follows:

	Three Months Ended September 30, 2022
	Horizon Americas	Horizon Europe-Africa	Corporate	Consolidated
	(dollars in thousands)
Net loss attributable to Horizon Global				$(25,460)
Net loss attributable to noncontrolling interest				(220)
Net loss				$(25,680)
Interest expense				10,230
Income tax expense				1,070
Depreciation and amortization				4,300
EBITDA	$(2,610)	$(4,490)	$(2,980)	$(10,080)
Net loss attributable to noncontrolling interest	—	220	—	220
Severance	200	40	10	250
Restructuring, relocation and related business disruption costs	90	20	220	330
Non-cash stock compensation	—	—	(2,470)	(2,470)
Loss (gain) on business divestitures and other assets	580	20	(30)	570
Unrealized foreign currency remeasurement costs	370	3,950	920	5,240
Adjusted EBITDA	$(1,370)	$(240)	$(4,330)	$(5,940)

Adjusted EBITDA for our operating segments for the three months ended September 30, 2021 is as follows:

	Three Months Ended September 30, 2021
	Horizon Americas	Horizon Europe-Africa	Corporate	Consolidated
	(dollars in thousands)
Net loss attributable to Horizon Global				$(2,470)
Net loss attributable to noncontrolling interest				(300)
Net income				$(2,770)
Interest expense				6,970
Income tax expense				410
Depreciation and amortization				5,210
EBITDA	$14,050	$2,030	$(6,260)	$9,820
Net loss attributable to noncontrolling interest	—	300	—	300
Severance	50	—	—	50
Restructuring, relocation and related business disruption costs	60	30	10	100
Non-cash stock compensation	—	—	880	880
Loss on business divestitures and other assets	300	10	10	320
Debt issuance costs	—	70	100	170
Unrealized foreign currency remeasurement costs	(10)	950	400	1,340
Adjusted EBITDA	$14,450	$3,390	$(4,860)	$12,980

Segment and Other Supplemental Information
A summary of operating segment and other supplemental financial information for the three months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,				Change		Constant Currency Change
	2022	As a Percentage of Net Sales	2021	As a Percentage of Net Sales	$	%	$	%
	(dollars in thousands)
Net Sales
Horizon Americas	$79,220	53.2%	$115,850	58.9%	$(36,630)	(31.6%)	$(36,620)	(31.6%)
Horizon Europe-Africa	69,750	46.8%	80,690	41.1%	(10,940)	(13.6%)	520	0.6%
Total	$148,970	100.0%	$196,540	100.0%	$(47,570)	(24.2%)	$(36,100)	(18.4%)
Gross Profit
Horizon Americas	$11,780	14.9%	$29,310	25.3%	$(17,530)	(59.8%)	$(17,520)	(59.8%)
Horizon Europe-Africa	4,870	7.0%	9,450	11.7%	(4,580)	(48.5%)	(3,770)	(39.9%)
Total	$16,650	11.2%	$38,760	19.7%	$(22,110)	(57.0%)	$(21,290)	(54.9%)
Selling, General and Administrative Expenses
Horizon Americas	$15,280	19.3%	$16,910	14.6%	$(1,630)	(9.6%)	$(1,620)	(9.6%)
Horizon Europe-Africa	7,810	11.2%	9,600	11.9%	(1,790)	(18.6%)	(510)	(5.3%)
Corporate	2,180	N/A	5,920	N/A	(3,740)	(63.2%)	(3,740)	(63.2%)
Total	$25,270	17.0%	$32,430	16.5%	$(7,160)	(22.1%)	$(5,870)	(18.1%)
Operating (Loss) Profit
Horizon Americas	$(3,500)	(4.4)%	$12,400	10.7%	$(15,900)	(128.2%)	$(15,900)	(128.2%)
Horizon Europe-Africa	(2,940)	(4.2)%	(150)	(0.2)%	(2,790)	(1,860.0%)	(3,260)	(2,173.3%)
Corporate	(2,180)	N/A	(5,920)	N/A	3,740	63.2%	3,740	63.2%
Total	$(8,620)	(5.8)%	$6,330	3.2%	$(14,950)	(236.2%)	$(15,420)	(243.6%)
Capital Expenditures
Horizon Americas	$80	0.1%	$2,170	1.9%	$(2,090)	(96.3%)	$(2,090)	(96.3%)
Horizon Europe-Africa	3,010	4.3%	2,620	3.2%	390	14.9%	1,250	47.7%
Corporate	—	N/A	—	N/A	—	—%	—	—%
Total	$3,090	2.1%	$4,790	2.4%	$(1,700)	(35.5%)	$(840)	(17.5%)
Depreciation of Property and Equipment and Amortization of Intangibles
Horizon Americas	$1,890	2.4%	$1,990	1.7%	$(100)	(5.0%)	$(100)	(5.0%)
Horizon Europe-Africa	2,380	3.4%	3,180	3.9%	(800)	(25.2%)	(410)	(12.9%)
Corporate	30	N/A	40	N/A	(10)	(25.0%)	(10)	(25.0%)
Total	$4,300	2.9%	$5,210	2.7%	$(910)	(17.5%)	$(520)	(10.0%)
Adjusted EBITDA
Horizon Americas	$(1,370)	(1.7)%	$14,450	12.5%	$(15,820)	(109.5%)	N/A	N/A
Horizon Europe-Africa	(240)	(0.3)%	3,390	4.2%	(3,630)	(107.1%)	N/A	N/A
Corporate	(4,330)	N/A	(4,860)	N/A	530	10.9%	N/A	N/A
Total	$(5,940)	(4.0)%	$12,980	6.6%	$(18,920)	(145.8%)	N/A	N/A

Results of Operations
Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021
Consolidated net sales decreased $47.5 million, or 24.2%, to $149.0 million during the three months ended September 30, 2022, as compared to $196.5 million during the three months ended September 30, 2021. Net sales for Horizon Americas decreased $36.6 million, driven primarily by lower sales volumes in the aftermarket sales channel, partially offset by customer pricing recovery initiatives put in place in response to commodity and input cost increases. Net sales for Horizon Europe-Africa decreased $10.9 million, driven primarily by lower sales volumes in the aftermarket and automotive OES sales channels and $11.5 million of unfavorable currency translation, partially offset by customer pricing recovery initiatives put in place in response to commodity and input cost increases.
Gross profit margin (gross profit as a percentage of net sales) was 11.2% and 19.7% during the three months ended September 30, 2022 and 2021, respectively. The decline in gross profit margin is primarily due to lower net sales in Horizon Americas and Horizon Europe-Africa as detailed above and is inclusive of a significant mix shift from higher margin sales channels to lower margin sales channels, and is net of customer pricing recoveries discussed above. The decline was also driven by unfavorable cost performance, primarily attributable to unfavorable material, supply chain and other manufacturing input costs associated with global macroeconomic factors experienced during the third quarter of 2022.
Selling, general and administrative (“SG&A”) expenses decreased $7.2 million, primarily attributable to $3.4 million lower non-cash stock compensation, coupled with favorable distribution center lease, operating and support costs as well as currency translation in Horizon Americas and Horizon Europe-Africa, respectively.
Operating margin (operating (loss) profit as a percentage of net sales) was (5.8)% and 3.2% during the three months ended September 30, 2022 and 2021, respectively. Operating profit declined $14.9 million to an operating loss of $8.6 million during the three months ended September 30, 2022, as compared to an operating profit of $6.3 million during the three months ended September 30, 2021. The changes in operating profit and operating margin were primarily due to the gross profit performance decline detailed above.
Other expense, net increased $4.1 million to $5.8 million during the three months ended September 30, 2022, as compared to $1.7 million during the three months ended September 30, 2021, primarily attributable to $3.9 million of higher foreign currency loss during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021.
Interest expense increased $3.2 million to $10.2 million during the three months ended September 30, 2022, as compared to $7.0 million during the three months ended September 30, 2021, primarily as a result of the Company’s amendments to its Senior Term Loan Credit Agreement, as defined below, which resulted in additional borrowings in the first and second quarters of 2022 and increased interest expense for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The increased interest expense is also attributable to paid-in-kind dividends and redemption costs associated with the Company’s redeemable preferred stock, which was issued in June 2022. Refer to Note 7, Long-term Debt and Note 8, Redeemable Preferred Stock in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this Quarterly Report on Form 10-Q for additional information of the Company’s long-term debt and redeemable preferred stock.
The effective income tax rate for the three months ended September 30, 2022 and 2021 was (4.3)% and (17.4)%, respectively. The effective income tax rate for both periods is attributable to the Company’s valuation allowance recorded in the U.S. and several foreign jurisdictions, which resulted in no income tax benefit recognized for jurisdictional pretax losses, and therefore, are excluded from the estimated effective tax rate.
Net loss increased $22.9 million to $25.7 million during the three months ended September 30, 2022, compared to net loss of $2.8 million during the three months ended September 30, 2021. The change in net loss was attributable to the operational results detailed above.
See below for a discussion of operating results by segment.

Horizon Americas
Net sales by sales channel, in thousands, for Horizon Americas are as follows:

	Three Months Ended September 30,		Change
	2022	2021	$	%
Net Sales
Aftermarket	$14,860	$35,390	$(20,530)	(58.0)%
Automotive OEM	27,190	24,690	2,500	10.1%
Automotive OES	2,020	3,570	(1,550)	(43.4)%
Retail	20,330	26,460	(6,130)	(23.2)%
E-commerce	7,430	16,970	(9,540)	(56.2)%
Industrial	7,390	8,770	(1,380)	(15.7)%
Total	$79,220	$115,850	$(36,630)	(31.6)%
Net sales decreased $36.6 million, or 31.6%, to $79.2 million during the three months ended September 30, 2022, as compared to $115.9 million during the three months ended September 30, 2021, primarily attributable to lower sales volumes in the aftermarket, e-commerce, and retail sales channels, driven by customers using existing inventories to satisfy consumer demand as well as material availability constraints. The decrease in net sales was partially offset by $10.9 million of customer pricing recoveries, primarily in the aftermarket, OE, retail and e-commerce sales channels, to recover increased material and input costs. The decrease was also partially offset by a $2.2 million reduction in sales returns and allowances.
Horizon Americas’ gross profit decreased $17.5 million, or 59.8%, to $11.8 million, or 14.9% of net sales, during the three months ended September 30, 2022, as compared to $29.3 million, or 25.3% of net sales, during the three months ended September 30, 2021. The decrease in gross profit and gross profit margin reflects the changes in net sales detailed above, inclusive of a significant mix shift from higher margin sales channels to lower margin sales channels, and is net of customer pricing recoveries discussed above. Gross profit and gross profit margin were also negatively impacted in the third quarter of 2022 by a continuation of elevated material, supply chain and other manufacturing input costs attributable to significant commodity and logistics cost increases in the Company’s supply chain due to global macroeconomic factors. These global macroeconomic factors impacted business performance and were not able to be fully passed through to our customers during the third quarter of 2022, given there is generally a delay in such recoveries due to market pressures and restrictions within certain customer contracts.
SG&A expenses decreased $1.6 million to $15.3 million, or 19.3% of net sales, during the three months ended September 30, 2022, as compared to $16.9 million, or 14.6% of net sales, during the three months ended September 30, 2021. The decrease in SG&A expenses is primarily attributable to $1.2 million lower distribution center lease, operating and support costs.
Horizon Americas’ operating profit decreased $15.9 million to an operating loss of $3.5 million, or (4.4)% of net sales, during the three months ended September 30, 2022, as compared to an operating profit of $12.4 million, or 10.7% of net sales, during the three months ended September 30, 2021. The decline in operating profit and operating margin were primarily due to the operational results detailed above.
Horizon Americas’ Adjusted EBITDA was $(1.4) million during the three months ended September 30, 2022, as compared to Adjusted EBITDA of $14.5 million during the three months ended September 30, 2021. Adjusted EBITDA declined due to the operational results detailed above.

Horizon Europe-Africa
Net sales by sales channel, in thousands, for Horizon Europe-Africa are as follows:

	Three Months Ended September 30,		Change
	2022	2021	$	%
Net Sales
Aftermarket	$14,690	$22,400	$(7,710)	(34.4)%
Automotive OEM	37,460	34,590	2,870	8.3%
Automotive OES	14,480	20,790	(6,310)	(30.4)%
E-commerce	2,200	1,950	250	12.8%
Industrial	260	480	(220)	(45.8)%
Other	660	480	180	37.5%
Total	$69,750	$80,690	$(10,940)	(13.6)%
Net sales decreased $10.9 million, or 13.6%, to $69.8 million during the three months ended September 30, 2022, as compared to $80.7 million, during the three months ended September 30, 2021, primarily attributable to lower sales volumes in the aftermarket and automotive OES sales channels driven primarily by material availability constraints. The decrease includes $11.5 million of unfavorable currency translation. The decrease was partially offset by $8.4 million of customer pricing recoveries, primarily in the aftermarket and OE sales channels, to recover increased material and input costs.
Horizon Europe-Africa’s gross profit decreased $4.6 million, or 48.5%, to $4.9 million, or 7.0% of net sales, during the three months ended September 30, 2022, as compared to $9.5 million, or 11.7% of net sales, during the three months ended September 30, 2021. The decrease in gross profit and gross profit margin reflects the changes in net sales detailed above, coupled with the unfavorable impact of increased material, supply chain and other manufacturing input costs, net of customer pricing recoveries. Gross profit and gross profit margin were also negatively impacted in the third quarter of 2022 by the inability to flex costs efficiently driven by lower sales volumes. The input cost increases were not able to be fully passed through to our customers during the third quarter of 2022, given there is generally a delay in such recoveries due to market pressures and restrictions within certain customer contracts.
SG&A expenses decreased $1.8 million to $7.8 million, or 11.2% of net sales, during the three months ended September 30, 2022, as compared to $9.6 million, or 11.9% of net sales, during the three months ended September 30, 2021. The decrease in SG&A expenses is primarily attributable to $1.3 million of favorable currency translation.
Horizon Europe-Africa’s operating profit decreased $2.7 million to an operating loss of $2.9 million, or (4.2)% of net sales, during the three months ended September 30, 2022, as compared to an operating loss of $0.2 million, or (0.2)% of net sales, during the three months ended September 30, 2021. The decline in operating profit and operating margin were primarily due to the operational results detailed above.
Horizon Europe-Africa’s Adjusted EBITDA was $(0.2) million during the three months ended September 30, 2022, as compared to Adjusted EBITDA of $3.4 million during the three months ended September 30, 2021. Adjusted EBITDA declined due to the operational results detailed above.
Corporate Expenses
Corporate expenses included in operating loss decreased $3.7 million to $2.2 million during the three months ended September 30, 2022, as compared to $5.9 million during the three months ended September 30, 2021. The decrease was primarily attributable to $3.4 million lower non-cash stock compensation and other insignificant changes to Corporate expenses.
Corporate Adjusted EBITDA was $(4.3) million during the three months ended September 30, 2022, as compared to Adjusted EBITDA of $(4.9) million during the three months ended September 30, 2021. The change in Adjusted EBITDA was primarily due to the other insignificant changes in Corporate expenses referenced above.

The following table summarizes Adjusted EBITDA for our operating segments for the nine months ended September 30, 2022:

	Nine Months Ended September 30, 2022
	Horizon Americas	Horizon Europe-Africa	Corporate	Consolidated
	(dollars in thousands)
Net loss attributable to Horizon Global				$(74,340)
Net loss attributable to noncontrolling interest				(720)
Net loss				$(75,060)
Interest expense				26,210
Income tax expense				1,750
Depreciation and amortization				13,240
EBITDA	$(2,250)	$(8,220)	$(23,390)	$(33,860)
Net loss attributable to noncontrolling interest	—	720	—	720
Severance	200	90	470	760
Restructuring, relocation and related business disruption costs	470	60	240	770
Non-cash stock compensation	—	—	(420)	(420)
Loss (gain) on business divestitures and other assets	1,270	(60)	3,130	4,340
Debt issuance costs	—	—	1,860	1,860
Unrealized foreign currency remeasurement costs	90	7,150	2,180	9,420
Adjusted EBITDA	$(220)	$(260)	$(15,930)	$(16,410)

The following table summarizes Adjusted EBITDA for our operating segments for the nine months ended September 30, 2021:

	Nine Months Ended September 30, 2021
	Horizon Americas	Horizon Europe-Africa	Corporate	Consolidated
	(dollars in thousands)
Net loss attributable to Horizon Global				$(15,990)
Net loss attributable to noncontrolling interest				(970)
Net loss				$(16,960)
Interest expense				21,000
Income tax expense				2,810
Depreciation and amortization				15,930
EBITDA	$43,230	$10,860	$(31,310)	$22,780
Net loss attributable to noncontrolling interest	—	970	—	970
Severance	50	—	—	50
Restructuring, relocation and related business disruption costs	(780)	50	(30)	(760)
Loss on debt extinguishment	—	—	11,650	11,650
Non-cash stock compensation	—	—	2,590	2,590
Loss on business divestitures and other assets	3,020	—	10	3,030
Debt issuance costs	—	70	290	360
Unrealized foreign currency remeasurement costs	260	1,900	820	2,980
Adjusted EBITDA	$45,780	$13,850	$(15,980)	$43,650

The following table summarizes financial information for our operating segments for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,				Change		Constant Currency Change
	2022	As a Percentage of Net Sales	2021	As a Percentage of Net Sales	$	%	$	%
	(dollars in thousands)
Net Sales
Horizon Americas	$292,080	57.2%	$354,060	57.3%	$(61,980)	(17.5)%	$(61,980)	(17.5)%
Horizon Europe-Africa	218,970	42.8%	263,790	42.7%	(44,820)	(17.0)%	(19,020)	(7.2)%
Total	$511,050	100.0%	$617,850	100.0%	$(106,800)	(17.3)%	$(81,000)	(13.1)%
Gross Profit
Horizon Americas	$41,880	14.3%	$93,660	26.5%	$(51,780)	(55.3)%	$(51,790)	(55.3)%
Horizon Europe-Africa	15,700	7.2%	32,950	12.5%	(17,250)	(52.4)%	(15,380)	(46.7)%
Total	$57,580	11.3%	$126,610	20.5%	$(69,030)	(54.5)%	$(67,170)	(53.1)%
Selling, General and Administrative Expenses
Horizon Americas	$48,290	16.5%	$52,660	14.9%	$(4,370)	(8.3)%	$(4,370)	(8.3)%
Horizon Europe-Africa	24,430	11.2%	30,400	11.5%	(5,970)	(19.6)%	(3,130)	(10.3)%
Corporate	17,350	N/A	19,110	N/A	(1,760)	(9.2)%	(1,760)	(9.2)%
Total	$90,070	17.6%	$102,170	16.5%	$(12,100)	(11.8)%	$(9,260)	(9.1)%
Operating (Loss) Profit
Horizon Americas	$(6,410)	(2.2)%	$41,000	11.6%	$(47,410)	(115.6)%	$(47,420)	(115.7)%
Horizon Europe-Africa	(8,730)	(4.0)%	2,550	1.0%	(11,280)	(442.4)%	(12,250)	(480.4)%
Corporate	(17,350)	N/A	(19,110)	N/A	1,760	9.2%	1,760	9.2%
Total	$(32,490)	(6.4)%	$24,440	4.0%	$(56,930)	(232.9)%	$(57,910)	(236.9)%
Capital Expenditures
Horizon Americas	$1,100	0.4%	$6,550	1.8%	$(5,450)	(83.2)%	$(5,440)	(83.1)%
Horizon Europe-Africa	10,920	5.0%	8,180	3.1%	2,740	33.5%	4,070	49.8%
Corporate	—	N/A	—	N/A	—	—%	—	—%
Total	$12,020	2.4%	$14,730	2.4%	$(2,710)	(18.4)%	$(1,370)	(9.3)%
Depreciation of Property and Equipment and Amortization of Intangibles
Horizon Americas	$5,770	2.0%	$5,680	1.6%	$90	1.6%	$90	1.6%
Horizon Europe-Africa	7,390	3.4%	10,110	3.8%	(2,720)	(26.9)%	(1,870)	(18.5)%
Corporate	80	N/A	140	N/A	(60)	(42.9)%	(60)	(42.9)%
Total	$13,240	2.6%	$15,930	2.6%	$(2,690)	(16.9)%	$(1,840)	(11.6)%
Adjusted EBITDA
Horizon Americas	$(220)	(0.1)%	$45,780	12.9%	$(46,000)	(100.5)%	N/A	N/A
Horizon Europe-Africa	(260)	(0.1)%	13,850	5.3%	(14,110)	(101.9)%	N/A	N/A
Corporate	(15,930)	N/A	(15,980)	N/A	50	0.3%	N/A	N/A
Total	$(16,410)	(3.2)%	$43,650	7.1%	$(60,060)	(137.6)%	N/A	N/A

Results of Operations

Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021
Consolidated net sales decreased $106.8 million, or 17.3%, to $511.1 million during the nine months ended September 30, 2022, as compared to $617.9 million during the nine months ended September 30, 2021. Net sales for Horizon Americas decreased $62.0 million, driven primarily by lower sales volumes in the aftermarket and retail sales channels, partially offset by customer pricing recovery initiatives put in place in response to commodity and input cost increases. Net sales for Horizon Europe-Africa decreased $44.8 million, driven primarily by lower sales volumes in the aftermarket and OE sales channels and $25.8 million of unfavorable currency translation, partially offset by customer pricing recovery initiatives put in place in response to commodity and input cost increases.
Gross profit margin was 11.3% and 20.5% during the nine months ended September 30, 2022 and 2021, respectively. The decline in gross profit margin is primarily due to lower net sales in Horizon Americas and Horizon Europe-Africa as detailed above and is inclusive of a significant mix shift from higher margin sales channels to lower margin sales channels, and is net of customer pricing recoveries discussed above. The decline was also driven by unfavorable cost performance, primarily attributable to unfavorable material, supply chain and other manufacturing input costs associated with global macroeconomic factors during 2022.
SG&A expenses decreased $12.1 million, primarily attributable to $3.0 million lower non-cash stock compensation, coupled with $2.5 million lower personnel and other variable compensation costs across the Company as well as favorable currency translation in Horizon Europe-Africa.
Operating margin was (6.4)% and 4.0% during the nine months ended September 30, 2022 and 2021, respectively. Operating profit declined $56.9 million to an operating loss of $32.5 million during the nine months ended September 30, 2022, from an operating profit of $24.4 million during the nine months ended September 30, 2021. The changes in operating profit and operating margin were primarily due to the gross profit performance decline detailed above.
Other expense, net increased $8.7 million to $14.6 million during the nine months ended September 30, 2022, as compared to $5.9 million during the nine months ended September 30, 2021, primarily attributable to $6.4 million of higher foreign currency loss during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase was also due to a $1.0 million commitment fee per the terms of the commitment letter associated with the Company’s redeemable preferred stock, during the nine months ended September 30, 2022.
Interest expense increased $5.2 million to $26.2 million during the nine months ended September 30, 2022, as compared to $21.0 million during the nine months ended September 30, 2021, primarily as a result of the Company’s amendments to its Senior Term Loan Credit Agreement, which resulted in additional borrowings in the first and second quarters of 2022 and increased interest expense for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The increased interest expense is also attributable to paid-in-kind dividends and redemption costs associated with the Company’s redeemable preferred stock, which was issued in June 2022. Refer to Note 7, Long-term Debt and Note 8, Redeemable Preferred Stock in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” included within this Quarterly Report on Form 10-Q for additional information of the Company’s long-term debt and redeemable preferred stock.
The effective income tax rate for the nine months ended September 30, 2022 and 2021 was (2.4)% and (19.9)%, respectively. The effective income tax rate for both periods is attributable to the Company’s valuation allowance recorded in the U.S. and several foreign jurisdictions, which resulted in no income tax benefit recognized for jurisdictional pretax losses, and therefore, are excluded from the estimated effective tax rate.
Net loss increased $58.1 million, to $75.1 million during the nine months ended September 30, 2022, compared to a net loss of $17.0 million during the nine months ended September 30, 2021. The change in net loss was attributable to the operational results detailed above.
See below for a discussion of operating results by segment.

Horizon Americas
Net sales by sales channel, in thousands, for Horizon Americas are as follows:

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Net Sales
Aftermarket	$66,980	$107,640	$(40,660)	(37.8)%
Automotive OEM	76,780	74,860	1,920	2.6%
Automotive OES	10,170	11,670	(1,500)	(12.9)%
Retail	67,860	81,650	(13,790)	(16.9)%
E-commerce	41,480	51,220	(9,740)	(19.0)%
Industrial	28,810	27,020	1,790	6.6%
Total	$292,080	$354,060	$(61,980)	(17.5)%
Net sales decreased $62.0 million, or 17.5%, to $292.1 million during the nine months ended September 30, 2022, as compared to $354.1 million during the nine months ended September 30, 2021, primarily attributable to lower sales volumes in the aftermarket and retail sales channels driven by customers using existing inventories to satisfy consumer demand as well as material availability constraints. The decrease in net sales was partially offset by $40.4 million of customer pricing recoveries, primarily in the aftermarket, OE, retail and e-commerce sales channels, to recover increased material and input costs. The decrease was also partially offset by a $6.8 million reduction in sales returns and allowances.
Horizon Americas’ gross profit decreased $51.8 million, or 55.3%, to $41.9 million, or 14.3% of net sales, during the nine months ended September 30, 2022, as compared to $93.7 million, or 26.5% of net sales, during the nine months ended September 30, 2021. The decrease in gross profit and gross profit margin reflects the changes in net sales detailed above, inclusive of a significant mix shift from higher margin sales channels to lower margin sales channels, and is net of customer pricing recoveries discussed above. Gross profit and gross profit margin were also negatively impacted in the first three quarters of 2022 by a continuation of elevated material, supply chain and other manufacturing input costs attributable to significant commodity and logistics cost increases in the Company’s supply chain due to global macroeconomic factors. These global macroeconomic factors impacted business performance and were not able to be fully passed through to our customers in the first three quarters of 2022, given there is generally a delay in such recoveries due to market pressures and restrictions within certain customer contracts.
SG&A expenses decreased $4.4 million to $48.3 million, or 16.5% of net sales during the nine months ended September 30, 2022, as compared to $52.7 million, or 14.9% of net sales, during the nine months ended September 30, 2021. The decrease in SG&A expenses is primarily attributable to the following:
–$1.7 million lower distribution center lease, operating and support costs; and
–$1.5 million lower personnel and other variable compensation costs.
Horizon Americas’ operating profit decreased $47.4 million to an operating loss of $6.4 million, or (2.2)% of net sales, during the nine months ended September 30, 2022, as compared to an operating profit of $41.0 million, or 11.6% of net sales, during the nine months ended September 30, 2021. The decline in operating profit and operating margin were primarily due to the operational results detailed above.
Horizon Americas’ Adjusted EBITDA was $(0.2) million during the nine months ended September 30, 2022, as compared to Adjusted EBITDA of $45.8 million during the nine months ended September 30, 2021. Adjusted EBITDA declined due to the operational results detailed above.

Horizon Europe-Africa
Net sales by sales channel, in thousands, for Horizon Europe-Africa are as follows:

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Net Sales
Aftermarket	$51,050	$70,950	$(19,900)	(28.0)%
Automotive OEM	113,660	127,340	(13,680)	(10.7)%
Automotive OES	44,690	56,820	(12,130)	(21.3)%
E-commerce	6,810	5,340	1,470	27.5%
Industrial	910	1,660	(750)	(45.2)%
Other	1,850	1,680	170	10.1%
Total	$218,970	$263,790	$(44,820)	(17.0)%
Net sales decreased $44.8 million, or 17.0%, to $219.0 million during the nine months ended September 30, 2022, as compared to $263.8 million during the nine months ended September 30, 2021, primarily attributable to lower sales volumes in the aftermarket and OE sales channels driven primarily by supply chain disruptions resulting in OEM customer production schedule changes as well as material availability constraints. The decrease also includes $25.8 million of unfavorable currency translation. The decrease was partially offset by $23.0 million of customer pricing recoveries, primarily in the aftermarket and OE sales channels, to recover increased material and input costs.
Horizon Europe-Africa’s gross profit decreased $17.3 million, or 52.4%, to $15.7 million, or 7.2% of net sales, during the nine months ended September 30, 2022, from $33.0 million, or 12.5% of net sales, during the nine months ended September 30, 2021. The decrease in gross profit and gross profit margin reflects the changes in net sales detailed above, coupled with the unfavorable impact of increased material, supply chain and other manufacturing input costs, and is net of customer pricing recoveries. Gross profit and gross profit margin were also negatively impacted in the first three quarters of 2022 by the inability to flex costs efficiently resulting from OEM customer production schedule changes. The input cost increases were not able to be fully passed through to our customers during the first three quarters of 2022, given there is generally a delay in such recoveries due to market pressures and restrictions within certain customer contracts.
SG&A decreased $6.0 million to $24.4 million, or 11.2% of net sales during the nine months ended September 30, 2022, as compared to $30.4 million, or 11.5% of net sales, during the nine months ended September 30, 2021. The decrease in SG&A expenses is primarily attributable to the following:
–$2.8 million of favorable currency translation; and
–$0.9 million of lower outside professional fees and other administrative costs.
Horizon Europe-Africa’s operating profit decreased $11.3 million to an operating loss of $8.7 million, or (4.0)% of net sales during the nine months ended September 30, 2022, as compared to an operating profit of $2.6 million, or 1.0% of net sales, during the nine months ended September 30, 2021. The decline in operating profit and operating margin were primarily due to the operational results detailed above.
Horizon Europe-Africa’s Adjusted EBITDA was $(0.3) million during the nine months ended September 30, 2022, as compared to Adjusted EBITDA of $13.9 million during the nine months ended September 30, 2021. Adjusted EBITDA declined due to the operational results detailed above.

Corporate Expenses
Corporate expenses included in operating loss decreased $1.7 million to $17.4 million during the nine months ended September 30, 2022, as compared to $19.1 million during the nine months ended September 30, 2021. The decrease was primarily attributable to the following:
–$3.0 million lower non-cash stock compensation; partially offset by:
–$0.6 million higher costs incurred related to professional service fees and other costs associated with new debt issuance, amendments, and modifications and related structure changes.
Corporate Adjusted EBITDA was $(15.9) million during the nine months ended September 30, 2022, as compared to Adjusted EBITDA of $(16.0) million during the nine months ended September 30, 2021. The change in Adjusted EBITDA was driven by insignificant changes to Corporate expenses.

Liquidity and Capital Resources
Our capital and working capital requirements are funded through a combination of cash on hand, cash flows from operations, and various borrowings and factoring arrangements described below. As of September 30, 2022 and December 31, 2021, we had $5.0 million and $8.2 million, respectively, of cash and cash equivalents held at foreign subsidiaries. There may be country specific regulations, which may restrict or result in increased costs in the repatriation of these funds.
In March 2020, the Company, as guarantor, entered into a Loan and Security Agreement (the “Loan Agreement”) with Eclipse Business Capital LLC, formerly known as Encina Business Credit, LLC, as agent for the lenders party thereto, and Horizon Global Americas Inc. and Cequent Towing Products of Canada Ltd., as borrowers (the “ABL Borrowers”). The Loan Agreement provides for an asset-based revolving credit facility (the “Revolving Credit Facility”) in the maximum aggregate principal amount of $75.0 million subject to customary borrowing base limitations contained therein, and may be increased at the ABL Borrowers’ request in increments of $5.0 million, up to a maximum of five times over the life of the Revolving Credit Facility, for a total increase of up to $25.0 million. The Loan Agreement has been amended on several occasions that, among other things, increased the maximum credit available under the Revolving Credit Facility to $95.0 million. As of September 30, 2022, we had availability of $9.7 million under the Revolving Credit Facility and $2.8 million of cash and cash equivalents in the United States.
As of September 30, 2022 and December 31, 2021, total cash and availability was $17.5 million and $39.2 million, respectively. We define cash and availability as cash and cash equivalents and amounts of cash accessible but undrawn from credit facilities.
Our ability to fund our working capital needs, debt payments and other obligations, including borrowing base limitations under our Revolving Credit Facility, depends on our future operating performance and cash flow and many factors outside of our control, including the costs of raw materials, the state of the automotive accessories market and other macroeconomic conditions.
Discussion of Going Concern
The Company’s condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
The Company has a history of recurring net operating losses and cash outflows from operations. In addition, the Company currently projects it will not generate sufficient cash flows from operations, or have access to other sources of liquidity, to sustain its operating needs or to meet the Company's obligations as they become due over the twelve-month period subsequent to the date of the filing of this Quarterly Report on Form 10-Q. In addition, as of September 30, 2022, the Company was in compliance with all applicable covenants in agreements governing its debt. However, based on the Company’s projected financial performance for the twelve-month period subsequent to the date of the filing of this Quarterly Report on Form 10-Q, the Company currently projects that it will not be in compliance with a financial covenant under the Company’s Senior Term Loan Credit Agreement as of March 31, 2023, which would result in an event of default. Such a default would allow the lender under the Senior Term Loan Credit Agreement to accelerate the maturity of the debt, which carries a balance of $225.0 million as of September 30, 2022, making it due and payable at that time. This would, in turn, result in a cross-default of the Company’s Revolving Credit Facility, which carries a balance of $70.4 million as of September 30, 2022. Further, if the Company’s independent registered public accounting firm includes an explanatory paragraph, other than for debt maturing within one year, regarding the Company’s ability to continue as a going concern in its report on the Company’s financial statements for the twelve months ending December 31, 2022, this would be an event of default under the Company’s Senior Term Loan Credit Agreement and also result in a cross-default of the Revolving Credit Facility at the time the Company’s financial statements for the twelve months ending December 31, 2022 are filed. The Company does not currently have sufficient cash on hand, liquidity or projected future cash flows to repay these outstanding amounts upon an event of default. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.
In response to these conditions, the Company has undertaken a review of strategic alternatives for the business, which could involve a sale of a portion or the entirety of the business. The Company has also undertaken discussions with its lender to amend the terms of its financial covenant under the Senior Term Loan Credit Agreement. The Company has a history of successfully amending and extending credit agreements with its current lenders. The process of undertaking such activities is actively ongoing, however, there can be no assurances that this process will result in the completion of any transaction or other alternative that would alleviate such conditions. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Cash Flows - Operating Activities
Net cash used for operating activities during the nine months ended September 30, 2022 and 2021 was $37.0 million and $30.6 million, respectively.
During the nine months ended September 30, 2022, we used $44.9 million in cash flows, based on the reported net loss of $75.1 million and after considering the effects of non-cash items related to depreciation, amortization of intangible assets, amortization of original issuance discount and debt issuance costs, deferred income taxes, non-cash compensation expense, paid-in-kind dividends and interest, redeemable preferred stock redemption costs, and other, net. During the nine months ended September 30, 2021, we generated $24.5 million in cash flows, based on the reported net loss of $17.0 million and after considering the effects of similar non-cash items previously described, in addition to the loss on debt extinguishment of the Company’s former term loan during the first quarter of 2021.
Changes in operating assets and liabilities sourced $7.9 million and used $55.2 million of cash during the nine months ended September 30, 2022 and 2021, respectively. The increase in cash sourced from operating assets and liabilities is primarily attributable to the lower net sales activity in 2022 and the resulting affect on accounts receivables, inventories and accounts payable.
Cash Flows - Investing Activities
Net cash used for investing activities during the nine months ended September 30, 2022 and 2021 was $12.0 million and $14.7 million, respectively.
During the nine months ended September 30, 2022 and 2021, capital expenditures were $12.0 million and $14.7 million, respectively, related to growth, capacity and productivity-related projects within Horizon Americas and Horizon Europe-Africa. The net decrease in capital expenditures during the nine months ended September 30, 2022 is attributable to lower spending in Horizon Americas, partially offset by increased capital expenditures in Horizon Europe-Africa to support growth and capacity expenditures associated with our planned low-cost country expansion.
Cash Flows - Financing Activities
Net cash provided by financing activities was $46.4 million and $18.0 million during the nine months ended September 30, 2022 and 2021, respectively.
During the nine months ended September 30, 2022 and 2021, net proceeds from the Revolving Credit Facility, net of issuance costs, were $12.4 million and $20.7 million, respectively.
During the nine months ended September 30, 2022, proceeds from borrowings on our term loan, net of issuance costs, and related issuance of common stock warrants were $118.2 million and $3.0 million, respectively. During the nine months ended September 30, 2021, proceeds from our term loan, net of issuance costs, and related issuance of common stock warrants were $75.3 million and $16.3 million, respectively. During the nine months ended September 30, 2022, repayments of borrowings on our Convertible Notes, as defined below, were $85.0 million. During the nine months ended September 30, 2021, repayments of borrowings on our former term loan, including transaction fees, were $94.9 million.
Factoring Arrangements
We have factoring arrangements with financial institutions to sell certain accounts receivable. During the nine months ended September 30, 2022 and 2021, total receivables sold under certain non-recourse factoring arrangements were $206.9 million and $225.1 million, respectively. We utilize factoring arrangements as part of our working capital needs. The costs of participating in these arrangements are immaterial to our results. Refer to Note 3, Summary of Significant Accounting Policies, in Item 8, “Financial Statements and Supplementary Data,” included within our Annual Report on Form 10-K for the twelve months ended December 31, 2021, for additional information.

Our Debt and Other Commitments
Revolving Credit Facility
We and certain of our subsidiaries are party to the asset-based Revolving Credit Facility governed by the Loan Agreement. The Revolving Credit Facility provides $95.0 million of funding on a revolving basis, subject to borrowing base availability, and matures on March 13, 2024. As of September 30, 2022, there was $70.4 million outstanding on the Revolving Credit Facility.
Effective March 31, 2022, we entered into an amendment to the Loan Agreement (the “Eighth Amendment”) that temporarily increased our ability to borrow against receivables and in-transit inventory as well as inventory located in the our Mexico facilities, which was initially effective through June 30, 2022. On June 30, 2022, the Loan Agreement was amended to extend the effective date of the temporary borrowing capacity through September 30, 2022, and was subsequently amended on September 26, 2022 (the “Tenth Amendment”) to extend the effective date through January 16, 2023. The Eighth Amendment also replaced the London Interbank Offered Rate (“LIBOR”) based interest rate with the Adjusted Term Secured Overnight Financing Rate (“SOFR”). As a result of the Eighth Amendment, interest on loans under the Loan Agreement is payable in cash at the interest rate of SOFR plus 4.00% per annum, subject to a 1.00% SOFR floor. The Tenth Amendment amended the interest rate such that beginning September 30, 2022, the interest rate on all loans under the Loan Agreement is SOFR plus 4.50% to 5.00% per annum, subject to a 1.00% SOFR floor and certain conditions defined in the Loan Agreement.
The Tenth Amendment also provides us an additional $5.0 million of availability above the customary borrowing base limitations, which is effective through November 16, 2022, at which point it will be reduced to $2.5 million through December 16, 2022, and expire thereafter. Pursuant to the terms of the Tenth Amendment, we entered into a cash dominion triggering period that permits the agent under the Loan Agreement to use our cash receipts to repay outstanding borrowings under the Revolving Credit Facility. We will remain in dominion until our availability under the Revolving Credit Facility exceeds the dominion threshold in the Loan Agreement for 20 consecutive calendar days.
Senior Term Loan Credit Agreement
We and certain of our subsidiaries, have been or are parties to other long-term credit agreements, including a credit agreement (the “Senior Term Loan Credit Agreement”) that we entered into in February 2021, with Atlantic Park Strategic Capital Fund, L.P. (“Atlantic Park”), as administrative agent and collateral agent, and the lenders party thereto. The Senior Term Loan Credit Agreement provides for an initial term loan facility (the “2021 Senior Term Loan”) in the aggregate principal amount of $100.0 million, all of which was borrowed by the Company and was used to repay our former term loan. The Senior Term Loan Credit Agreement also provided for a delayed draw term loan facility in the aggregate principal amount of up to $125.0 million, which was available to be drawn by the Company in up to three separate borrowings through June 30, 2022. All outstanding borrowings under the Senior Term Loan Credit Agreement mature on February 2, 2027.
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
In June 2022, we borrowed the remaining $90.0 million under our existing delayed draw term loan facility (the “June 2022 Delayed Draw Term Loan”). The proceeds of the June 2022 Delayed Draw Term Loan were used by the Company to repay $85.0 million of principal and $1.7 million of accrued interest on our Convertible Notes, which matured on July 1, 2022. Following the full draw on the delayed draw term loans, the February 2022 Delayed Draw Term Loan, the June 2022 Delayed Draw Term Loan and the 2021 Senior Term Loan are collectively referred to as the Senior Term Loan. As of September 30, 2022, there was $225.0 million outstanding on the Senior Term Loan bearing cash interest at the interest rate of LIBOR plus 7.50% per annum, subject to a 1.00% LIBOR floor.
Convertible Notes
In February 2017, we completed a public offering of 2.75% Convertible Senior Notes (the “Convertible Notes”) in an aggregate principal amount of $125.0 million. During the second quarter of 2022, we issued Series B Preferred Stock, as defined below, in exchange for $40.0 million of the outstanding principal balance of the Convertible Notes. On July 1, 2022, the proceeds of the June 2022 Delayed Draw Term Loan were used to repay $85.0 million of principal and $1.7 million of accrued interest on the Convertible Notes.

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
In June 2022, we entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with the Corre Funds pursuant to which the Corre Funds purchased 40,000 shares of our Series B Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), in exchange for $40.0 million aggregate principal amount of our Convertible Notes, which were cancelled by us. Pursuant to the terms of the Purchase Agreement, we also issued the Corre Funds an additional 1,000 shares of Series B Preferred Stock in satisfaction of our obligation to pay Corre Funds a commitment fee pursuant to the terms of the commitment letter described above.
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
Other Matters
We are subject to variable interest rates on our Senior Term Loan Credit Agreement and Revolving Credit Facility. At September 30, 2022, 1-Month LIBOR and 3-Month LIBOR approximated 3.14% and 3.75%, respectively. At September 30, 2022, the Adjusted Term SOFR approximated 2.98%.
In addition to our long-term debt, we have other cash commitments related to leases. For the nine months ended September 30, 2022 and 2021 rent expense on our operating leases was $10.7 million. We expect to continue to utilize leasing as a financing strategy in the future to support our business and operational needs as well as reduce debt levels.
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
The reconciliations of net income (loss) attributable to Horizon Global to EBITDA, EBITDA to Adjusted EBITDA and Adjusted EBITDA to Consolidated EBITDA are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,			Last Twelve Months Ended September 30,
	2022	2021	Change	2022	2021	Change	2022	2021	Change
	(dollars in thousands)			(dollars in thousands)			(dollars in thousands)
Net loss attributable to Horizon Global	$(25,460)	$(2,470)	$(22,990)	$(74,340)	$(15,990)	$(58,350)	$(90,070)	$(21,400)	$(68,670)
Net loss attributable to noncontrolling interest	(220)	(300)	80	(720)	(970)	250	(1,150)	(1,380)	230
Net loss	$(25,680)	$(2,770)	$(22,910)	$(75,060)	$(16,960)	$(58,100)	$(91,220)	$(22,780)	$(68,440)
Interest expense	10,230	6,970	3,260	26,210	21,000	5,210	33,180	28,710	4,470
Income tax expense (benefit)	1,070	410	660	1,750	2,810	(1,060)	(1,220)	1,060	(2,280)
Depreciation and amortization	4,300	5,210	(910)	13,240	15,930	(2,690)	19,310	22,690	(3,380)
EBITDA	$(10,080)	$9,820	$(19,900)	$(33,860)	$22,780	$(56,640)	$(39,950)	$29,680	$(69,630)
Net loss attributable to noncontrolling interest	220	300	(80)	720	970	(250)	1,150	1,380	(230)
EBITDA attributable to Horizon Global	$(9,860)	$10,120	$(19,980)	$(33,140)	$23,750	$(56,890)	$(38,800)	$31,060	$(69,860)
Adjustments pursuant to Senior Term Loan Agreement:
Losses on sale of receivables	570	280	290	1,230	780	450	1,410	1,230	180
Debt extinguishment losses	—	—	—	—	11,650	(11,650)	—	11,650	(11,650)
Non-cash equity grant expenses	(2,470)	880	(3,350)	(420)	2,590	(3,010)	510	3,400	(2,890)
Other non-cash expenses or losses	5,220	1,400	3,820	12,530	5,320	7,210	13,950	3,840	10,110
Fees, costs and expenses in connection with the term loan and ABL credit agreements	(20)	—	(20)	100	—	100	100	—	100
Lender agent related professional fees, costs, and expenses(a)	30	30	—	110	130	(20)	160	130	30
Non-recurring expenses or costs(b)	270	250	20	2,850	(570)	3,420	4,040	(340)	4,380
Asset sale related fees, costs, and expenses(a)	270	—	270	270	—	270	270	—	270
Non-cash losses on asset sales	50	20	30	100	30	70	1,540	40	1,500
Debt extinguishment gains	—	—	—	—	—	—	(7,530)	—	(7,530)
Other	—	—	—	(40)	(30)	(10)	(40)	(40)	—
Adjusted EBITDA	$(5,940)	$12,980	$(18,920)	$(16,410)	$43,650	$(60,060)	$(24,390)	$50,970	$(75,360)
Non-recurring expense limitation(a)(b)	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Other	—	—	—	40	30	10	40	40	—
Consolidated EBITDA	$(5,940)	$12,980	$(18,920)	$(16,370)	$43,680	$(60,050)	$(24,350)	$51,010	$(75,360)
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

Outlook
Our business remains susceptible to macroeconomic conditions that may adversely affect our future results, including the current inflationary environment and rising energy prices, increasing interest rates, ongoing global semiconductor shortage, as well as transportation and other logistic constraints. The conflict between Russia and Ukraine also continues to place added constraints on the global automotive supply chain that may adversely impact our business. These factors have contributed to a delay in receiving certain critical components required to fulfill orders by the Company or some of our OE customers, which has resulted in retiming some customer orders to future periods. We also continue to experience elevated costs for certain raw materials, including steel, and while we endeavor to recover incremental input costs through pricing recovery initiatives, the recoveries generally occur over time and are not guaranteed. We continue to monitor these macroeconomic factors and implement mitigating actions where possible, and remain committed to fulfilling customer orders.
We also remain focused on the execution of our business plan and operational improvement initiatives which are continuously ongoing. These initiatives were put in place to streamline and simplify our operations and provide a roadmap to achieve our strategic priorities of margin expansion, liquidity management and organic business growth.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4. Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Evaluation of disclosure controls and procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company’s disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2022, we implemented an enterprise resource planning system within our Horizon Americas operating segment and Corporate locations. As part of this implementation, we have modified the design and documentation of our internal controls processes and procedures, where appropriate.
Except as described above, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
We are currently out of compliance with the New York Stock Exchange’s (“NYSE”) minimum market capitalization and average closing price requirements and are at risk of the NYSE delisting our common stock, which would have an adverse impact on the trading volume, liquidity and market price of our common stock.
On July 25, 2022, we were notified by the NYSE that we were not in compliance with the continued listing standard set forth in Section 802.01B of the NYSE Listed Company Manual because our average market capitalization was less than $50 million over a consecutive 30 trading-day period and our stockholders’ equity was less than $50 million. On September 8, 2022, we submitted a business plan advising the NYSE of definitive actions we are taking to meet the continued listing standards of the NYSE to cure the market capitalization condition, which we expect will ultimately lead to a recovery of our common stock price and market capitalization, and the NYSE accepted our plan.
On November 7, 2022, we were notified by the NYSE that we were not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE Listed Company Manual because, as of November 4, 2022, the average closing price of our common stock fell below $1.00 per share over a period of 30 consecutive trading days. We have six months to regain compliance with the NYSE’s minimum share price requirement. We intend to notify the NYSE within 10 business days of receipt of the notification that we intend to cure this deficiency and return to compliance with the NYSE continued listing requirements.
Additionally, our common stock could also be delisted if our average market capitalization over a consecutive 30 day-trading period is less than $15 million, in which case we would not have an opportunity to cure the deficiency, our common stock would be suspended from trading on the NYSE immediately, and the NYSE would begin the process to delist our common stock, subject to our right to appeal under NYSE rules. We cannot assure you that any appeal we undertake in these or other circumstances will be successful. While we are working to cure this potential deficiency and remain in compliance with this continued listing standard, there can be no assurance that we will be able to cure this potential deficiency or if we will cease to comply with another continued listing standard of the NYSE.
A delisting of our common stock from the NYSE could negatively impact us as it would likely reduce the liquidity and market price of our common stock; reduce the number of investors willing to hold or acquire our common stock; and negatively impact our ability to access equity markets and obtain financing.

There is substantial doubt about our ability to continue as a going concern.
We have a history of recurring net operating losses and cash outflows from operations. In addition, we currently project we will not generate sufficient cash flows from operations, or have access to other sources of liquidity, to sustain our operating needs or to meet our obligations as they become due over the twelve-month period subsequent to the date of the filing of this Quarterly Report on Form 10-Q. In addition, as of September 30, 2022, we were in compliance with all applicable covenants in agreements governing our debt. However, based on our projected financial performance for the twelve-month period subsequent to the date of the filing of this Quarterly Report on Form 10-Q, we currently project that we will not be in compliance with a financial covenant under the Senior Term Loan Credit Agreement as of March 31, 2023, which would result in an event of default. Such a default would allow the lender under the Senior Term Loan Credit Agreement to accelerate the maturity of the debt, which carries a balance of $225.0 million as of September 30, 2022, making it due and payable at that time. This would, in turn, result in a cross-default of the Revolving Credit Facility, which carries a balance of $70.4 million as of September 30, 2022. Further, if the our independent registered public accounting firm includes an explanatory paragraph, other than for debt maturing within one year, regarding our ability to continue as a going concern in its report on the our financial statements for the twelve months ending December 31, 2022, this would be an event of default under our Senior Term Loan Credit Agreement and also result in a cross-default of the Revolving Credit Facility at the time our financial statements for the twelve months ending December 31, 2022 are filed with the U.S. Securities and Exchange Commission. We do not currently have sufficient cash on hand, liquidity or projected future cash flows to repay these outstanding amounts upon an event of default. These conditions and events raise substantial doubt about our ability to continue as a going concern.
In response to these conditions, we have undertaken a review of strategic alternatives for the business, which could involve a sale of a portion or the entirety of the business. We have also undertaken discussions with our lender to amend the terms of our financial covenant under the Senior Term Loan Credit Agreement. We have a history of successfully amending and extending credit agreements with our current lenders. The process of undertaking such activities is actively ongoing, however, there can be no assurances that this process will result in the completion of any transaction or other alternative that would alleviate such conditions. As a result, we have concluded that management’s plans do not alleviate substantial doubt about our ability to continue as a going concern.
The condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On November 7, 2022, we were notified by the NYSE that we were not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE Listed Company Manual because, as of November 4, 2022, the average closing price of our common stock fell below $1.00 per share over a period of 30 consecutive trading days (the “Bid Price Requirement”). We intend to notify the NYSE within 10 business days of receipt of the notification that we intend to cure this deficiency and return to compliance with the NYSE continued listing requirements.
We have six months to regain compliance with the Bid Price Requirement. In accordance with Section 802.01C of the NYSE Listed Company Manual, we can regain compliance at any time during the six-month cure period (the “Cure Period”) if on the last trading day of any calendar month during the Cure Period we have a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. In the event that at the expiration of the six-month cure period, both a $1.00 closing share price on the last trading day of the Cure Period and a $1.00 average closing share price over the 30 trading-day period ending on the last trading day of the cure period are not attained, the NYSE will commence suspension and delisting procedures. There is no assurance that our common stock will not be delisted from the NYSE.

The NYSE notice has no immediate impact on the listing of our common stock, which will continue to be listed and traded on the NYSE during the Cure Period, subject to our compliance with the other listing requirements of the NYSE. Our common stock will continue to trade under the symbol “HZN,” but will have an added designation of “.BC” to indicate that we are not currently in compliance with NYSE continued listing standards.

Item 6. Exhibits.
Exhibits Index:

3.1(b)	Amended and Restated Certificate of Incorporation of Horizon Global Corporation, as amended.
3.2(a)	Amended and Restated By-laws of Horizon Global Corporation.
3.3(c)	Series B Preferred Stock Certificate of Designations.
10.1*
Tenth Amendment to Loan and Security Agreement dated September 26, 2022, by and among Horizon Global Americas Inc. and Cequent Towing Products of Canada Ltd., as borrowers, Horizon Global Corporation, Horizon Global Company LLC, Cequent Electrical Products de Mexico, S. de R.L. de C.V., and Cequent Sales Company de Mexico, S. de R.L. de C.V., as guarantors, the lenders party thereto and Eclipse Business Capital LLC (f/k/a Encina Business Credit, LLC), as agent for the Lenders.

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

HORIZON GLOBAL CORPORATION (Registrant)

/s/ JIAN JAMES ZHOU

Date:	November 9, 2022	By:	Jian James Zhou Chief Financial Officer